Form 10-K
period 2020-06-30
HAIN CELESTIAL GROUP INC
filed 2020-08-25
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted on the NASDAQ Global Select Market on December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,156,022,599.

As of August 18, 2020, there were 101,886,315 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, challenges and uncertainty resulting from the COVID-19 pandemic, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, the United Kingdom’s exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to implement cost reduction initiatives, the impact of our debt covenants, the potential discontinuation of LIBOR, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.  Business
Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life®.  Hain Celestial is a leader in many organic and natural product categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Orchard House®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy to: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy, with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

During the fourth quarter of fiscal 2019, the Company initiated a SKU rationalization that included the elimination of approximately 350 low velocity and low profitability SKUs. These SKU rationalizations are expected to result in expanded future profits and a remaining set of core SKUs that will maintain their shelf space in the store.

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. More recently, the Company divested its Danival® business in July 2020. See Note 25, Subsequent Events, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

Productivity and Transformation Costs
As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings and the removal of complexity from the business. In fiscal 2019, the Company announced a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

Productivity and transformation costs include costs, such as consulting and severance costs, relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.
Discontinued Operations
On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets. The Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business to the Purchaser for an aggregate price of $341.8 million.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of June 30, 2019. See Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Former Chief Executive Officer Succession Plan

On June 24, 2018, the Company entered into a succession plan, whereby the Company’s former Chief Executive Officer (“CEO”), Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and CEO, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018. Accordingly, Mr. Simon’s employment with the Company terminated on November 4, 2018. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Change in Reportable Segments
Historically, the Company had three reportable segments: United States, United Kingdom and Rest of World. Effective July 1, 2019, the Company reassessed its segment reporting structure and as a result, the Canada and Hain Ventures operating segments, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International. Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure. See Note 22, Segment Information, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Headcount

As of June 30, 2020, we employed a total of 4,287 full-time employees.

Products

During fiscal 2020, we primarily sold our organic, natural, and “better-for-you” products in the following categories: tea; snacks; personal care; and grocery. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or SKUs when sales of those items do not warrant further production. Our product categories consist of the following:

Tea

Under the Celestial Seasonings® brand, we currently offer more than 100 varieties of herbal, green, black, wellness, rooibos and chai tea. Tea products accounted for approximately 6% of our consolidated net sales in fiscal 2020 and 5% in each of fiscal 2019 and 2018.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips and puffs. Snack products accounted for approximately 15% of our consolidated net sales in fiscal 2020, 14% in fiscal 2019 and 13% in fiscal 2018.

Personal Care

Our personal care products cover a variety of personal care categories including hand, skin, hair and oral care, deodorants, baby care items, body washes, sunscreens and lotions. Personal care products accounted for approximately 10% of our consolidated net sales in each of fiscal 2020, 2019 and 2018.

Grocery

Grocery products include infant formula, infant, toddler and kids’ foods, plant-based beverages and frozen desserts (such as soy, rice, oat, almond and coconut), condiments, cooking and culinary oils, cereal bars, canned, chilled fresh, aseptic and instant soups, yogurts, nut butters, juices, hot-eating desserts, cookies, frozen fruit and vegetables, pre-cut fresh fruit, refrigerated and frozen plant-based meat-alternative products, jams, fruit spreads, jelly, honey, natural sweeteners and marmalade products, as well as other food products. Grocery products accounted for approximately 69% of our consolidated net sales in fiscal 2020, 72% in fiscal 2019 and 73% in fiscal 2018.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our prepared food and personal care products are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Working Capital

For information relating to our cash flows from operations and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Capital Expenditures

During fiscal 2020, our aggregate capital expenditures from continuing operations were $60.9 million. We expect to spend approximately $80 million to $85 million for capital projects in fiscal 2021.

Segments

Prior to July 1, 2019, our operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures. For segment reporting purposes, based on economic similarity as outlined within Accounting Standards Codification ("ASC") 280, Segment Reporting, we elected to combine the United

Kingdom, Tilda and Ella’s Kitchen UK operating segments into one reportable segment known as United Kingdom. Additionally, the Canada, Europe and Hain Ventures operating segments were combined as the Rest of World reportable segment. Separately, the United States operating segment comprised its own reportable segment.

Effective July 1, 2019, we reassessed our segment reporting structure due to changes in how our Chief Operating Decision Maker assesses our performance and allocates resources as a result of a change in our strategy, which includes creating synergies among our United States and Canada businesses, as well as among our international businesses in the United Kingdom and Europe. As a result, the Canada and Hain Ventures operating segments, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, we now operate under two reportable segments: North America and International.

Prior period segment information has been adjusted to reflect our new operating and reporting structure. Additionally, the Tilda operating segment was classified as discontinued operations as discussed in Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Segment information presented herein excludes the results of Tilda for all periods presented.

We use segment net sales and operating income to evaluate performance and to allocate resources. We believe these measures are most relevant in order to analyze segment results and trends. Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses), impairment and acquisition related expenses, restructuring, integration and other charges.

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2020, 2019 and 2018 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,
	2020		2019		2018
North America	$1,171,478	57%	$1,195,979	57%	$1,295,413	57%
International	882,425	43%	908,627	43%	970,257	43%
Total	$2,053,903	100%	$2,104,606	100%	$2,265,670	100%

North America Segment:

United States

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

The brands sold by the United States operating segment include:

Tea

Our tea products are marketed under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness and rooibos teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.

Snacks

Our snack food products include Terra® varieties of root vegetable chips, potato chips and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips and Apple Straws® and GG UniqueFiber™ crackers.

Personal Care

Our Personal Care products include hands, skin, hair and oral care products, deodorants and sun care and baby care items under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean® and Queen Helene® brands.

Grocery

Our Grocery products include Yogurt, Baby Food and Pantry products.

Yogurt product includes The Greek Gods® Greek-style yogurt.

Baby Food products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® and Earth’s Best Sesame Street (under license).

Pantry products include the following natural and organic brands: Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups and gravies, Hain Pure Foods® condiments, Health Valley® cereal bars and soups, Hollywood® oils, Westbrae® vegetarian products, Almond Dream®, Coconut Dream®, Rice Dream®, Oat Dream®, Soy Dream® and other DreamTM brand plant-based beverages.

Canada

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, mass merchandisers, club stores, natural food distributors, personal care distributors, drug store chains and food service distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to food service and retail customers. We utilize a third-party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

The brands sold in our Canada operating segment include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, vegetables and lentils, Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, Imagine® aseptic soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Our plant-based beverages include Soy Dream®, Oat Dream®, Coconut Dream®, Almond Dream®, and Rice Dream®. Other food brands include Celestial Seasonings® teas, Terra® chips and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, sun care, deodorants and baby care items under the Avalon Organics®, Alba Botanica®, JASON®, Live Clean® and One Step® brands.

International Segment:

United Kingdom

In the United Kingdom, our products include frozen and chilled products, including but not limited to soups, fruits and juices, and plant-based and meat-free products as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, sweeteners, syrups and dessert sauces.

The brands sold by our United Kingdom operating segment include Ella’s Kitchen® infant and toddler foods, New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, Farmhouse Fare™ hot-eating desserts, Johnson’s Juice Co.® juices, Linda McCartney’s® chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, William’s™ conserves, Sun-Pat® nut butters, Gale’s® honey, Clarks™ natural sweeteners and Robertson’s® and Frank Cooper’s® marmalades. We also provide a comprehensive range of private label products to many retailers, convenience stores and food service providers in the following categories: fresh soup, pre-cut fresh fruit, juice, smoothies, chilled desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world as well. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Europe

Our products sold by the Europe operating segment include Dream®, Joya®, Lima® and Natumi®. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® and Dream® brands include plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers, tofu and private label products. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas and Linda McCartney’s® chilled and frozen plant-based meals in Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and India. Our products are sold using our own direct sales force and local distributors.

Customers

Two of our customers each accounted for more than 10% of our consolidated net sales in certain of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 9%, 10% and 12% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which were primarily related to the United States operating segment. Likewise, Walmart Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 12%, 11% and 11% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which were primarily related to the United States and United Kingdom operating segments. No other customer accounted for more than 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 75 countries. Sales outside of the United States represented approximately 51%, 50% and 50% of our consolidated net sales in fiscal 2020, 2019 and 2018, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, both pre-shop and during purchase, both in-store and online. We use a combination of trade and consumer promotion and messaging. Trade advertising and promotion includes placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in secondary locations.

Consumer advertising and promotion is used to build brand awareness and equity, drive trial to bring in new consumers and increase consumption. Paid social and digital advertising and public relations programs are the main drivers of brand awareness. Trial and conversion tactics include, but are not limited to, product search on Google and e-commerce sites, digital coupons, in-store product sampling, direct mail and e-consumer relationship programs. Additionally, brand specific websites and social media pages are used to engage consumers with lifestyle, product and usage information related to specific brands.

We also utilize partnerships to help create awareness and advocacy. We partner with various influencers to help increase brand reach and relevance. For example, in the United States, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop. In addition, several of our brands are proud supporters of Folds of Honor, a non-profit organization that provides educational sponsorships to military families. There is no guarantee that these promotional investments will be successful.

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

Production

Manufacturing

During fiscal 2020, 2019 and 2018, approximately 59%, 58% and 59%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•Boulder, Colorado, which produces Celestial Seasonings® teas;
•Moonachie, New Jersey, which produces Terra® root vegetable and potato chips;
•Mountville, Pennsylvania, which produces Sensible Portions® snack products;
•Ashland, Oregon, which produces MaraNatha® nut butters;
•Bell, California, which produces Alba Botanica®, Avalon Organics®, JASON® and Earth’s Best® personal care products;
•Trenton, Ontario, which produces Yves Veggie Cuisine® plant-based products;
•Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based products; and
•Mississauga, Ontario, which produces our Live Clean® and other personal care products.

Our International reportable segment operates the following manufacturing facilities:

•Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s®, Clarks™ and Gale’s®;
•Grimsby, England, which produces our New Covent Garden Soup Co.® chilled soups;
•Clitheroe, England, which produces our Farmhouse Fare® hot-eating desserts;
•Fakenham, England, which produces Linda McCartney’s® meat-free frozen and chilled foods;
•Corby, England (two facilities), which produces drinks and desserts and prepares fresh cut fruit;
•Gateshead, England, which prepares fresh cut fruit;
•North Yorkshire, England, which produces Yorkshire Provender® chilled soups;
•Larvik, Norway, which produces our GG UniqueFiber™ products;
•Troisdorf, Germany, which produces Natumi®, Rice Dream®, Lima®, Joya® and other plant-based beverages;
•Oberwart, Austria, which produces our Dream®, Lima®, and Joya® plant-based foods and beverages; and
•Schwerin, Germany, which also produces our Dream®, Lima®, and Joya® plant-based foods and beverages.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Co-Packers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as “co-packers,” manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings.  During fiscal 2020, 2019 and 2018, approximately 41%, 42% and 41%, respectively, of our revenue was derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished good specifications to ensure we meet customer expectations.

Suppliers of Ingredients and Packaging

Agricultural commodities and ingredients, including almonds, corn, dairy, fruit and vegetables, oils, rice, grains and soybeans are the principal inputs used in our food products. Plant-based surfactants, glycerin and alcohols are the main inputs used in our personal care products.

Our certified organic and natural raw materials as well as our packaging materials are obtained from various suppliers around the world. The Company works with its suppliers to ensure the quality and safety of their ingredients and that such ingredients meet our specifications and comply with applicable regulations. These assurances are supported by our purchasing contracts, supplier expectations manual, supplier code of conduct, and technical assessments, including questionnaires, scientific data, certifications, affidavits, certificates of analysis and analytical testing, where required. Our purchasers and quality team visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.

We maintain long-term relationships with many of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Competition

We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged goods competitors include Campbell Soup Company, Conagra Brands, Inc., Danone S.A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A., PepsiCo, Inc. and Unilever, and conventional personal care products companies with whom we compete include, but are not limited to, Colgate-Palmolive Company, Johnson & Johnson and The Proctor & Gamble Company. Certain of these large mainstream conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include Amy’s Kitchen, Chobani LLC and Nature’s Bounty Inc. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. We generally register our trademarks and brand names in the United States, Canada, the European Union, and the United Kingdom and/or other foreign countries depending on the area of distribution of the applicable products, and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own registered trademarks for our principal products, including Alba Botanica®, Almond Dream®, Avalon Organics®, Celestial Seasonings®, Coconut Dream®, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, JASON®, Joya®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, One Step®, Orchard House®, Queen Helene®, Rice Dream®, Robertson’s®, Sensible Portions®, Soy Dream®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Yorkshire Provender® and Yves Veggie Cuisine®. We also have registered trademarks for many of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

We also market products under brands licensed under trademark license agreements, including Linda McCartney’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products, as well as the Paddington Bear image on certain of our Robertson’s® products.

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

Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Food Standards Agency in the United Kingdom, the Canadian Food Inspection Agency in Canada and the European Food Safety Authority which supports the European Commission, as well as individual country, province, state and local regulations.

Quality Control

We utilize a comprehensive food safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge on food safety science, employee training, ongoing process innovation, use of quality ingredients and both internal and independent auditing.
In the United States, each of our own food manufacturing facilities has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety and Modernization Act (“FSMA”). In addition, each such facility has at least one Preventive Controls Qualified Individual (“PCQI”) who has successfully completed training in the development and application of risk-based preventive controls at least equivalent to that received under a standardized curriculum recognized by the FDA.
Substantially all of our Hain-owned manufacturing sites and a significant number of our co-packers are certified against a standard recognized by the Global Food Safety Initiative (“GFSI”) including Safe Quality Foods (“SQF”) and British Retail Consortium (“BRC”). These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
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

Available Information

The following information can be found, free of charge, in the “Investor Relations” section of our corporate website at http://www.hain.com:

•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”);
•our policies related to corporate governance, including our Code of Business Conduct and Ethics (“Code of Ethics”) applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officers) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and Nasdaq; and
•the charters of the Audit, Compensation, Corporate Governance and Nominating, and Strategy Committees of our Board of Directors.

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

The COVID-19 pandemic and the measures being taken by governments, businesses and consumers to limit the spread of COVID-19 have led to operational challenges in our business and may result in broader and longer-term challenges and uncertainty that we will need to successfully manage, including but not limited to:

•Manufacturing and Supply Chain Challenges — We have faced disruptions and may have additional disruptions in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. The implementation of extra employee and consumer health and safety precautions has led to temporary disruptions at certain of our manufacturing facilities, and could lead to more prolonged disruptions or closures in the future. Additionally, shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our workforce and our business. All of these health and safety precautions and individual shelter-in-place and social distancing behaviors also impact third parties on which we rely to make our products available to consumers, including our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers.

•Uncertain Future Consumer Demand Environment — While we experienced a net increase in the overall demand for our products during the early phases of the COVID-19 pandemic, deteriorating economic conditions arising from the COVID-19 pandemic could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products. Additionally, demand for certain of our product offerings, such as sun care products and the food service component of our business in the United Kingdom, has been adversely impacted by the COVID-19 pandemic and may continue to be adversely impacted due to changed consumer behavior and priorities.

•Increased Costs — We have incurred, and expect to continue to incur, additional costs to address the challenges created by the COVID-19 pandemic. These include additional costs associated with overtime pay, appropriately compensating employees for working under challenging conditions, hiring temporary contractors, temporary factory closures, implementing increased safety measures, and procuring ingredients and managing our supply chain during a global pandemic. Our operating results may be adversely affected if we experience significant unexpected costs in the future.

•Changed Business Environment and Priorities — The COVID-19 pandemic has resulted in dramatic changes to the environment in which we operate, which may continue into the foreseeable future. Additionally. with much of our focus centered on managing our business through the COVID-19 pandemic, we have made the decision to delay some important initiatives. These changes to the overall business environment may include:
◦Productivity challenges as many of our employees work from home and all of our employees face risks and uncertainty while working during a global public health crisis;
◦The way customers communicate with us, establish their priorities and make product reset decisions;
◦Shifts in consumer shopping trends with an increased importance of e-commerce channels;
◦Cancellation of important internal and external conferences including our internal global sales conference and industry and customer trade shows;
◦Delays and uncertainty in obtaining product certifications and undergoing quality audits; and
◦Decisions to delay capital expenditures, planned innovation and productivity initiatives.

•Financial Impact on Third Parties and Equity Investments — Deteriorating economic conditions could jeopardize the viability of some third parties and our business relationships with them and could cause us to incur losses or increased costs in our dealings with those third parties. Additionally, we have equity investments in businesses and joint ventures that have been impacted by the COVID-19 pandemic, and the value of those equity investments could become impaired or lost if those businesses are unable to stabilize their operations.

In addition to the potential effects of the COVID-19 pandemic described above, the impacts of the COVID-19 pandemic could exacerbate conditions in our other risk factors noted below. If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, some of which is not within our control, our business and operating results could be materially adversely affected.

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

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Conagra Brands, Inc., Danone S. A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A., PepsiCo, Inc. and Unilever, and conventional personal care products companies, including but not limited to Colgate-Palmolive Company, Johnson & Johnson and The Procter & Gamble Company, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of organic, natural and “better-for-you” products which, if consumer demand for such categories were to decrease, could harm our business. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers’ preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner.

In addition, we have seen a shift in consumption towards the e-commerce channel during the COVID-19 pandemic and may see a more substantial shift in the future. Typically, products we sell via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

A significant portion of our business has exposure to continued uncertainty in the United Kingdom and the negotiation of a possible trade agreement following its exit from the European Union, commonly referred to as “Brexit.”

In each of fiscal years 2020 and 2019, approximately 32% and 33%, respectively, of our consolidated net sales were generated in the United Kingdom, which continues to experience economic and market uncertainty as it negotiates the terms of a possible trade agreement with the European Union following Brexit. Brexit has caused and may continue to cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets following the transitional period which ends on December 31, 2020. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate, adversely change tax benefits or liabilities in these or other jurisdictions and may cause us to lose customers, suppliers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.

Consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to customers at the right price. Customers, such as supermarkets and food distributors in North America, the United Kingdom and the European Union, continue to consolidate. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases or demand increased promotional programs, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, which could negatively impact our business. The consolidation of retail customers also increases the risk that a significant adverse impact on their business could have a corresponding material adverse impact on our business.

Two of our customers each accounted for more than 10% of our consolidated net sales in certain of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 9%, 10% and 12% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019, and 2018, respectively, which were primarily related to the United States operating segment. Likewise, WalMart Inc. and its affiliates, Sam’s Club and ASDA, together accounted for approximately 12%, 11%, and 11% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which were primarily related to the United States and United Kingdom operating segments.

The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

We rely on independent distributors for a substantial portion of our sales.
In our United States operating segment, we rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to successfully expand the distribution of our products.

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

During fiscal 2020, 51% of our consolidated net sales were generated outside the United States, while such sales outside the United States were 50% of net sales in both fiscal 2019 and fiscal 2018. Sales from outside our U.S. markets may continue to represent a significant portion of our total net sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•periodic economic downturns and the instability of governments, including default or deterioration in the credit worthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties;
•difficulties in managing a global enterprise, including staffing, collecting accounts receivable and managing distributors;
•compliance with U.S. laws affecting operations outside of the United States, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations;
•difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations, including compliance with antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), and a variety of other local, national and multi-national regulations and laws;
•tariffs, quotas, trade barriers or sanctions, other trade protection measures and import or export licensing requirements imposed by governments that might negatively affect our sales, including, but not limited to, Canadian and European Union tariffs imposed on certain U.S. food and beverages;
•pandemics, such as COVID-19 or the flu, which may adversely affect our workforce as well as our local suppliers and customers;

•earthquakes, tsunamis, floods or other major disasters that may limit the supply of products that we purchase abroad;
•varying regulatory, tax, judicial and administrative practices in the jurisdictions where we operate, including changes in tax laws, interpretation of tax laws, tax audit outcomes and potentially burdensome taxation;
•changes in capital controls, including price and currency exchange controls;
•discriminatory or conflicting fiscal policies;
•varying abilities to enforce intellectual property and contractual rights;
•greater risk of uncollectible accounts and longer collection cycles;
•design and implementation of effective control environment processes across our diverse operations and employee base;
•foreign currency exchange and transfer restrictions;
•increased costs, disruptions in shipping or reduced availability of freight transportation; and
•differing labor standards.

If we do not manage our supply chain effectively, our operating results may be adversely affected.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. The inability of any supplier of raw materials, independent co-packer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. The COVID-19 pandemic, in particular, has created operating challenges in manufacturing our products and making them available to customers and consumers. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase, and our profit margins could decrease.

Our future results of operations may be adversely affected by volatile commodity costs.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs, including fuel. Agricultural commodities and ingredients, including almonds, corn, dairy, fruit and vegetables, oils, rice, grains and soybeans, are the principal inputs used in our food products. These items are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. While we seek to offset the volatility of such costs with a combination of cost savings initiatives, operating efficiencies and price increases to our customers, we may be unable to manage cost volatility. If we are unable to fully offset the volatility of such costs, our financial results could be adversely affected.

Our ability to achieve our business plans is partially dependent on our ability to implement and achieve targeted savings and efficiencies from cost reduction initiatives.

In fiscal 2019, we implemented a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, we have implemented SKU rationalizations that included the elimination of approximately 350 low velocity and low profitability SKUs during the fourth quarter of fiscal 2019. As another aspect of this strategy, during fiscal 2020, we began the integration of our United States and Canada operations in alignment with the North America reportable segment structure. We will carry out additional productivity initiatives under this strategy in fiscal 2021.

Our success depends on our ability to execute on our productivity initiatives and realize cost savings and efficiencies in our operations. If we are unable to fully implement our productivity plans and realize our anticipated savings and efficiencies, our profitability may be adversely impacted.

Any default under our debt agreements could have significant consequences.

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

We may be adversely impacted by the potential discontinuation of the London Interbank Offered Rate, or LIBOR.

We have loans under our credit facility and interest rate swap agreements that are indexed to LIBOR. The financial authority that regulates LIBOR has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear if LIBOR will cease to exist or precisely how any alternative reference rates would be calculated and published.

While we have sought to reduce future interest rate volatility by entering into floating rate to fixed rate swap agreements with respect to a substantial portion of our outstanding indebtedness as of June 30, 2020, any transition from LIBOR may nonetheless cause us to incur increased costs and additional risk. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. If LIBOR is discontinued, interest rates will generally be based on an alternative variable rate specified in the documentation governing our indebtedness or swaps or as otherwise agreed upon. The alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in transitioning contracts to an alternative variable rate. The method of transitioning to an alternative rate may be challenging and may require substantial negotiation with the counterparty to each contract. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.

Ineffective internal controls could impact the Company’s business and financial results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating and reporting on our system for internal control. Our management concluded in its most recent year-end assessment that our internal control over financial reporting was effective as of June 30, 2020. However, such internal control has inherent limitations and may not prevent or detect misstatements. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our financial reporting obligations and our business, financial results and reputation could be harmed.

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

In addition, former officers and members of our Board of Directors, as individual defendants, are the subject of lawsuits related to the Company. Under Delaware law, our bylaws and certain indemnification agreements, we may have an obligation to indemnify former officers and directors in relation to these matters, and our insurance coverage may not be adequate to cover all of the costs associated with these claims. If the Company incurs significant uninsured indemnity obligations, our indemnity obligations could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flow to suffer.

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

As of June 30, 2020, we had goodwill of $862.0 million and trademarks and other intangibles assets of $346.5 million, which in the aggregate represented 55% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. The incurrence of impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge.

We may not be able to successfully consummate divestitures as part of our strategy to streamline our business.

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

For the fiscal years ended June 30, 2020, 2019 and 2018, approximately 59%, 58% and 59%, respectively, of our net sales was derived from products manufactured at our own manufacturing facilities. An interruption in, disruption of or the loss of operations at one or more of these facilities, which may be caused by work stoppages, governmental actions, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as the interruption of operations is resolved or an alternate source of production is secured. In addition, if one or more of our manufacturing facilities are running at full capacity and we are unable to keep up with customer demand, we may not be able to fulfill orders on time or at all which could adversely impact our business.

Loss of one or more of our independent co-packers could adversely affect our business.

During fiscal 2020, 2019 and 2018, approximately 41%, 42% and 41%, respectively, of our net sales were derived from products manufactured at independent co-packers. In some cases, an individual co-packer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-packers in the industry, and many of our co-packers produce products for other companies as well. Therefore, if we lose or need to change one or more co-packers, experience disruptions or delays at a co-packer or fail to retain co-packers for newly acquired products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

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

As with other companies engaged in similar businesses, the nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We rely on independent third-party certification, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations.  We also use mobile devices, social networking and other online activities to connect with our employees, suppliers, customers and consumers.  Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. We have become more reliant on mobile devices, remote communication and other technologies during the COVID-19 pandemic, enhancing our cybersecurity risk. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers' information, private information about employees, and financial and strategic information about the Company and its business partners.  Further, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk.  If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.  Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, litigation, violation of privacy laws, loss of customers, potential liability and competitive disadvantage any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR, which requires companies to satisfy requirements regarding the handling of personal data. Failure to comply with GDPR requirements could result in litigation, adverse publicity and penalties of up to 4% of worldwide revenue. The law in this area continues to develop, and the changing nature of privacy laws in the European Union and elsewhere could impact the Company’s processing of personal information related to the Company’s employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

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

As of August 25, 2020, based on information filed with the SEC and reported to us, Engaged Capital, LLC and certain of its affiliates (“Engaged Capital”) beneficially owned an aggregate of approximately 16% of our outstanding common stock. Engaged Capital and any other stockholders acquiring beneficial ownership of a significant amount of our outstanding common stock could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and certain other significant corporate transactions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing (Snack products)	Moonachie, NJ	75,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	160,000	2030
Manufacturing (Nut butters)	Ashland, OR	13,000	Owned
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2023
Distribution (Tea)	Boulder, CO	57,000	2030
Manufacturing and distribution (Personal care)	Bell, CA	125,000	2028
Storage facility (Raw and packaging products)	Ashland, OR	13,000	2020
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2025
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2022
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing (Plant-based foods)	Trenton, ON, Canada	47,000	2028

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing (Hot-eating desserts)	Clitheroe, England	38,000	2026
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Manufacturing (Chilled soups)	North Yorkshire, England	14,000	Owned
Manufacturing (Desserts and plant-based frozen products)	Fakenham, England	101,000	Owned
Manufacturing (Fresh prepared fruit products)	Corby, England	45,000	2024
Distribution and offices (Packaging and ingredients)	Corby, England	22,500	2030
Manufacturing, distribution and offices (Fresh prepared fruit products and drinks)	Corby, England	89,500	Owned
Manufacturing and offices (Fresh prepared fruit)	Gateshead, England	46,000	2021
Manufacturing and distribution (Crackers)	Larvik, Norway	20,000	2027
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing and offices (Plant-based foods and beverages)	Oberwart, Austria	108,000	Unlimited
Manufacturing (Plant-based foods and beverages)	Schwerin, Germany	650,000	Owned
Manufacturing and distribution (Plant-based foods and beverages)	Loipersdorf, Austria	76,000	Unlimited

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 9, Leases, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see Item 1, “Business - Production” of this Form 10-K.

Item 3.   Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants will submit a scheduling request within 14 days after the filing of Co-Lead Plaintiffs’ appellate brief to schedule the filing of their opposition brief.

Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on

July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. On May 18, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Derivative Complaint. Plaintiffs did not file notice of appeal, and their time to do so has run. Accordingly, the Company considers this matter complete.

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

On April 6, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of the stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. This deadline was extended, and Defendants moved to dismiss the Consolidated Stockholder Class and Derivative Action Complaint on June 23, 2020, with Plaintiffs’ opposition due August 7, 2020. On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. The Board of Directors will evaluate the demand and determine what, if any, actions to take in response. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. The parties must provide the Court with an update on or before September 7, 2020.

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

Holders

As of August 18, 2020, there were 249 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2020 - April 30, 2020	118,945	$25.06	112,693	$189.8
May 1, 2020 - May 31, 2020	1,595	25.63	—	189.8
June 1, 2020 - June 30, 2020	1,097	31.34	—	189.8
Total	121,637	$25.12	—

(1)Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2)On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three months ended June 30, 2020, the Company repurchased 112,693 shares pursuant to the repurchase program for a total of $2.8 million, excluding commissions, at an average price of $24.97 per share. During fiscal 2020, the Company repurchased 2,551,211 shares pursuant to the repurchase program for a total of $60.2 million, excluding commissions, at an average price of $23.59 per share. As of June 30, 2020, the Company had $189.8 million of remaining authorization under the share repurchase program. The Company did not repurchase any shares under this program in fiscal 2019 or 2018.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2015 through June 30, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among the Hain Celestial Group, Inc., the S&P 500 Index,
the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index
$200
$150
$100
$50
$0
6/15
6/16
6/17
6/18
6/19
6/20
The Hain Celestial Group, Inc.
S&P 500
S&P Smallcap 600
S&P Packaged Foods & Meats

*$100 invested on 6/30/15 in stock or index, including reinvestment of dividends
Fiscal year ending June 30.

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

	Fiscal Year Ended June 30,
	2020	2019	2018	2017**	2016**
Operating results:
Net sales	$2,053,903	$2,104,606	$2,265,670	$2,343,505	$2,392,864
Net income (loss) from continuing operations(a)	$25,634	$(53,427)	$74,744	$65,541	$27,571
Net (loss) income from discontinued operations, net of tax(b)	$(106,041)	$(129,887)	$(65,050)	$1,889	$19,858
Net (loss) income(a) (b)	$(80,407)	$(183,314)	$9,694	$67,430	$47,429

Basic net (loss) income per common share:
From continuing operations	$0.25	$(0.51)	$0.72	$0.63	$0.27
From discontinued operations	(1.02)	(1.25)	(0.63)	0.02	0.19
Net (loss) income per common share - basic	$(0.77)	$(1.76)	$0.09	$0.65	$0.46

Diluted net (loss) income per common share:
From continuing operations	$0.25	$(0.51)	$0.72	$0.63	$0.26
From discontinued operations	(1.02)	(1.25)	(0.63)	0.02	0.19
Net (loss) income per common share - diluted*	$(0.77)	$(1.76)	$0.09	$0.65	$0.46

Financial position:
Working capital(c)	$260,657	$240,285	$354,101	$534,287	$543,206
Total assets(c)	$2,188,452	$2,582,620	$2,946,674	$2,931,104	$3,008,080
Long-term debt, less current portion	$281,118	$613,537	$687,501	$740,135	$835,787
Stockholders’ equity	$1,443,554	$1,519,319	$1,737,049	$1,712,832	$1,664,514
* Net (loss) income per common share may not add in certain periods due to rounding
** Fiscal 2017 and 2016 financial data include the discontinued operations of the Tilda business but exclude the discontinued operations of Hain Pure Protein. See Note 5, Discontinued Operations and Assets Held for Sale, for a discussion of the Tilda and Hain Pure Protein discontinued operations.

(a) Net income from continuing operations and net loss for fiscal 2020 included impairment charges of $9.5 million related to indefinite-lived intangible assets (trade names) and $4.5 million related to definite-lived intangible assets (customer relationships), a goodwill impairment charge of $0.4 million relating to the Company’s anticipated divestiture of its Danival business and $12.3 million of non-cash impairment charges primarily related to a write-down of building improvements, machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs, held for sale accounting of Danival and consolidation of certain office space and manufacturing facilities. Loss from continuing operations and net loss for fiscal 2019 included Former Chief Executive Officer Succession Plan expense, net, of $30.2 million, an impairment charge of $17.9 million related to certain of the Company’s trade names, impairments of long-lived assets of $15.8 million associated primarily with facilities closures in the United Kingdom and write downs of the value of certain machinery and equipment in the United States no longer in use, some of which was used to manufacture certain slow moving SKUs that were discontinued, and $4.3 million of accounting review costs, net of insurance proceeds. Income from continuing operations and net income for fiscal 2018 included a goodwill impairment charge of $7.7 million related to our former Hain Ventures operating segment, an impairment charge of $8.4 million which related to long-lived assets associated with the closure of manufacturing facilities in the United States and United Kingdom and discontinuation of certain slow moving SKUs in the United States segment, an impairment charge of $5.6 million related to certain of the Company’s trade names and $9.3 million of accounting review costs. Income from continuing operations and net income for fiscal 2017 included an impairment charge of $26.4 million related primarily to long-lived assets associated with the exit of certain portions of our own-label chilled desserts business in the United Kingdom segment and an impairment charge of $14.1 million related to certain of the Company’s trade names. Additionally, income from continuing operations and net income for fiscal 2017 were impacted by $29.6 million of accounting review costs. Income from continuing operations and net income for fiscal 2016 included a goodwill impairment charge of $84.5 million and an impairment charge of $39.7 million related to certain of the Company’s trade names.
(b) Loss from discontinued operations and net loss for fiscal 2020 included a reclassification of $95.1 million of cumulative translation losses from accumulated comprehensive loss to the Company’s results of the Tilda business’ discontinued operations and $4.5 million of adjustments to the sale of Tilda entities relating to post-closing adjustments. Loss from discontinued operations and net loss for fiscal 2019 included a loss on sale of discontinued operations of $40.9 million. Additionally, fiscal 2019 and 2018 included impairment charges of $109.3 million and $78.5 million, respectively, related to assets held for sale. See Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
(c) Upon adoption of Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, deferred tax assets and liabilities for fiscal year 2016 previously classified as current are presented as non-current.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2020 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included in this review under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” at the beginning of this Form 10-K.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire a Healthier Way of Life™ and be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural product categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Orchard House®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy to: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy, with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

During the fourth quarter of fiscal 2019, the Company initiated a SKU rationalization that included the elimination of approximately 350 low velocity and low profitability SKUs. These SKU rationalizations are expected to result in expanded future profits and a remaining set of core SKUs that will maintain their shelf space in the store.

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. More recently, the Company divested its Danival® business in July 2020. See Note 25, Subsequent Events, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

COVID-19

The COVID-19 pandemic has created challenging and unprecedented conditions, and we are committed to supporting the global response to the crisis. We are proud of our employees who are giving extraordinary effort under difficult circumstances to ensure we can supply the products our consumers depend on. We are pleased with our preparation and efforts through the early stages of the pandemic, and we believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. To date, we have successfully implemented contingency plans overseen by crisis management teams to monitor the evolving needs of our business. While we have managed the pandemic well with minimal disruption to our business thus far, the impact of the pandemic on our future consolidated results of operations is uncertain.

We discuss below the actual and potential impact of the COVID-19 pandemic on our business as well as in Part I, Item 1A, Risk Factors of this Form 10-K.

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

We are facing, and will continue to face, operational challenges in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers. We have experienced some increased volatility in the cost of ingredients and increased logistics-related costs to manage our supply chain through the pandemic. To date, these increased costs have not had a material impact on our financial results.

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

Consumer Demand

To date, shelter-in-place and social distancing behaviors have resulted in increased overall demand for our products, most notably in our grocery, snacks, tea and certain personal care product categories. Other product offerings, such as sun care products and the food service component of our business in the United Kingdom, have been adversely impacted due to changed consumer behavior and priorities.

While we have experienced a net increase in the overall demand for our products during the early phases of the COVID-19 pandemic, the duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products.

Our Financial Position

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. Accordingly, to date, our financial position has benefited from the COVID-19 pandemic, albeit to a limited extent. We finance our operations primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of June 30, 2020, we had $710.3 million available under the Amended Credit Agreement.

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

Productivity and Transformation Costs

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings and the removal of complexity from the business. In fiscal 2019, the Company announced a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

Productivity and transformation costs include costs, such as consulting and severance costs, relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets. The Company sold the entities comprising its Tilda operating segment and certain other assets of the Tilda business to the Purchaser for an aggregate price of $341.8 million.

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

See Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Former Chief Executive Officer Succession Plan

On June 24, 2018, the Company entered into a succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. On October 26, 2018, the Company’s Board of Directors appointed Mark L. Schiller as President and CEO, succeeding Mr. Simon. In connection with the appointment, on October 26, 2018, the Company and Mr. Schiller entered into an employment agreement, which was approved by the Board, with Mr. Schiller’s employment commencing on November 5, 2018. Accordingly, Mr. Simon’s employment with the Company terminated on November 4, 2018. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2020 to Fiscal Year Ended June 30, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2020 and 2019 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2020		2019		Dollars	Percentage
Net sales	$2,053,903	100.0%	$2,104,606	100.0%	$(50,703)	(2.4)%
Cost of sales	1,588,133	77.3%	1,706,109	81.1%	(117,976)	(6.9)%
Gross profit	465,770	22.7%	398,497	18.9%	67,273	16.9%
Selling, general and administrative expenses	324,376	15.8%	314,000	14.9%	10,376	3.3%
Amortization of acquired intangibles	11,638	0.6%	13,134	0.6%	(1,496)	(11.4)%
Productivity and transformation costs	48,789	2.4%	40,107	1.9%	8,682	21.6%
Former Chief Executive Officer Succession Plan expense, net	—	—%	30,156	1.4%	(30,156)	*
Proceeds from insurance claims	(2,962)	(0.1)%	(4,460)	(0.2)%	1,498	(33.6)%
Accounting review and remediation costs, net of insurance proceeds	—	—%	4,334	0.2%	(4,334)	*
Goodwill impairment	394	—%	—	—%	394	*
Long-lived asset and intangibles impairment	27,493	1.3%	33,719	1.6%	(6,226)	(18.5)%
Operating income (loss)	56,042	2.7%	(32,493)	(1.5)%	88,535	(272.5)%
Interest and other financing expense, net	18,258	0.9%	22,517	1.1%	(4,259)	(18.9)%
Other expense, net	3,956	0.2%	994	—%	2,962	298.0%
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	33,828	1.6%	(56,004)	(2.7)%	89,832	(160.4)%
Provision (benefit) for income taxes	6,205	0.3%	(3,232)	(0.2)%	9,437	(292.0)%
Equity in net loss of equity-method investees	1,989	0.1%	655	—%	1,334	203.7%
Net income (loss) from continuing operations	$25,634	1.2%	$(53,427)	(2.5)%	$79,061	(148.0)%
Net loss from discontinued operations, net of tax	(106,041)	(5.2)%	(129,887)	(6.2)%	23,846	(18.4)%
Net loss	$(80,407)	(3.9)%	$(183,314)	(8.7)%	$102,907	(56.1)%

Adjusted EBITDA	$199,993	9.7%	$165,112	7.8%	$34,881	21.1%
* Percentage is not meaningful

Net Sales

Net sales in fiscal 2020 were $2.05 billion, a decrease of $50.7 million, or 2.4%, from net sales of $2.10 billion in fiscal 2019. Foreign currency exchange rates negatively impacted net sales by $27.5 million as compared to the prior year. On a constant currency basis, net sales decreased approximately 1.1% from the prior year. Net sales decreased across both our North America and International reportable segments, primarily driven by the strategic decision to no longer support certain lower margin and unprofitable SKUs, a reduction in net sales in relation to divested brands and a decline in our fruit business as a result of impacts from the COVID-19 pandemic. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit in fiscal 2020 was $465.8 million, an increase of $67.3 million, or 16.9%, from gross profit of $398.5 million in fiscal 2019. Gross profit margin was 22.7%, an increase of 380 basis points from the prior year. This increase was driven by a favorable product mix as well as cost savings from the Company’s productivity and transformation initiatives. The year-over-year increase was further due to an inventory write-down of $12.4 million in fiscal 2019, which did not recur in fiscal 2020, in connection with the discontinuance of slow moving SKUs primarily in the United States as part of a product rationalization initiative and increased freight and commodity costs primarily in the United States operating segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $324.4 million in fiscal 2020, an increase of $10.4 million, or 3.3%, from $314.0 million in fiscal 2019. Selling, general and administrative expenses increased primarily due to higher marketing and advertising spend as well as higher variable compensation costs in the current year period. Variable compensation costs include stock-based compensation expense, which was higher in the current year period primarily due to the reversal in the prior year period of previously accrued amounts under certain performance-based incentive plans of which achievement was no longer probable. See Note 15, Stock-based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion. Selling, general and administrative expenses as a percentage of net sales was 15.8% in fiscal 2020 and 14.9% in the prior year, an increase of 90 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $11.6 million in fiscal 2020, a decrease of $1.5 million, or 11.4%, from $13.1 million in fiscal 2019. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to June 30, 2019 as well as impairment of certain finite-lived intangibles taken during the fiscal 2020 year.

Productivity and Transformation Costs

Productivity and transformation costs were $48.8 million in fiscal 2020, an increase of $8.7 million from $40.1 million in fiscal 2019. The increase was primarily due to increased North America integration costs incurred in connection with the Company’s productivity and transformation initiative as well as increased severance costs in fiscal 2020 as compared to the prior year period.

Former Chief Executive Officer Succession Plan Expense, Net

On June 24, 2018, the Company entered into a succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. Net costs and expenses associated with the Company’s former Chief Executive Officer succession plan were $30.2 million in fiscal 2019 with no expense incurred in fiscal 2020. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Proceeds from Insurance Claims

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.5 million recognized in the first quarter of fiscal 2020. The Company recorded an additional $0.5 million of proceeds in fiscal year 2020.
Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million in fiscal 2019 with no expense incurred in fiscal 2020. Included in accounting review and remediation costs for fiscal 2019 were insurance proceeds of $0.2 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

Goodwill Impairment

In fiscal 2020, the Company recorded a goodwill impairment charge of $0.4 million related to the European reporting unit within the International segment. There were no goodwill impairment charges recorded during fiscal 2019. See Note 10, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-Lived Asset and Intangibles Impairment

During fiscal 2020, the Company recorded $27.5 million of long-lived asset and intangibles impairment charges. This included a pre-tax impairment charge of $9.5 million ($4.0 million related to the North America segment and $5.5 million related to the International segment) related to certain trade names of the Company. The Company also recorded $4.5 million of pre-tax impairment charges relating to customer relationships of certain brand divestitures within the North America segment. Additionally, during fiscal 2020, the Company recorded a $12.3 million non-cash impairment charge primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs and the write-down of buildings, machinery and equipment related to the sale of our Danival business.

During fiscal 2019, the Company recorded $33.7 million of long-lived asset and intangibles impairment charges. This included a pre-tax impairment charge of $17.9 million ($15.1 million related to the North America segment and $2.8 million related to the International segment) related to certain trade names of the Company. Additionally, the Company recorded $6.1 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Moreover, the Company recorded a $9.7 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.

See Note 8, Property, Plant and Equipment, Net and Note 10, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for details regarding the aforementioned impairment charges.

Operating Income (Loss)

Operating income in fiscal 2020 was $56.0 million compared to an operating loss of $32.5 million in fiscal 2019. The increase in operating income resulted from the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $18.3 million in fiscal 2020, a decrease of $4.3 million, or 18.9%, from $22.5 million in the prior year. The decrease in Interest and other financing expense, net resulted primarily from lower interest expense related to our revolving credit facility as a result of lower variable interest rates and a lower balance of borrowings outstanding during fiscal 2020 compared to fiscal 2019. See Note 12, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense, Net

Other expense, net totaled $4.0 million in fiscal 2020, an increase of $3.0 million from $1.0 million in the prior year. The increase in the fiscal year ended June 30, 2020 resulted from losses related to the sale of the Arrowhead, SunSpire and Rudi’s businesses, partially offset by higher net unrealized foreign currency gains due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in the net loss of our equity-method investees for fiscal 2020 was $33.8 million compared to a loss of $56.0 million in fiscal 2019. The increase was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax from continuing operations was an expense of $6.2 million and a benefit of $3.2 million for fiscal 2020 and 2019, respectively.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which includes business tax provisions that will impact taxes related to 2018, 2019 and 2020. Some of the significant tax law changes in accordance with the CARES Act are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of Alternative Minimum Tax (“AMT”) credit carryforwards. The Company carried back net operating losses generated in the June 30, 2019 tax year for five years, resulting in a net income tax benefit of $11.2 million. The $11.2 million income tax benefit represents the federal rate differential between 35% and 21%, net of a reserve under ASC 740-10 and excludes the indirect tax benefit of $6.7 million related to discontinued operations. The Company recorded a tax refund receivable of $52.5 million which is included as a component of Prepaid expenses and other assets on the Consolidated Balance Sheets.

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

In accordance with SAB No. 118, the SEC's staff accounting bulletin issued to address complexities involved in accounting for the Tax Act, the Company finalized the tax effects of the Tax Act during fiscal 2019. The Company recorded additional tax expense of $6.8 million related to its transition tax liability due to finalizing the Company’s foreign earnings and profits study. The net increase reflected newly issued tax laws, regulations, and notices from the U.S. Department of Treasury and Internal Revenue Service tax authorities. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with SAB No. 118.

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

The effective income tax rate from continuing operations was expense of 18.3% and a benefit of 5.8% of pre-tax income for the twelve months ended June 30, 2020 and 2019, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2020 was primarily impacted by the geographical mix of earnings, state taxes, provisions in the CARES Act, GILTI and limitations on the deductibility of executive compensation.

The effective income tax rate from continuing operations for the twelve months ended June 30, 2019 was primarily impacted by the Tax Act’s lowering of the corporate tax rate, the geographical mix of earnings, state taxes, GILTI, finalization of the transition tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by a net increase in the Company’s valuation allowance primarily related to the Company’s state deferred tax assets and state net operating loss carryforwards.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2020 was $2.0 million compared to equity in net loss of $0.7 million for fiscal 2019. See Note 16, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for fiscal 2020 was $25.6 million compared to net loss of $53.4 million for fiscal 2019. Net income per diluted share was $0.25 in fiscal 2020 compared to net loss per diluted share of $0.51 in fiscal 2019. The increase was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for fiscal 2020 and 2019 was $106.0 million and $129.9 million, respectively, or $1.02 and $1.25 per diluted share, respectively. The net loss from discontinued operations for fiscal 2020 included a reclassification of $95.1 million of cumulative translation losses from Accumulated comprehensive loss related to the Tilda business to discontinued operations, while in fiscal 2019 net loss from discontinued operations was primarily attributable to asset impairment charges of $109.3 million and losses on sale in connection with the disposition of the Plainville Farms and HPPC businesses of $40.2 million and $0.6 million, respectively. See Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Loss

Net loss for fiscal 2020 was $80.4 million compared to net loss of $183.3 million for fiscal 2019. Net loss per diluted share was $0.77 in fiscal 2020 compared to net loss per diluted share of $1.76 in 2019. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $200.0 million and $165.1 million for fiscal 2020 and 2019, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the fiscal years ended June 30, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2020 net sales	$1,171,478	$882,425	$—	$2,053,903
Fiscal 2019 net sales	$1,195,979	$908,627	$—	$2,104,606
$ change	$(24,501)	$(26,202)	n/a	$(50,703)
% change	(2.0)%	(2.9)%	n/a	(2.4)%

Fiscal 2020 operating income (loss)	$95,934	$55,333	$(95,225)	$56,042
Fiscal 2019 operating income (loss)	$32,682	$58,808	$(123,983)	$(32,493)
$ change	$63,252	$(3,475)	$28,758	$88,535
% change	193.5%	(5.9)%	23.2%	*

Fiscal 2020 operating income margin	8.2%	6.3%	n/a	2.7%
Fiscal 2019 operating income (loss) margin	2.7%	6.5%	n/a	(1.5)%
* Percentage is not meaningful

North America

Our net sales in the North America reportable segment for fiscal 2020 were $1.17 billion, a decrease of $24.5 million, or 2.0%, from net sales of $1.20 billion in fiscal 2019. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as well as a reduction in net sales in relation to divested brands such as our Rudi’s business, Arrowhead Mills®, Europe’s Best® and WestSoy®, partially offset by increased overall demand for our products in reaction to the COVID-19 pandemic during the second half of fiscal

2020. Operating income in North America in fiscal 2020 was $95.9 million, an increase of $63.3 million, or 193.5%, from $32.7 million in fiscal 2019. The increase in operating income was the result of increased gross profit in the United States driven by a favorable product mix due to our efforts under the “Get Bigger” and “Get Better” strategy for our brands, efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings, offset in part by increased marketing and advertising expense and variable compensation.

International

Our net sales in the International reportable segment for fiscal 2020 were $882.4 million, a decrease of $26.2 million, or 2.9%, from net sales of $908.6 million in fiscal 2019. On a constant currency basis, net sales decreased 0.1% from the prior year primarily due to a decline in our fruit business as a result of impacts from the COVID-19 pandemic and discontinued sales of unprofitable SKUs, partially offset by growth in our plant-based food and beverage products. Operating income in our International reportable segment for fiscal 2020 was $55.3 million, a decrease of $3.5 million, or 5.9%, from $58.8 million in fiscal 2019. Excluding the impact of foreign currency movements of $1.8 million, operating income decreased 2.8% for fiscal 2020, compared to the prior year period, due to reductions in sales of certain fruit-based products and non-cash impairment charges primarily related to a write-down of certain machinery and equipment in Europe, offset in part by increased gross profit driven by a favorable product mix and increased overall demand for our products in reaction to COVID-19 in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, productivity and transformation costs, trade name impairment charges, and proceeds from insurance claim included within Corporate and Other expenses were $32.7 million, $9.5 million and $3.0 million, respectively, for the fiscal year ended June 30, 2020. Former Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net of insurance proceeds included within Corporate and Other expenses were $30.2 million, $28.4 million and $4.3 million, respectively, for the fiscal year ended June 30, 2019.

Refer to Note 22, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Comparison of Fiscal Year Ended June 30, 2019 to Fiscal Year Ended June 30, 2018

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2019 and 2018 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2019		2018		Dollars	Percentage
Net sales	$2,104,606	100.0%	$2,265,670	100.0%	$(161,064)	(7.1)%
Cost of sales	1,706,109	81.1%	1,798,413	79.4%	(92,304)	(5.1)%
Gross profit	398,497	18.9%	467,257	20.6%	(68,760)	(14.7)%
Selling, general and administrative expenses	314,000	14.9%	316,285	14.0%	(2,285)	(0.7)%
Amortization of acquired intangibles	13,134	0.6%	15,934	0.7%	(2,800)	(17.6)%
Productivity and transformation costs	40,107	1.9%	16,822	0.7%	23,285	138.4%
Former Chief Executive Officer Succession Plan expense, net	30,156	1.4%	520	—%	29,636	*
Proceeds from insurance claim	(4,460)	(0.2)%	—	—%	(4,460)	*
Accounting review and remediation costs, net of insurance proceeds	4,334	0.2%	9,293	0.4%	(4,959)	(53.4)%
Goodwill impairment	—	—%	7,700	0.3%	(7,700)	(100.0)%
Long-lived asset and intangibles impairment	33,719	1.6%	14,033	0.6%	19,686	140.3%
Operating (loss) income	(32,493)	(1.5)%	86,670	3.8%	(119,163)	(137.5)%
Interest and other financing expense, net	22,517	1.1%	16,387	0.7%	6,130	37.4%
Other expense (income), net	994	—%	(2,151)	(0.1)%	3,145	(146.2)%
(Loss) income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	(56,004)	(2.7)%	72,434	3.2%	(128,438)	(177.3)%
Benefit for income taxes	(3,232)	(0.2)%	(1,971)	(0.1)%	(1,261)	64.0%
Equity in net loss (income) of equity-method investees	655	—%	(339)	—%	994	(293.2)%
Net (loss) income from continuing operations	$(53,427)	(2.5)%	$74,744	3.3%	$(128,171)	(171.5)%
Net loss from discontinued operations, net of tax	(129,887)	(6.2)%	(65,050)	(2.9)%	(64,837)	99.7%
Net (loss) income	$(183,314)	(8.7)%	$9,694	0.4%	$(193,008)	*

Adjusted EBITDA	$165,112	7.8%	$228,893	10.1%	$(63,781)	(27.9)%
* Percentage is not meaningful

Net Sales

Net sales in fiscal 2019 were $2.10 billion, a decrease of $161.1 million, or 7.1%, from net sales of $2.27 billion in fiscal 2018. Foreign currency exchange rates negatively impacted net sales by $44.5 million as compared to the prior year. On a constant currency basis, net sales decreased approximately 5.1% from the prior year. Net sales decreased across both our North America and International reportable segments. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit in fiscal 2019 was $398.5 million, a decrease of $68.8 million, or 14.7%, from gross profit of $467.3 million in fiscal 2018. Gross profit margin was 18.9%, a decrease of 170 basis points from the prior year. Gross profit was unfavorably impacted by an inventory write-down of $12.4 million in connection with the discontinuance of slow moving SKUs primarily in North America as part of a product rationalization initiative, higher trade and promotional investments and increased freight and commodity costs primarily in the United States operating segment. These increased costs were partially offset by productivity and transformation initiative cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $314.0 million, a decrease of $2.3 million, or 0.7%, in fiscal 2019 from $316.3 million in fiscal 2018. Selling, general and administrative expenses decreased primarily due to lower marketing investment costs in the United States and lower stock-based compensation expense due to the reversal of previously accrued amounts under certain performance-based incentive plans of which achievement was no longer deemed probable. See Note 15, Stock-based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion. This decrease was offset in part by increased consulting costs in the United States, as well as increased variable compensation costs. Selling, general and administrative expenses as a percentage of net sales was 14.9% in fiscal 2019 and 14.0% in the prior year, an increase of 90 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $13.1 million in fiscal 2019, a decrease of $2.8 million, or 17.6%, from $15.9 million in fiscal 2018. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to June 30, 2018.

Productivity and Transformation Costs

We incurred Productivity and transformation costs of $40.1 million in fiscal 2019, an increase of $23.3 million from $16.8 million in fiscal 2018. The increase was primarily due to increased consulting fees incurred in connection with the Company’s productivity and transformation initiative as well as increased severance costs in fiscal 2019 as compared to the prior year period.

Former Chief Executive Officer Succession Plan Expense, Net

On June 24, 2018, the Company entered into a succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. Net costs and expenses associated with the Company’s former Chief Executive Officer succession plan were $30.2 million in fiscal 2019 compared to $0.5 million in fiscal 2018. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Proceeds from Insurance Claims

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred. The Company recorded an additional $2.5 million in the first quarter of fiscal 2020.

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

Goodwill Impairment

In fiscal 2018, the Company recorded a goodwill impairment charge of $7.7 million related to our former Hain Ventures reporting unit, whose goodwill and accumulated impairment charges were reallocated within the North America reportable segment to the United States and Canada operating segments on a relative fair value basis as of July 1, 2019. There were no goodwill impairment charges recorded during fiscal 2019. See Note 10, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-lived Asset and Intangibles Impairment

During fiscal 2019, the Company recorded a pre-tax impairment charge of $17.9 million ($15.1 million in the North America segment and $2.8 million in the International segment) related to certain trade names of the Company. See Note 10, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Additionally, the Company recorded $6.2 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Moreover, the Company recorded a $9.7 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.

During fiscal 2018, the Company recorded a pre-tax impairment charge of $5.6 million ($5.1 million in the North America segment and $0.5 million in the International segment) related to certain trade names of the Company. Also during fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to the closure of one facility to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6.3 million non-cash impairment charge primarily related to the closures of these facilities. Additionally, the Company discontinued additional slow moving SKUs in the United States as part of a product rationalization initiative. As a result, expected future cash flows are not expected to support the carrying value of certain machinery and equipment used to manufacture these products. As such, the Company recorded a $2.1 million non-cash impairment charge to write down the value of these assets to fair value.

Operating (Loss) Income

Operating loss in fiscal 2019 was $32.5 million compared to operating income of $86.7 million in fiscal 2018. The decrease in operating income resulted from the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $22.5 million in fiscal 2019, an increase of $6.1 million, or 37.4%, from $16.4 million in the prior year. The increase in interest and other financing expense, net resulted primarily from higher interest expense related to our revolving credit facility as a result of higher variable interest rates. See Note 12, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense (Income), Net

Other expense (income), net totaled $1.0 million of expense in fiscal 2019, a decrease of $3.1 million from $2.2 million of income in the prior year. Included in other expense (income), net for the fiscal year ended June 30, 2019 were net unrealized foreign currency losses, which were higher than the prior year period principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans.

(Loss) Income from Continuing Operations Before Income Taxes and Equity in Net Loss (Income) of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2019 was $56.0 million compared to income of $72.4 million in fiscal 2018. The decrease was due to the items discussed above.

Benefit for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit from continuing operations was $3.2 million and $2.0 million for fiscal 2019 and 2018, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Act, which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense and executive compensation), among other things.

In accordance with SAB No. 118, the SEC's staff accounting bulletin issued to address complexities involved in accounting for the Tax Act, the Company finalized the tax effects of the Tax Act during fiscal 2019. The Company recorded additional tax expense of $6.8 million related to its transition tax liability due to finalizing the Company’s foreign earnings and profits study. The net increase reflected newly issued tax laws, regulations, and notices from the U.S. Department of Treasury and Internal Revenue Service tax authorities. The adjustment of the Company’s provisional tax expense was recorded as a change in estimate in accordance with SAB No. 118.

The effective income tax rate from continuing operations was a benefit of 5.8% and a benefit of 2.7% of pre-tax income for the twelve months ended June 30, 2019 and 2018, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2019 was primarily impacted by the Tax Act’s lowering of the corporate tax rate, the geographical mix of earnings, state taxes, GILTI, finalization of the transition tax liability, and limitations on the deductibility of executive compensation. The effective income tax rate was also impacted by a net increase in the Company’s valuation allowance primarily related to the Company’s state deferred tax assets and state net operating loss carryforwards.

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

See Note 13, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2019 was $0.7 million compared to equity in net income of $0.3 million for fiscal 2018. See Note 16, Investments, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net (Loss) Income from Continuing Operations

Net loss from continuing operations for fiscal 2019 was $53.4 million compared to net income of $74.7 million for fiscal 2018. Net loss per diluted share was $0.51 in fiscal 2019 compared to net income per diluted share of $0.72 in fiscal 2018. The decrease was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for fiscal 2019 and 2018 was $129.9 million and $65.1 million, respectively, or $1.25 and $0.63 per diluted share, respectively. The increase in net loss from discontinued operations was primarily attributable to asset impairment charges of $109.3 million and losses on sale in connection with the disposition of the Plainville Farms and HPPC businesses of $40.2 million and $0.6 million, respectively, in each case recorded in fiscal 2019 and discussed in Note 5, Discontinued Operations and Assets Held for Sale, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net (Loss) Income

Net loss for fiscal 2019 was $183.3 million compared to net income of $9.7 million for fiscal 2018. Net loss per diluted share was $1.76 in fiscal 2019 compared to net income per diluted share of $0.09 in 2018. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $165.1 million and $228.9 million for fiscal 2019 and 2018, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net (loss) income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2019 and 2018:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2019 net sales	$1,195,979	$908,627	$—	$2,104,606
Fiscal 2018 net sales	$1,295,413	$970,257	$—	$2,265,670
$ change	$(99,434)	$(61,630)	n/a	$(161,064)
% change	(7.7)%	(6.4)%	n/a	(7.1)%

Fiscal 2019 operating income (loss)	$32,682	$58,808	$(123,983)	$(32,493)
Fiscal 2018 operating income (loss)	$104,025	$57,630	$(74,985)	$86,670
$ change	$(71,343)	$1,178	$(48,998)	$(119,163)
% change	(68.6)%	2.0%	(65.3)%	(137.5)%

Fiscal 2019 operating income (loss) margin	2.7%	6.5%	n/a	(1.5)%
Fiscal 2018 operating income margin	8.0%	5.9%	n/a	3.8%
North America

Our net sales in the North America reportable segment in fiscal 2019 were $1.20 billion, a decrease of $99.4 million, or 7.7%, from net sales of $1.30 billion in fiscal 2018. The decrease in net sales was primarily driven by declines in our Pantry, Better-For-You-Baby, Fresh Living and Personal Care platforms. In addition, the declines were also driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in the North America reportable segment in fiscal 2019 was $32.7 million, a decrease of $71.3 million, or 68.6%, from $104.0 million in fiscal 2018. The decrease in operating income was the result of the aforementioned decrease in net sales, higher trade investments to drive future period growth, increased freight and logistics costs, start-up costs incurred in connection with a new manufacturing facility, inventory write-downs of $12.1 million in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative and a $7.1 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in fiscal 2019, offset in part by productivity and transformation initiative cost savings.

International

Our net sales in the International reportable segment in fiscal 2019 were $908.6 million, an decrease of $61.6 million, or 6.4%, from net sales of $970.3 million in fiscal 2018. On a constant currency basis, net sales decreased 2.4% from the prior year primarily due to discontinued sales of unprofitable SKUs, partially offset by growth in our beverage products. Operating income in the International reportable segment for fiscal 2019 was $58.8 million, an increase of $1.2 million, or 2.0%, from $57.6 million in fiscal 2018. Excluding the impact of foreign currency movements of $3.0 million, operating income increased 7.2% for fiscal 2019. The increase in operating income was primarily due to increased gross profit driven by a favorable product mix, offset in part by the aforementioned decrease in sales and non-cash impairment charges associated with the consolidation of manufacturing of certain fruit-based products in the United Kingdom in fiscal 2019.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Additionally, Productivity and transformation costs included in Corporate and Other totaled $28.4 million and $10.1 million for the fiscal years ended June 30, 2019 and 2018, respectively. The Corporate and Other category also included accounting review and remediation costs, net of $4.3 million and $9.3 million for the fiscal years ended June 30, 2019 and 2018, respectively, and Former Chief Executive Officer Succession Plan expense, net of $30.2 million for the fiscal year ended June 30, 2019.

Refer to Note 22, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. See Note 12, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our cash and cash equivalents balance increased $6.8 million at June 30, 2020 to $37.8 million compared to $31.0 million at June 30, 2019. Our working capital was $260.7 million at June 30, 2020, an increase of $20.4 million from $240.3 million at the end of fiscal 2019, which excludes current assets and current liabilities of discontinued operations.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of June 30, 2020, all of the Company’s total cash balance was held outside of the United States. The Company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. To achieve its cash management objectives, during the fourth quarter of fiscal 2020, the Company reversed its reinvestment assertion for certain international locations representing $93.4 million of foreign earnings. The Company continues to reinvest $641.8 million of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2020, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(amounts in thousands)	2020	2019	2018
Cash flows provided by (used in):
Operating activities from continuing operations	$156,914	$39,333	$114,396
Investing activities from continuing operations	(45,128)	(68,647)	(81,086)
Financing activities from continuing operations	(104,466)	(22,846)	(75,421)
Increase (decrease) in cash from continuing operations	7,320	(52,160)	(42,111)
(Decrease) increase in cash from discontinued operations	(8,509)	(19,809)	7,919
Effect of exchange rate changes on cash	(566)	(1,522)	217
Net decrease in cash and cash equivalents	$(1,755)	$(73,491)	$(33,975)

Cash provided by operating activities from continuing operations was $156.9 million for the fiscal year ended June 30, 2020, compared to $39.3 million in fiscal 2019 and $114.4 million in fiscal 2018. The increase in cash provided by operating activities in fiscal 2020 resulted primarily from an improvement of $141.5 million in net income adjusted for non-cash charges, offset in part by an increase of $23.9 million of cash used in working capital accounts. The increase in working capital in fiscal 2020 is mainly due to a tax refund receivable of $52.5 million (included as a component of Other current assets in the Consolidated Statement of Cash Flows) resulting from carryback of NOLs under the CARES Act. Cash provided by operating activities from continuing operations was $39.3 million for the fiscal year ended 2019, compared to $114.4 million in fiscal 2018. The decrease in cash provided by operating activities in fiscal 2019 resulted primarily from a decrease of $120.1 million in net income adjusted for non-cash charges, offset in part by a decrease of $45.1 million of cash used in working capital accounts.

Cash used in investing activities from continuing operations was $45.1 million for the fiscal year ended June 30, 2020, a decrease of $23.5 million from $68.6 million in fiscal 2019 primarily due to proceeds of $15.8 million from brand divestitures and other investing activities and decreased capital expenditures. Cash used in investing activities from continuing operations was $68.6 million for fiscal 2019, a decrease of $12.4 million from $81.1 million in fiscal 2018 primarily due to cash used in connection with our Clarks UK Limited acquisition in fiscal 2018.

Cash used in financing activities from continuing operations was $104.5 million for the fiscal year ended June 30, 2020 and included $345.9 million of net repayments of our term loan and revolving credit facility funded primarily with the proceeds received from the sale of Tilda and $60.2 million of share repurchases, offset in part by $305.6 million primarily related to the proceeds from the sale of Tilda. Cash used in financing activities from continuing operations was $22.8 million for fiscal 2019 and primarily included $73.8 million of net repayments of our term loan and revolving credit facility funded primarily through proceeds received from the sale of HPPC and EK Holdings, Inc, offset in part by $56.6 million of proceeds received from operations of discontinued operations. Cash used in financing activities from continuing operations was $75.4 million for fiscal 2018 and primarily included $39.7 million of net repayments of our term loan and revolving credit facility funded primarily through cash flows from operations and $26.8 million to fund the operations of discontinued operations.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow was $96.0 million for the fiscal year ended June 30, 2020, an increase of $132.5 million from the fiscal year ended June 30, 2019. The increase in operating free cash flow primarily resulted from an improvement in net income adjusted for non-cash items of $141.5 million and a decrease in our capital expenditures of $14.9 million, offset in part by cash provided within working capital accounts of $23.9 million. We refer the reader to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. During the fiscal year ended June 30, 2020, the Company repurchased 2.6 million shares under the repurchase program for a total of $60.2 million, excluding commissions, at an average price of $23.59 per share. As of June 30, 2020, the Company had $189.8 million of remaining authorization under the share repurchase program. The Company did not repurchase any shares under this program in fiscal 2019 or 2018.

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

A reconciliation between reported and constant currency net sales decrease in fiscal 2020 is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Fiscal 2020	$1,171,478	$882,425	$2,053,903
Impact of foreign currency exchange	$2,227	$25,244	$27,471
Net sales on a constant currency basis - Fiscal 2020	$1,173,705	$907,669	$2,081,374

Net sales - Fiscal 2019	$1,195,979	$908,627	$2,104,606
Net sales decrease on a constant currency basis	(1.9)%	(0.1)%	(1.1)%

A reconciliation between reported and constant currency net sales decrease in fiscal 2019 is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Fiscal 2019	$1,195,979	$908,627	$2,104,606
Impact of foreign currency exchange	$6,047	$38,477	$44,524
Net sales on a constant currency basis - Fiscal 2019	$1,202,026	$947,104	$2,149,130

Net sales - Fiscal 2018	$1,295,413	$970,257	$2,265,670
Net sales decrease on a constant currency basis	(7.2)%	(2.4)%	(5.1)%

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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2020	2019	2018
Net (loss) income	$(80,407)	$(183,314)	$9,694
Net loss from discontinued operations	(106,041)	(129,887)	(65,050)
Net income (loss) from continuing operations	$25,634	$(53,427)	$74,744

Provision (benefit) for income taxes	6,205	(3,232)	(1,971)
Interest expense, net	14,351	19,450	13,910
Depreciation and amortization	52,088	50,898	54,277
Equity in net loss (income) of equity-method investees	1,989	655	(339)
Stock-based compensation, net	13,078	9,471	13,380
Stock-based compensation expense in connection with Former Chief Executive Officer Succession Plan	—	429	(2,203)
Goodwill impairment	394	—	7,700
Long-lived asset and intangibles impairment	27,493	33,719	14,033
Unrealized currency losses (gains)	543	(850)	(2,027)
Productivity and transformation costs	47,596	39,958	16,833
Former Chief Executive Officer Succession Plan expense, net	—	29,727	2,723
Proceeds from insurance claims	(2,962)	(4,460)	—
Accounting review and remediation costs, net of insurance proceeds	—	4,334	9,293
SKU rationalization and inventory write-down	4,175	12,381	4,913
Loss (gain) on sale of business	3,564	(534)	—
Warehouse/manufacturing facility start-up costs	3,440	17,636	4,179
Plant closure related costs	2,357	4,734	5,513
Litigation and related expenses	48	1,517	1,015
Realized currency loss on repayment of international loans	—	2,706	—
Losses on terminated chilled desserts contract	—	—	6,553
Co-packer disruption	—	—	3,566
Regulated packaging change	—	—	1,007
Toys “R” Us bad debt	—	—	897
Recall and other related costs	—	—	580
Machine break-down costs	—	—	317
Adjusted EBITDA	$199,993	$165,112	$228,893

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

A reconciliation from cash flow provided by operating activities to Operating free cash flow is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2020	2019	2018
Cash flow provided by operating activities from continuing operations	$156,914	$39,333	$114,396
Purchase of property, plant and equipment	(60,893)	(75,792)	(69,456)
Operating free cash flow continuing operations	$96,021	$(36,459)	$44,940

Contractual Obligations
Obligations for all debt instruments, capital and operating leases and other contractual obligations as of June 30, 2020 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations(1)	$301,601	$8,809	$292,786	$—	$6
Operating lease obligations(1)	113,419	14,781	26,631	20,462	51,545
Operating leases not yet commenced	9,797	576	1,778	1,839	5,604
Finance lease obligations(1)	632	308	300	24	—
Purchase obligations(2)	212,649	171,380	41,269	—	—
Total contractual obligations	$638,098	$195,854	$362,764	$22,325	$57,155

(1)Including principal and interest.
(2)Excludes amounts that may be payable upon termination to co-packers as we are not able to reasonably estimate such amounts.
As of June 30, 2020, we had non-current unrecognized tax benefits of $20.9 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.
We believe that our cash on hand of $37.8 million at June 30, 2020 as well as projected cash flows from operations and availability under our Amended Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2021 capital expenditures and other expected cash requirements for at least the next 12 months.

Off Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide. The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products. We recognize revenue as performance obligations are fulfilled when control passes to our customers. Our customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place we consider the customer purchase orders to be contracts based on the criteria outlined in ASC 606, Revenue from Contracts with Customers. Payment terms and conditions vary by customer and are based on the billing schedule established in our contracts or purchase orders with customers, but we generally provide credit terms to customers ranging from 15-60 days; therefore, we have determined that our contracts do not include a significant financing component.

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

Variable Consideration

In addition to fixed contract consideration, many of our contracts include some form of variable consideration. We offer various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of our products and are therefore deducted from our sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include management’s estimate of expected levels of performance and redemption rates. Management exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of our promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

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
Disaggregation of Net Sales
The Company does not disaggregate revenue below the segment revenues level disclosed in Note 22, Segment Information, as all revenues are recognized at a point in time and the Company’s segment revenues depict how the economic factors affect the nature, amount, and timing and uncertainty of cash flows.
Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. Credit losses have been within our expectations in recent years. While Walmart Inc. and its affiliates, Sam’s Club and ASDA, together represented approximately 13% of accounts receivable, net at June 30, 2020, we believe there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, we estimate the amount of unauthorized deductions that our customers have taken that we expect will be collectible and repaid in the near future and record a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2020, in conjunction with its budgeting and forecasting process for fiscal year 2021, and concluded that no indicators of impairment existed at any of its reporting units.

As of June 30, 2020, the carrying value of goodwill was $862.0 million. For the fiscal 2020 impairment analysis, the Company performed the qualitative assessment for all of its reporting units with the exception of the Hain Daniels reporting unit where a two-step quantitative assessment was performed. The estimated fair value of each reporting unit exceeded its carrying value based on the analysis performed. For the Hain Daniels reporting unit, the first step of the two-step analysis was performed, and it was found that the estimated fair value of the reporting unit exceeded its carrying value by at least 20%. Holding all other assumptions used in the 2020 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of the reporting units to be in excess of the fair value. The fair values were based on significant management assumptions including an estimate of future cash flows. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods.

For the fiscal year ended June 30, 2018, the Company recognized a goodwill impairment charge of $7.7 million primarily as a result of lowered projected long-term revenue growth rates and profitability levels in its former Hain Ventures reporting unit, whose goodwill and accumulated impairment charges were reallocated within the North America reportable segment to the United States and Canada operating segments on a relative fair value basis.

Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. During the second and third quarters of fiscal 2020, the Company determined that indicators of impairment existed in certain of the Company’s indefinite-lived trade names in association with the sale or discontinuation of certain businesses and brands. The Company performed interim impairment analyses during the year, and determined that the fair value of certain of the Company’s trade names was below their carrying value, and therefore an impairment charge of $9.5 million was recognized ($4.0 million in the North America segment and $5.5 million in the International segment). The result of the annual assessment for the year ended June 30, 2020 indicated that the fair value of the Company’s trade names exceeded their carrying values and no indicators of impairment were present. For the fiscal year ended June 30, 2019, a trade name impairment charge of $17.9 million was recognized ($15.1 million in the North America segment and $2.8 million in the International segment). For the fiscal year ended June 30, 2018, a trade name impairment charge of $5.6 million ($5.1 million in the North America segment and $0.5 million in the International segment) was recorded.

See also Note 10, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

Stock-based Compensation

The Company uses the fair market value of the Company’s common stock on the grant date to measure fair value for service-based and performance-based awards and a Monte Carlo simulation model to determine the fair value of market-based awards. The use of the Monte Carlo simulation model requires the Company to make estimates and assumptions, such as expected volatility, expected term and risk-free interest rate. The fair value of stock-based compensation awards is recognized as an expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model.

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

During fiscal 2020, we recorded a partial valuation allowance against our state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•interest rates on debt and cash equivalents;
•foreign exchange rates, generating translation and transaction gains and losses; and
•ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2020, we had $280 million of variable rate debt outstanding under our Amended Credit Agreement. During fiscal 2020, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2020, the notional amount of the interest rate swaps was $230 million for which we pay a weighted average fixed rate of 1.62%. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would impact net interest expense by approximately $0.1 million over the next fiscal year.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2020, approximately 51% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 50% of net sales in fiscal 2019 and 50% of net sales in fiscal 2018. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros, Indian Rupees and Canadian Dollars. Sales and operating income would have decreased by approximately $53.1 million and $3.3 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2020. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $143.5 million in notional amounts of cross-currency swaps and foreign currency exchange contracts at June 30, 2020. See Note 17, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other

Comprehensive Income. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $37.8 million during the fiscal year ended June 30, 2020.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, coconut oil, corn, dairy, fruit and vegetables, oils, rice, soybeans, oats and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted-average cost of our primary inputs as of June 30, 2020. Based on our cost of goods sold during the fiscal year ended June 30, 2020, such a change would have resulted in an increase or decrease to cost of sales of approximately $106 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.   Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2020 and 2019
Consolidated Statements of Operations - Fiscal Years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2020 expressed an unqualified opinion thereon.

Adoption of a New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases, which generally requires all leases be recognized in the statement of financial position, in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Valuation of Goodwill and Trademarks and Trade names

Description of the Matter
At June 30, 2020, the Company’s goodwill and trademarks and trade names were $0.9 billion and $0.3 billion, respectively. As discussed in Note 10 of the 2020 consolidated financial statements, goodwill and trademarks and trade names are qualitatively or quantitatively tested for impairment at least annually, or more frequently when necessary. If the fair value of the intangible asset is less than its carrying amount, an impairment loss is recognized.

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

Revenue Recognition

Description of the Matter
For the year ended June 30, 2020, the Company’s reported net sales from continuing operations was $2.1 billion. As described in Note 2 of the 2020 consolidated financial statements, the Company provides certain retailers and distributors with trade and promotional incentive programs, which results in variable consideration and the Company having to estimate expected levels of promotions that are typically settled in a period after the sale taking place. The estimated costs of these trade promotions and sales incentives are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of trade promotions and sales incentive programs involves the use of judgment related to estimates of expected levels of performance and redemption rates.

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

Among other tests, we tested the results of the Company's retrospective review analysis of price concessions claimed by distributors and retailers as compared to levels of performance and redemption rates used in the estimate, evaluated the estimates used by comparing them to historical trends, and performed sensitivity analyses over the Company's significant assumptions. We also performed detailed transactional testing of customer deduction data underlying the estimate to validate the nature, timing and amount of deductions taken. Additionally, we obtained confirmations from Company sales representatives in order to assess the completeness of incentive programs.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Jericho, New York
August 25, 2020

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 AND JUNE 30, 2019
(In thousands, except par values)

	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37,771	$31,017
Accounts receivable, less allowance for doubtful accounts of $638 and $588, respectively	170,969	209,990
Inventories	248,170	299,341
Prepaid expenses and other current assets	104,024	51,391
Current assets of discontinued operations	—	110,048
Total current assets	560,934	701,787
Property, plant and equipment, net	289,256	287,845
Goodwill	861,958	875,881
Trademarks and other intangible assets, net	346,462	380,286
Investments and joint ventures	17,439	18,890
Operating lease right-of-use assets	88,165	—
Other assets	24,238	58,764
Noncurrent assets of discontinued operations	—	259,167
Total assets	$2,188,452	$2,582,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,009	$219,957
Accrued expenses and other current liabilities	127,612	114,265
Current portion of long-term debt	1,656	17,232
Current liabilities of discontinued operations	—	31,703
Total current liabilities	300,277	383,157
Long-term debt, less current portion	281,118	613,537
Deferred income taxes	51,849	34,757
Operating lease liabilities, noncurrent portion	82,962	—
Other noncurrent liabilities	28,692	14,489
Noncurrent liabilities of discontinued operations	—	17,361
Total liabilities	744,898	1,063,301
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,123 and 108,833 shares, respectively; outstanding: 101,885 and 104,219 shares, respectively	1,092	1,088
Additional paid-in capital	1,171,875	1,158,257
Retained earnings	614,171	695,017
Accumulated other comprehensive loss	(171,392)	(225,004)
	1,615,746	1,629,358
Less: Treasury stock, at cost, 7,238 and 4,614 shares, respectively	(172,192)	(110,039)
Total stockholders’ equity	1,443,554	1,519,319
Total liabilities and stockholders’ equity	$2,188,452	$2,582,620
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$2,053,903	$2,104,606	$2,265,670
Cost of sales	1,588,133	1,706,109	1,798,413
Gross profit	465,770	398,497	467,257
Selling, general and administrative expenses	324,376	314,000	316,285
Amortization of acquired intangibles	11,638	13,134	15,934
Productivity and transformation costs	48,789	40,107	16,822
Former Chief Executive Officer Succession Plan expense, net	—	30,156	520
Proceeds from insurance claim	(2,962)	(4,460)	—
Accounting review and remediation costs, net of insurance proceeds	—	4,334	9,293
Goodwill impairment	394	—	7,700
Long-lived asset and intangibles impairment	27,493	33,719	14,033
Operating income (loss)	56,042	(32,493)	86,670
Interest and other financing expense, net	18,258	22,517	16,387
Other expense (income), net	3,956	994	(2,151)
Income (loss) from continuing operations before income taxes and equity in net loss (income) of equity-method investees	33,828	(56,004)	72,434
Provision (benefit) for income taxes	6,205	(3,232)	(1,971)
Equity in net loss (income) of equity-method investees	1,989	655	(339)
Net income (loss) from continuing operations	$25,634	$(53,427)	$74,744
Net loss from discontinued operations, net of tax	(106,041)	(129,887)	(65,050)
Net (loss) income	$(80,407)	$(183,314)	$9,694

Net (loss) income per common share:
Basic net income (loss) per common share from continuing operations	$0.25	$(0.51)	$0.72
Basic net loss per common share from discontinued operations	(1.02)	(1.25)	(0.63)
Basic net (loss) income per common share	$(0.77)	$(1.76)	$0.09

Diluted net income (loss) per common share from continuing operations	$0.25	$(0.51)	$0.72
Diluted net loss per common share from discontinued operations	(1.02)	(1.25)	(0.63)
Diluted net (loss) income per common share	$(0.77)	$(1.76)	$0.09

Shares used in the calculation of net (loss) income per common share:
Basic	103,618	104,076	103,848
Diluted	103,937	104,076	104,477
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FISCAL YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(In thousands)

	Fiscal Year Ended June 30, 2020			Fiscal Year Ended June 30, 2019			Fiscal Year Ended June 30, 2018
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(80,407)			$(183,314)			$9,694

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(37,847)	$—	(37,847)	$(41,180)	$—	(41,180)	$11,497	$—	11,497
Reclassification of currency translation adjustment included in Net loss from discontinued operations, net of tax	95,120	—	95,120	—	—	—	—	—	—
Change in deferred (losses) gains on cash flow hedging instruments	(1,007)	211	(796)	83	(15)	68	(82)	15	(67)
Change in deferred (losses) gains on net investment hedging instruments	(3,627)	762	(2,865)	—	—	—	—	—	—
Change in unrealized losses on equity investment	—	—	—	—	—	—	(190)	(1)	(191)
Total other comprehensive income (loss)	$52,639	$973	$53,612	$(41,097)	$(15)	$(41,112)	$11,225	$14	$11,239

Total comprehensive (loss) income			$(26,795)			$(224,426)			$20,933
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2020, 2019 AND 2018
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2017	107,989	$1,080	$1,137,724	$868,822	4,287	$(99,315)	$(195,479)	$1,712,832
Net income				9,694				9,694
Other comprehensive loss							11,239	11,239
Issuance of common stock pursuant to stock-based compensation plans	433	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					183	(7,192)		(7,192)
Stock-based compensation expense			10,476					10,476
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net income				(183,314)				(183,314)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive income							(41,112)	(41,112)
Issuance of common stock pursuant to stock-based compensation plans	411	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					144	(3,532)		(3,532)
Stock-based compensation expense			10,065					10,065
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2020, 2019 AND 2018
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(80,407)				(80,407)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							53,612	53,612
Issuance of common stock pursuant to stock-based compensation plans	290	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					73	(1,931)		(1,931)
Repurchases of common stock					2,551	(60,222)		(60,222)
Stock-based compensation expense			13,622					13,622
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2020, 2019 AND 2018
(In thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(80,407)	$(183,314)	$9,694
Net loss from discontinued operations	(106,041)	(129,887)	(65,050)
Net income (loss) from continuing operations	$25,634	$(53,427)	$74,744
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	52,088	50,898	54,335
Deferred income taxes	36,160	(23,706)	(20,725)
Equity in net loss (income) of equity-method investees	1,989	655	(339)
Stock-based compensation, net	13,078	9,900	11,177
Goodwill impairment	394	—	7,700
Long-lived asset and intangibles impairment	27,493	33,719	14,033
Other non-cash items, net	3,906	1,193	(1,579)
Increase (decrease) in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions:
Accounts receivable	33,856	26,658	(26,093)
Inventories	33,236	30,550	(28,434)
Other current assets	(45,337)	(7,215)	(11,060)
Other assets and liabilities	5,986	3,635	(2,650)
Accounts payable and accrued expenses	(31,569)	(33,527)	43,287
Net cash provided by operating activities from continuing operations	156,914	39,333	114,396
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(60,893)	(75,792)	(69,456)
Proceeds from sale of businesses and other	15,765	7,145	738
Acquisitions of businesses, net of cash acquired	—	—	(12,368)
Net cash used in investing activities from continuing operations	(45,128)	(68,647)	(81,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	262,000	285,000	65,000
Repayments under bank revolving credit facility	(401,669)	(268,791)	(400,220)
Borrowings under term loan	—	—	299,245
Repayments under term loan	(206,250)	(90,000)	(3,750)
Repayments of other debt, net	(2,040)	(2,166)	(1,707)
Proceeds from (funding of) discontinued operations entities	305,645	56,643	(26,796)
Share repurchases	(60,221)	—	—
Shares withheld for payment of employee payroll taxes	(1,931)	(3,532)	(7,193)
Net cash used in financing activities from continuing operations	(104,466)	(22,846)	(75,421)
Effect of exchange rate changes on cash	(566)	(1,522)	217
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash (used in) provided by operating activities	(5,748)	1,936	(7,174)
Cash provided by (used in) investing activities	297,592	36,605	(12,187)
Cash (used in) provided by financing activities	(299,816)	(57,770)	27,300
Effect of exchange rate changes on cash - discontinued operations	(537)	(580)	(20)
Net cash (used in) provided by discontinued operations	(8,509)	(19,809)	7,919
Net decrease in cash and cash equivalents	(1,755)	(73,491)	(33,975)
Cash and cash equivalents at beginning of year	39,526	113,017	146,992
Cash and cash equivalents at end of year	$37,771	$39,526	$113,017
Less: cash and cash equivalents of discontinued operations	$—	$(8,509)	$(28,319)
Cash and cash equivalents of continuing operations at end of year	$37,771	$31,017	$84,698
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except par values and per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Orchard House®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy to: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy, with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

During the fourth quarter of fiscal 2019, the Company initiated a SKU rationalization that included the elimination of approximately 350 low velocity and low profitability SKUs. These SKU rationalizations are expected to result in expanded future profits and a remaining set of core SKUs that will maintain their shelf space in the store.

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. More recently, the Company divested its Danival® business in July 2020. See Note 25, Subsequent Events, for additional information.

Productivity and Transformation Costs

As part of the Company’s historical strategic review, it focused on a productivity initiative, which it called “Project Terra.” A key component of this project was the identification of global cost savings, and the removal of complexity from the business. In fiscal 2019, the Company announced a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

Productivity and transformation costs include costs, such as consulting and severance costs, relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the Tilda Group Entities and certain other assets.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results, and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Tilda operating segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of June 30, 2019. See Note 5, Discontinued Operations and Assets Held for Sale, for additional information.

Change in Reportable Segments

Historically, the Company had three reportable segments: United States, United Kingdom and Rest of World. Effective July 1, 2019, the Company reassessed its segment reporting structure and as a result, the Canada and Hain Ventures operating segments, which were included within the Rest of World reportable segment, were moved to the United States reportable segment and renamed the North America reportable segment. Additionally, the Europe operating segment, which was included in the Rest of World reportable segment, was combined with the United Kingdom reportable segment and renamed the International reportable segment. Accordingly, the Company now operates under two reportable segments: North America and International. Prior period segment information contained herein has been adjusted to reflect the Company’s new operating and reporting structure. See Note 22, Segment Information, for additional information.

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

Unless otherwise indicated, references in these consolidated financial statements to 2020, 2019 and 2018 or “fiscal” 2020, 2019 and 2018 or other years refer to our fiscal year ended June 30 of that respective year and references to 2021 or “fiscal” 2021 refer to our fiscal year ending June 30, 2021.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide. The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products. We recognize revenue as performance obligations are fulfilled when control passes to our customers. Our customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place we consider the customer purchase orders to be contracts based on the criteria outlined in ASC 606, Revenue from Contracts with Customers. Payment terms and conditions vary by customer and are based on the billing schedule established in our contracts or purchase orders with customers, but we generally provide credit terms to customers ranging from 15-60 days; therefore, we have determined that our contracts do not include a significant financing component.

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

During the fourth quarter of fiscal 2016, the Company commenced an internal accounting review with respect to the timing of recording revenue associated with concessions provided to distributors in the United States. The Audit Committee of the Company’s Board of Directors separately conducted an independent review of these matters and retained independent counsel to assist in their review. In November 2016, the Company announced that the independent review of the Audit Committee was completed and that the review found no evidence of intentional wrongdoing in connection with the preparation of the Company’s financial statements. In particular, the Company concluded that its historical accounting policy for recording revenue and concessions related to distributors was appropriate. In December 2018, the Company and the Securities and Exchange Commission (“SEC”) settled the SEC’s charges against the Company with respect to these matters without a monetary penalty on the Company.

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
Disaggregation of Net Sales
The Company does not disaggregate revenue below the segment revenues level disclosed in Note 22, Segment Information, as all revenues are recognized at a point in time and the Company’s segment revenues depict how the economic factors affect the nature, amount, and timing and uncertainty of cash flows.
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers. The Company applies reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also applies an additional reserve based on the experience the Company has with its trade receivables aging categories. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 13% of trade receivables balances as of both June 30, 2020 and 2019, the Company believes that there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that we expect will be collected and repaid in the near future and records a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

Sales to one customer and its affiliates approximated 12%, 11% and 11% of net sales during the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Sales to a second customer and its affiliates approximated 9%, 10% and 12% of net sales during the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 8, Property, Plant and Equipment, Net and Note 5, Discontinued Operations and Assets Held for Sale. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

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

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and trade names. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates.

See Note 10, Goodwill and Other Intangible Assets, for information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has a non-recourse factoring arrangement in which eligible receivables are sold to a third-party buyer in exchange for cash. The Company transferred accounts receivables in their entirety to the buyer and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under this arrangement was $108,928 during the year ended June 30, 2020, and no amounts were sold in the years ended June 30, 2019 and 2018. The incremental cost of factoring receivables under this arrangement is included in interest and other financing expense, net in the Company’s Consolidated Statements of Operations.

The proceeds from the sale of receivables are included in cash from operating activities in the accompanying Consolidated Statements of Cash Flows.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of accumulated other comprehensive (loss) income in the Company’s Consolidated Balance Sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in other (income) expense, net in the Consolidated Statements of Operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $11,653 in fiscal 2020, $11,120 in fiscal 2019 and $9,696 in fiscal 2018, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $19,455 in fiscal 2020, $23,099 in fiscal 2019 and $30,463 in fiscal 2018. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In July of 2019, the Company received $7,027 as partial payment from an insurance claim relating to business disruption costs associated with a co-packer, $4,460 of which was recognized in fiscal 2019 as it related to reimbursement of costs incurred in that fiscal year. The Company recorded an additional $2,567 in the first quarter of fiscal 2020 and received an additional $462 of proceeds in the third quarter of fiscal 2020.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2020 and 2019, the Company had $7 and $44, respectively, invested in money market funds, which are classified as cash equivalents. At June 30, 2020 and 2019, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

Derivative Instruments and Hedging Activities

Issued by the Financial Accounting Standards Board (“FASB”), ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive (loss) income until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of other (income) expense, net or interest and other financing expense, net in the accompanying financial statements. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Stock-Based Compensation

The Company uses the fair market value of the Company’s common stock on the grant date to measure fair value for service-based and performance-based awards, and a Monte Carlo simulation model to determine the fair value of market-based awards. The fair value of stock-based compensation awards is recognized as an expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model. Compensation expense is recognized for these awards on a straight-line basis over the service period, regardless of the eventual number of shares that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense on awards that contain a market condition is reversed if at any time during the service period a grantee is no longer an employee.

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

The Company receives an income tax deduction in certain tax jurisdictions for restricted stock grants when they vest and for stock options exercised by employees equal to the excess of the market value of the Company’s common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by operating activities in the accompanying Consolidated Statements of Cash Flows.

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

See Note 8, Property, Plant and Equipment, Net, and Note 5, Discontinued Operations and Assets Held for Sale, for information on long-lived asset impairment charges.

Leases

Effective July 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating right-of-use ("ROU") asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

With the exception of certain finance leases, an implicit rate of return is not readily determinable for the Company's leases. For these leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references market yield curves which are risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations.

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases with an initial term of 12 months or less are not recognized on the Company's Consolidated Balance Sheets. The Company has elected to separate lease and non-lease components.

Operating lease assets are presented as operating lease ROU assets, and corresponding operating lease liabilities are presented within accrued expenses and other current liabilities (current portions), and as operating lease liabilities, noncurrent portion, on the Company’s Consolidated Balance Sheet. Finance lease assets are included in property, plant and equipment, net, and corresponding finance lease liabilities are included within current portion of long-term debt and long-term debt, less current portion, on the Company’s Consolidated Balance Sheet.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers, providing a single five-step model to be applied to all revenue transactions. The guidance also requires improved disclosures to assist users of the financial statements to better understand the nature, amount, timing and uncertainty of revenue that is recognized. Subsequent to the issuance of ASU 2014-09, the FASB issued various additional ASUs clarifying and amending this new revenue guidance. The Company adopted the new revenue standard on July 1, 2018 using the modified retrospective transition method. The adoption did not materially impact our results of operations or financial position, and, as a result, comparisons of revenues and operating profit between periods were not materially affected by the adoption of ASU 2014-09. The Company recorded a net increase to beginning retained earnings of $163 on July 1, 2018 due to the cumulative impact of adopting ASU 2014-09.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 in the three months ended September 30, 2018, which resulted in a net decrease to beginning retained earnings of $348 on July 1, 2018, representing the accumulated unrealized losses (net of tax) reported in accumulated other comprehensive income (loss) for available-for-sale equity securities on June 30, 2018. The Company no longer classifies equity investments as trading or available-for-sale and no longer recognizes unrealized holding gains and losses on equity securities previously classified as available-for-sale in other comprehensive income (loss) as a result of adoption of ASU 2016-01.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The Company adopted ASU 2016-02 effective July 1, 2019, using a modified retrospective approach. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward. Excluding Tilda, adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities as of July 1, 2019 of $87,414 and $92,982, respectively, with the difference largely due to prepaid and deferred rent that were reclassified to the ROU asset value. In addition, the Company recorded a cumulative-effect adjustment to opening retained earnings of $439 at adoption for the impairment of an abandoned ROU asset for a manufacturing facility in the United Kingdom that was previously impaired and the remaining lease payments were accounted for under ASC Topic 420, Exit or Disposal Obligations. The standard did not materially affect the Company’s consolidated net income (loss) or cash flows. See Note 9, Leases, for further details.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies various aspects related to accounting for income taxes and eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. The new guidance is effective for annual periods beginning after December 15, 2021, and for interim periods within those fiscal years. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3. FORMER CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”). The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018, at which time the Company’s new CEO, Mark L. Schiller, commenced his employment. Expense recognized in connection with these payments was $33,051 and $1,452 during the twelve months ended June 30, 2019 and June 30, 2018, respectively. The cash separation payment was paid on May 6, 2019. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company recognized additional stock-based compensation expense of $429 ratably through November 4, 2018. The aforementioned impacts were recorded in Former Chief Executive Officer Succession Plan expense, net in the Consolidated Statements of Operations.

As further discussed in Note 15, Stock-based Compensation and Incentive Performance Plans, in the three months ended September 30, 2018, the Company’s Compensation Committee determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the Company recorded a benefit of $5,065 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP associated with Mr. Simon’s stock awards during the twelve months ended June 30, 2019.

On October 26, 2018, the Company and Mr. Simon entered into a consulting agreement (the “Consulting Agreement”) in order to, among other things, assist Mr. Schiller with his transition as the Company’s incoming CEO. The term of the Consulting Agreement commenced on November 5, 2018 and continued until February 5, 2019. Mr. Simon received an aggregate consulting fee of $975 as compensation for his services during the consulting term, which was fully recognized in the Consolidated Statement of Operations as a component of Former Chief Executive Officer Succession Plan expense, net in the twelve months ended June 30, 2019.

4. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Fiscal Year Ended June 30,
	2020	2019	2018
Numerator:
Net income (loss) from continuing operations	$25,634	$(53,427)	$74,744
Net loss from discontinued operations, net of tax	$(106,041)	$(129,887)	$(65,050)
Net (loss) income	$(80,407)	$(183,314)	$9,694

Denominator:
Basic weighted average shares outstanding	103,618	104,076	103,848
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	319	—	629
Diluted weighted average shares outstanding	103,937	104,076	104,477

Basic net (loss) income per common share:
Continuing operations	$0.25	$(0.51)	$0.72
Discontinued operations	(1.02)	(1.25)	(0.63)
Basic net (loss) income per common share	$(0.77)	$(1.76)	$0.09

Diluted net (loss) income per common share:
Continuing operations	$0.25	$(0.51)	$0.72
Discontinued operations	(1.02)	(1.25)	(0.63)
Diluted net (loss) income per common share	$(0.77)	$(1.76)	$0.09

Basic net (loss) income per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.
Due to our net loss from continuing operations in the fiscal year ended June 30, 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Diluted earnings per share for the fiscal years ended June 30, 2020 and 2018 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.
There were 428, 769 and 4 restricted stock awards and stock options excluded from our calculation of diluted net (loss) income per share for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, as such awards were anti-dilutive. Additionally, there were 2,645, 3,625 and 560 stock-based awards excluded for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

5.  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to the Purchaser for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. In January 2020, the Company and the Purchaser agreed to fully resolve all matters relating to post-closing adjustments to the sale price, resulting in a final aggregate sale price of $341,800. The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

The Company also entered into certain ancillary agreements with the Purchaser and certain of the Tilda Group Entities in connection with the sale, including a transitional services agreement (the "TSA") pursuant to which the Company and the Purchaser provided transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities would transfer certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries. Additionally, the Company distributed certain Tilda products in the United States, Canada and Europe through the expiration of the TSA. The TSA expired during the second quarter of fiscal 2020.

The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

The following table presents the major classes of Tilda’s results within “Net income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$30,399	$197,862	$192,099
Cost of sales	26,648	151,146	143,908
Gross (loss) profit	3,751	46,716	48,191
Selling, general and administrative expense	5,185	26,949	25,349
Amortization of acquired intangibles and other expense	1,172	2,189	3,536
Interest expense (1)	2,432	13,561	10,538
Translation loss (2)	95,120	—	—
Gain on sale of discontinued operations	(9,386)	—	—
Net (loss) income from discontinued operations before income taxes	(90,772)	4,017	8,768
Provision for income taxes (3)	12,909	535	1,084
Net (loss) income from discontinued operations, net of tax	$(103,681)	$3,482	$7,684
(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes a tax provision related to the tax gain on the sale of Tilda of $13,960 for the twelve months ended June 30, 2020.

Assets and liabilities of discontinued operations associated with Tilda presented in the Consolidated Balance Sheet as of June 30, 2019 are included in the following table. There were no assets or liabilities from discontinued operations associated with Tilda as of June 30, 2020.

ASSETS	June 30, 2019
Cash and cash equivalents	$8,509
Accounts receivable, less allowance for doubtful accounts	26,955
Inventories	65,546
Prepaid expenses and other current assets	9,038
Total current assets of discontinued operations(1)	110,048
Property, plant and equipment, net	40,516
Goodwill	133,098
Trademarks and other intangible assets, net	84,925
Other assets	628
Total noncurrent assets of discontinued operations(1)	259,167
Total assets of discontinued operations	$369,215

LIABILITIES
Accounts payable	$18,341
Accrued expenses and other current liabilities	4,675
Current portion of long-term debt	8,687
Total current liabilities of discontinued operations(1)	31,703
Deferred tax liabilities	17,153
Other noncurrent liabilities	208
Total noncurrent liabilities of discontinued operations(1)	17,361
Total liabilities of discontinued operations(1)	$49,064
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

Sale of Plainville Farms Business (“Plainville”)

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for Plainville (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of Plainville as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provides for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expires nineteen months after issuance. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of Plainville occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At June 30, 2020, the Company had not recorded an asset associated with the earnout. As a result of the disposition, the Company recognized a pre-tax loss on sale of $40,223, or $29,685 net of tax, in the twelve months ended June 30, 2019 to write down the assets and liabilities to the final sales price less costs to sell, inclusive of the Letter of Credit.

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

The following table presents the major classes of Hain Pure Protein’s line items constituting the “Net (loss) income from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net sales	$—	$408,109	$509,475
Cost of sales	—	409,433	486,023
Gross (loss) profit	—	(1,324)	23,452
Asset impairments	—	109,252	78,464
Selling, general and administrative expense	—	16,384	18,743
Other expense	—	9,088	4,699
Loss on sale of discontinued operations	3,043	40,859	—
Net (loss) income from discontinued operations before income taxes	(3,043)	(176,907)	(78,454)
Benefit for income taxes	(684)	(43,538)	(5,720)
Net (loss) income from discontinued operations, net of tax	$(2,359)	$(133,369)	$(72,734)

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein as of June 30, 2020 or 2019.

Assets Held for Sale

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, and the transaction was completed on July 21, 2020.

During fiscal 2020, the Company recorded a pre-tax noncash loss of $13,052 to reduce the carrying value of the Danival business to its estimated fair value, less costs to sell. This included the noncash impairment charge of the relative fair value of goodwill allocated to the Danival business, a part of the International segment, of $394 included in Goodwill impairment in the Company’s Consolidated Statement of Operations. Also included in the pre-tax noncash loss were noncash impairment charges for intangibles consisting of trade name and customer lists, fixed assets and inventory totaling $12,658 included in Long-lived assets and intangibles impairment in the Company’s Consolidated Statement of Operations. The estimated fair value, less costs to sell, reflects the amount of consideration the Company expected to receive upon closing of the transaction as of June 30, 2020.

As of June 30, 2020, the Company determined the held for sale criteria was met and classified the assets and liabilities to held for sale. Current assets held for sale of $8,333 are included in the Consolidated Balance Sheet as a component of Prepaid expenses and other current assets and current liabilities held for sale of $3,567 are included in the Consolidated Balance Sheet as a component of Accrued expenses and other current liabilities.

The Company deconsolidated the net assets of the Danival business upon closing of sale, which occurred during the first quarter of fiscal 2021.

6. ACQUISITIONS

There were no acquisitions completed in the fiscal years ended June 30, 2020 and 2019.

On December 1, 2017, the Company acquired Clarks UK Limited (“Clarks”), a leading maple syrup and natural sweetener brand in the United Kingdom. Clarks produces natural sweeteners under the ClarksTM brand, including maple syrup, honey and carob, date and agave syrups, which are sold in leading retailers and used by food service and industrial customers in the United Kingdom. Consideration for the transaction, inclusive of a subsequent working capital adjustment, consisted of cash, net of cash acquired, totaling £9,179 (approximately $12,368 at the transaction date exchange rate). Additionally, contingent consideration of up to a maximum of £1,500 was payable based on the achievement of specified operating results over an 18-month period following completion of the acquisition; no contingent consideration amounts were paid, and the arrangement expired during fiscal 2019. Clarks is included in our United Kingdom operating segment. Net sales and income before income taxes attributable to the Clarks acquisition included in our consolidated results for the fiscal year ended June 30, 2018 represented less than 1% of our consolidated results.

The costs related to all acquisitions have been expensed as incurred and are included in Productivity and transformation costs in the Consolidated Statements of Operations. Acquisition-related costs of $409 were expensed in the fiscal years ended June 30, 2018. Acquisition-related costs for the fiscal year ended June 30, 2020 and 2019 were de minimis. The expenses incurred primarily related to professional fees and other transaction-related costs associated with these acquisitions.

7. INVENTORIES

Inventories consisted of the following:

	June 30, 2020	June 30, 2019
Finished goods	$158,162	$199,754
Raw materials, work-in-progress and packaging	90,008	99,587
	$248,170	$299,341

In the twelve months ended June 30, 2020 and June 30, 2019, the Company recorded inventory write-downs of $4,175 and $12,381, respectively, primarily related to the discontinuance of slow moving SKUs as part of product rationalization initiatives.

8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2020	June 30, 2019
Land	$13,866	$14,240
Buildings and improvements	74,325	83,151
Machinery and equipment	288,466	274,554
Computer hardware and software	60,391	48,984
Furniture and fixtures	20,044	17,325
Leasehold improvements	40,876	32,264
Construction in progress	16,489	35,786
	514,457	506,304
Less: Accumulated depreciation and impairment	225,201	218,459
	$289,256	$287,845

Depreciation expense for the fiscal years ended June 30, 2020, 2019, and 2018 was $31,409, $28,922 and $29,849, respectively.

During fiscal 2020, the Company recorded $12,313 of non-cash impairment charges primarily related to a write-down of building improvements, machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs, held for sale accounting of Danival and consolidation of certain office space and manufacturing facilities.

In fiscal 2019, the Company determined that it was more likely than not that certain fixed assets of two of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to consolidate manufacturing of certain fruit-based and soup products in the United Kingdom. As such, the Company recorded a $6,166 non-cash impairment charge related to the closures of these facilities. Additionally, the Company recorded non-cash impairment charges of $9,653 to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.

In fiscal 2018, the Company determined that it was more likely than not that certain fixed assets at three of its manufacturing facilities would be sold or otherwise disposed of before the end of their estimated useful lives due to the Company’s decision to utilize third-party manufacturers for two facilities in the United States and to consolidate manufacturing of certain soup products in the United Kingdom. As such, the Company recorded a $6,344 non-cash impairment charge primarily related to the closures of these facilities. Additionally, the Company recorded a $2,057 non-cash impairment charge to write down the value of certain machinery and equipment used to manufacture certain slow moving SKUs in the United States that were discontinued.

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

Certain of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index changes are recorded as variable lease expense in the period incurred. The Company does not have any related party leases, and sublease transactions are de minimis.

The components of lease expenses for the fiscal year ended June 30, 2020 were as follows:

Fiscal Year Ended
June 30, 2020
Operating lease expenses (a)	$18,981
Finance lease expenses (a)	1,197
Variable lease expenses	2,570
Short-term lease expenses	1,723
Total lease expenses	$24,471

(a) Operating lease expenses and finance lease expenses include $1,505 and $251 of ROU asset impairment charges, respectively, associated with the Company’s ongoing productivity and transformation costs initiatives. Of this amount, $929 was recognized as a component of Long-lived asset and intangibles impairment on the Consolidated Statement of Operations with the remainder recognized as a component of Cost of Sales.

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	June 30, 2020
Assets
Operating lease ROU assets	Operating lease right-of-use assets	$88,165
Finance lease ROU assets, net	Property, plant and equipment, net	691
Total leased assets		$88,856

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$12,338
Finance	Current portion of long-term debt	308
Non-current
Operating	Operating lease liabilities, noncurrent portion	82,962
Finance	Long-term debt, less current portion	316
Total lease liabilities		$95,924

Additional information related to leases is as follows:

Fiscal Year Ended
June 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,290
Operating cash flows from finance leases	$26
Financing cash flows from finance leases	$543
ROU assets obtained in exchange for lease obligations (b):
Operating leases	$104,915
Finance leases	$1,475
Weighted average remaining lease term:
Operating leases	10.0 years
Finance leases	2.5 years
Weighted average discount rate:
Operating leases	3.0%
Finance leases	2.3%
(b) ROU assets obtained in exchange for lease obligations includes the impact of the adoption of ASU 2016-02 effective July 1, 2019 (see Note 2) and leases which commenced, were modified or terminated during the fiscal year ended June 30, 2020.

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021	$14,781	$308	$15,089
2022	13,798	205	14,003
2023	12,833	95	12,928
2024	10,941	18	10,959
2025	9,521	6	9,527
Thereafter	51,545	—	51,545
Total lease payments	113,419	632	114,051
Less: Imputed interest	18,119	8	18,127
Total lease liabilities	$95,300	$624	$95,924

The aggregate minimum future lease payments for operating leases at June 30, 2019, adjusted for discontinued operations, were as follows:

Fiscal Year
2020	$19,066
2021	16,281
2022	14,002
2023	13,134
2024	11,012
Thereafter	44,452
$117,947

At June 30, 2020, the Company has additional operating leases that had not yet commenced. Obligations under these leases are approximately $9,797 and the leases are expected to commence during the fiscal year ending June 30, 2021 with lease terms ranging from 10 to 11 years, excluding renewal options.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	North America	International	Total
Balance as of June 30, 2018(1)	$612,457	$273,206	$885,663
Translation and other adjustments, net	133	(9,915)	(9,782)
Balance as of June 30, 2019(1)	612,590	263,291	875,881
Divestiture	(5,009)	—	(5,009)
Impairment charge	—	(394)	(394)
Translation and other adjustments, net	(1,526)	(6,994)	(8,520)
Balance as of June 30, 2020	$606,055	$255,903	$861,958

(1) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $97,358 related to the Company’s United Kingdom operating segment, $29,219 related to the Company’s Europe operating segment and $7,700 related to the Company’s former Hain Ventures operating segment.

During fiscal 2019, the Company’s reporting units were Hain Pure Personal Care, Grocery and Snacks and Celestial Tea in the United States reportable segment, Hain Daniels, Ella’s Kitchen and Tilda in the United Kingdom reportable segment and Hain Canada, Hain Europe and Hain Ventures within the Rest of World reportable segment. As discussed in Note 22, Segment Information, effective July 1, 2019, the Company changed its segment reporting structure due to changes in how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources as a result of a change in the Company’s strategy. In connection with these changes, the Company’s reporting units now consist of the United States (as a single reporting unit) and Hain Canada within the North America reportable segment and Hain Daniels, Ella’s Kitchen, Tilda (prior to its sale on August 27, 2019) and Hain Europe within the International reportable segment. The brands constituting the Hain Ventures reporting unit were combined within the United States and Hain Canada reporting units, and its goodwill was reallocated to the United States and Canada operating segments on a relative fair value basis. The Company completed an assessment for potential impairment of the goodwill both prior and subsequent to the aforementioned changes and determined that no impairment indicators were present.

On October 7, 2019, the Company completed the divestiture of its Arrowhead and SunSpire businesses, components of the United States reporting unit, for a purchase price of $13,347 following post-closing adjustments, recognizing a loss on sale of $2,037 during the fiscal year ended June 30, 2020. Goodwill of $4,357 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the United States reporting unit both before and after the sale, noting no impairment indicators were present.

During March 2020, the Company completed the divestiture of its Europe's Best and Casbah businesses, components of the Canada reporting unit. Goodwill of $440 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the Canada reporting unit both before and after the sale, noting no impairment indicators were present. The gain/loss on sale recognized during the fiscal year ended June 30, 2020 as a result of the transactions was insignificant.

During May 2020, the Company completed the divestiture of its Rudi’s business, a component of the United States reporting unit. Goodwill of $212 was assigned to the divested businesses on a relative fair value basis. An interim impairment analysis was performed for the United States reporting unit both before and after the sale, noting no impairment indicators were present. The gain/loss on sale recognized during the fiscal year ended June 30, 2020 as a result of the transaction was insignificant.

During June 2020, in anticipation of the Company’s divestiture of its Danival business, a component of the Europe reporting unit, the goodwill of $394 assigned to the business on a relative fair value basis was impaired based on the expected selling price. See Note 5, Discontinued Operations and Assets Held for Sale, for a discussion of the sale completed after the fiscal 2020 period.

Beginning in the three months ended September 30, 2019, operations of Tilda have been classified as discontinued operations as discussed in Note 5, Discontinued Operations and Assets Held for Sale. Therefore, goodwill associated with Tilda is presented within Noncurrent assets of discontinued operations in the Consolidated Balance Sheet as of June 30, 2019.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2020, in conjunction with its budgeting and forecasting process for fiscal year 2021, and concluded that no impairment existed at any of its reporting units.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2020	June 30, 2019
Non-amortized intangible assets:
Trademarks and trade names(1)	$278,103	$291,199
Amortized intangible assets:
Other intangibles	184,854	204,630
Less: accumulated amortization and impairment	(116,495)	(115,543)
Net carrying amount	$346,462	$380,286

(1) The gross carrying value of trademarks and trade names is reflected net of $93,273 and $83,734 of accumulated impairment charges as of June 30, 2020 and 2019, respectively.

The Company completed its annual assessment of impairment for indefinite-lived intangible assets in the fourth quarter of fiscal 2020. The assessment indicated that the fair value of the Company’s trade names exceeded their carrying values and no impairment existed except as described below.

During the second and third quarters of fiscal 2020, in association with the sale or discontinuation of certain businesses and brands, the Company determined that certain of its indefinite-lived trade names were impaired due to the carrying value of the trade names exceeding their fair values, and therefore an impairment charge of $9,539 was recognized ($4,007 in the North America segment and $5,532 in the International segment).

In the second quarter of fiscal 2019, the Company determined that an indicator of impairment existed in certain of the Company’s indefinite-lived tradenames. The result of this interim assessment indicated that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $17,900 was recognized ($15,113 in the North America segment and $2,787 in the International segment) during the fiscal year ended June 30, 2019.

For the fiscal year ended June 30, 2018, a trade name impairment charge of $5,632 ($5,100 in the North America segment and $532 in the International segment) was recorded.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Amortization of intangible assets	$11,638	$13,134	$15,934

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2021	2022	2023	2024	2025
Estimated amortization expense	$9,807	$9,564	$9,023	$6,768	$5,753

The weighted average remaining amortization period of amortized intangible assets is 9.1 years.

In the fourth quarter of fiscal 2020, the Company recognized impairment charges relating to customer relationships of certain brand divestitures totaling $4,455, all within the North America segment.

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	June 30, 2019
Payroll, employee benefits and other administrative accruals	$74,544	$77,339
Facility, freight and warehousing accruals	11,304	20,288
Selling and marketing related accruals	10,930	7,007
Other accruals(1)	30,834	9,631
	$127,612	$114,265
(1)Included within other accruals in fiscal 2020 are $12,338 of short-term operating lease liabilities (see Note 9, Leases), $3,567 of current liabilities held for sale (see Note 5, Discontinued Operations and Assets Held for Sale) and $263 of short-term derivative liabilities (see Note 18, Derivatives and Hedging Instruments).

12. DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2020	June 30, 2019
Revolving credit facility	$280,000	$420,575
Term loan	—	206,250
Less: Unamortized issuance costs	—	(1,022)
Other borrowings(1)	2,774	4,966
	282,774	630,769
Short-term borrowings and current portion of long-term debt	1,656	17,232
Long-term debt, less current portion	$281,118	$613,537
(1) Included in other borrowings are $308 of short term finance lease obligations as discussed in Note 9, Leases.

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, British Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2020, there were $280,000 of borrowings outstanding under the revolving credit facility and $9,698 letters of credit outstanding under the Credit Agreement. During fiscal 2020, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in interest and other financing expense, net in the Consolidated Statements of Operations.

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

As of June 30, 2020, $710,302 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at June 30, 2020 was 1.89%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

Maturities of all debt instruments at June 30, 2020, are as follows:

Due in Fiscal Year	Amount
2021	$1,656
2022	916
2023	280,172
2024	18
2025	6
Thereafter	6
$282,774

Interest paid during the fiscal years ended June 30, 2020, 2019 and 2018 amounted to $15,514, $20,396 and $13,745, respectively.

13. INCOME TAXES

The components of income (loss) from continuing operations before income taxes and equity in net loss (income) of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Domestic	$(29,339)	$(120,969)	$(3,379)
Foreign	63,167	64,965	75,813
Total	$33,828	$(56,004)	$72,434

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2020	2019	2018
Current:
Federal	$(44,595)	$3,639	$(312)
State and local	619	760	1,383
Foreign	14,021	16,075	17,683
	(29,955)	20,474	18,754
Deferred:
Federal	33,007	(21,538)	(22,612)
State and local	3,414	1,188	1,973
Foreign	(261)	(3,356)	(86)
	36,160	(23,706)	(20,725)
Total	$6,205	$(3,232)	$(1,971)

For the fiscal year ended June 30, 2020, the Company paid cash for income taxes, net of refunds, of $16,162. Cash paid for income taxes, net of (refunds), during the fiscal years ended June 30, 2019 and 2018 amounted to $22,535 and $24,284, respectively.

The reconciliation of the U.S. federal statutory rate to our effective rate on income before provision (benefit) for income taxes was as follows:

	Fiscal Year Ended June 30,
	2020	%	2019	%	2018	%
Expected United States federal income tax at statutory rate	$7,104	21.0%	$(11,761)	21.0%	$20,354	28.1%
State income taxes, net of federal (benefit) provision	(668)	(1.9)%	(8,922)	15.9%	2,774	3.8%
Foreign income at different rates	382	1.1%	763	(1.4)%	(3,825)	(5.3)%
Impairment of goodwill and intangibles	—	—%	—	—%	1,816	2.5%
Change in valuation allowance	4,499	13.3%	8,938	(16.0)%	119	0.2%
Change in reserves for uncertain tax positions	7,925	23.4%	841	(1.5)%	(3,859)	(5.3)%
Tax Act’s transition tax (a)	—	—%	6,834	(12.2)%	7,054	9.7%
Tax Act’s impact of deferred taxes (b)	—	—%	—	—%	(25,006)	(34.5)%
U.S. tax (benefit) on foreign earnings	7,449	22.0%	3,872	(6.9)%	—	—%
CARES Act	(25,668)	(75.9)%	—	—%	—	—%
Other	5,182	15.3%	(3,797)	6.9%	(1,398)	(1.9)%
Provision (benefit) for income taxes	$6,205	18.3%	$(3,232)	5.8%	$(1,971)	(2.7)%

(a) For the year ended June 30, 2018, the Company accrued a provisional estimate of $7,054 of tax expense for the Tax Cuts and Jobs Act’s (the “Tax Act”) one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings in accordance with U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB No.118”). Additionally, during fiscal year 2019, the Company recorded $6,834 of tax expense upon finalizing its analysis of the impact from the Tax Act.

(b) For the year ended June 30, 2018, the Company accrued $25,006 in provisional tax benefit related to the net change in deferred tax liabilities stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21% and disallowance of certain incentive based compensation tax deductibility under Internal Revenue Code 162(m). There was an immaterial tax benefit recorded for fiscal 2019 related to return to provision adjustments.

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the fiscal years ended June 30, 2020 and 2019, the Company did not generate intercompany transactions that met the BEAT threshold but did generate GILTI tax. The Company elected to account for GILTI tax as a current period cost and recorded an expense of $3,850 during the fiscal year ended June 30, 2020. The GILTI of $3,850 is included in U.S. tax (benefit) on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F Income and unremitted earnings in the total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2020	June 30, 2019
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$6,724	$9,128
Reserves not currently deductible	21,173	23,518
Basis difference on intangible assets	(76,746)	(78,638)
Basis difference on property and equipment	(2,627)	(3,195)
Other comprehensive income	1,737	502
Net operating loss and tax credit carryforwards	34,393	73,500
Stock-based compensation	1,417	827
Unremitted earnings of foreign subsidiaries	(1,212)	—
Lease liability	14,096	—
Lease ROU assets	(12,807)	—
Other	4,006	3,995
Valuation allowances	(41,941)	(34,912)
Noncurrent deferred tax liabilities, net(1)	$(51,787)	$(5,275)

(1) Includes $62 and $29,482 of non-current deferred tax assets included within Other Assets on the June 30, 2020 and 2019 Consolidated Balance Sheets.

At June 30, 2020 and 2019, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $19,141 and $201,242, respectively, certain of which will not expire until 2036. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $12,587 and $23,761 at June 30, 2020 and 2019, respectively, the majority of which are indefinite lived.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which includes business tax provisions that impacts taxes related to 2018, 2019 and 2020. Some of the significant tax law changes in accordance with the CARES Act are to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of NOLs for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property and accelerate the ability to claim refunds of Alternative Minimum Tax (“AMT”) credit carryforwards. The Company carried back net operating losses generated in the June 30, 2019 tax year for five years, resulting in an income tax benefit of $18,949. The $18,949 income tax benefit represents the Federal rate differential between 35% and 21%. In addition, there was an indirect tax benefit of $6,719 related to discontinued operations due to the CARES Act. Accordingly, the gross benefit recorded under the CARES Act in fiscal 2020 is $25,668 prior to the reserve under ASC 740-10.

The benefit of $18,949 and reversal of the deferred tax asset on federal NOLs of $33,551 resulted in a tax refund receivable of $52,500 which is included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheets.

The Company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result has not provided for taxes on such earnings. To achieve its cash management objectives, during the fourth quarter of fiscal 2020, the Company reversed its reinvestment assertion on $93,359 of foreign earnings and recorded a deferred tax liability of $1,212. The Company continues to reinvest $641,841 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company has recorded valuation allowances in the amounts of $41,941 and $34,912 at June 30, 2020 and 2019, respectively. During fiscal 2019, the Company recorded a partial valuation allowance against state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized. The partial state valuation allowance was retained for fiscal 2020.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2020	2019
Balance at beginning of year	$34,912	$20,831
Additions charged to income tax expense	7,391	17,773
Reductions credited to income tax expense	35	(3,231)
Currency translation adjustments	(397)	(461)
Balance at end of year	$41,941	$34,912

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2020	2019	2018
Balance at beginning of year	$11,869	$6,730	$11,602
Additions based on tax positions related to the current year	636	248	118
Additions based on tax positions related to prior years	8,499	5,446	—
Reductions due to lapse in statute of limitations and settlements	(105)	(555)	(4,990)
Balance at end of year	$20,899	$11,869	$6,730

As of June 30, 2020, the Company had $20,899 of unrecognized tax benefits, of which $17,087 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2019 and 2018, the Company had $11,869 and $6,730, respectively, of unrecognized tax benefits of which $8,057 and $2,917, respectively, would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $2,166 and $275 at June 30, 2020 and 2019, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2017. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

14.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2020 and 2019, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss):

	Fiscal Year Ended June 30,
	2020	2019
Foreign currency translation adjustments:
Other comprehensive loss before reclassifications (1)	$(37,847)	$(41,180)
Amounts reclassified into income (2)	95,120	—
Deferred gains (losses) on cash flow hedging instruments:
Other comprehensive (loss) income before reclassifications	(1,413)	94
Amounts reclassified into income (3)	617	(26)
Deferred gains (losses) on net investment hedging instruments:
Other comprehensive loss before reclassifications	(2,788)	—
Amounts reclassified into income (4)	(77)	—
Cumulative effect of adoption of ASU 2016-01	—	348
Other comprehensive income (loss)	$53,612	$(40,764)

(1)Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a loss of $898 and a gain of $619 for the fiscal years ended June 30, 2020 and 2019, respectively.
(2)Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of Tilda, the Company reclassified $95,120 of translation losses from accumulated comprehensive loss to the Company’s results of discontinued operations.
(3)Amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments are recorded in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended June 30,
	2020	2019
Cost of sales	$103	$32
Interest and other financing expense, net	$72	$—
Other expense (income), net	$(959)	$—
(4)Amounts reclassified into income for deferred gains (losses) on net investment hedging instruments are recognized in “Interest and other financing expense, net” in the Consolidation Statements of Operations and were $98 and $0 for the fiscal years ended June 30, 2020 and 2019, respectively

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations, including the Company’s historical strategy of pursuing accretive acquisitions. During the fiscal year ended June 30, 2020, the Company repurchased 2,551 shares under the repurchase program for a total of $60,171, excluding commissions, at an average price of $23.59 per share. As of June 30, 2020, the Company had $189,829 of remaining authorization under the share repurchase program. The Company did not repurchase any shares under this program in fiscal 2019 or 2018.

15. STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants equity awards under its 2019 Equity Inducement Award Program (the “2019 Inducement Program”) to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the “Stock Award Plans”. In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program”) that provide for performance and market equity awards that can be earned over defined performance periods.

There were 990, 2,106 and 685 shares underlying restricted stock awards (“RSAs”) or restricted share units (“RSUs”) granted under the Stock Award Plans during fiscal years 2020, 2019 and 2018, respectively, of which 554, 1,610 and 307, respectively, were granted under the LTI Program and are subject to the achievement of minimum performance goals or market conditions, with the remaining being service-based awards. For performance awards and market awards, the foregoing share figures are stated at target levels, and the awards generally provide for vesting at 150% or 300% of the target level. There were no options granted under the Stock Award Plans during fiscal years 2020, 2019 and 2018. At June 30, 2020, there were 5,473 and 1,886 shares available for grant under the 2002 Plan and 2019 Inducement Program, respectively.

Apart from the Stock Award Plans, the Company granted an award of performance share units to the Company’s CEO in fiscal year 2019. The award has a target payout of 350 shares of common stock and a maximum payout of 1,050 shares of common stock. See “Restricted Stock – CEO Inducement Grant” below.

Restricted Stock

Awards of restricted stock are either RSAs or RSUs that are issued at no cost to the recipient. RSA holders have all rights of a stockholder at the grant date, subject to certain restrictions on transferability and a risk of forfeiture. Shares underlying RSUs are not issued until vesting. Both award types are subject to continued employment and vesting conditions in accordance with provisions set forth in the applicable award agreements. The Company also grants market-based RSUs that vest contingent on meeting specific Total Shareholder Return (“TSR”) targets over a specified time period, and performance-based RSUs that vest contingent on meeting specific financial results within a specified time period. Performance-based and market-based RSUs are issued in the form of performance share units (“PSUs”).

A summary of the restricted stock activity (includes all RSAs, RSUs and PSUs) for the last three fiscal years ended June 30 is as follows:

	2020	Weighted Average Grant Date Fair Value (per share)	2019	Weighted Average Grant Date Fair Value (per share)	2018	Weighted Average Grant Date Fair Value (per share)
Non-vested - beginning of period	2,729	$12.94	1,057	$22.29	992	$27.59
Granted	990	$17.36	2,457	$11.84	685	$26.13
Vested	(291)	$23.28	(411)	$27.36	(433)	$36.68
Forfeited	(1,379)	$8.80	(374)	$18.33	(187)	$31.15
Non-vested - end of period	2,049	$15.85	2,729	$12.94	1,057	$22.29

At June 30, 2020 and 2019, the table above includes a total of 918 and 1,964 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 300% of target depending on the achievement of pre-defined performance criteria. Additionally, at June 30, 2020 and 2019, the table above includes a total of 29 and 42 shares, respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 150% of target depending on the achievement of pre-defined performance criteria.

A summary of the fair value of restricted stock (includes all RSAs, RSUs and PSUs) granted and vested, and the tax benefit recognized from restricted stock vesting, for the last three fiscal years ended June 30 is as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Fair value of restricted stock granted	$17,179	$29,067	$17,898
Fair value of restricted stock vested	$6,775	$11,232	$15,736
Tax benefit recognized from restricted stock vesting	$939	$3,241	$5,235

At June 30, 2020, $18,713 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards was expected to be recognized over a weighted-average period of approximately 2.1 years.

Long-Term Incentive Program

The participants of the LTI Program include certain of the Company’s executive officers and other key executives. The LTI Program is administered by the Compensation Committee which is responsible for, among other items, selecting the specific performance measures for awards, setting the target performance required to receive an award after the completion of the performance period, and determining the specific payout to the participants. Any stock-based awards issued under the LTI Program are generally issued pursuant to and are subject to the terms and conditions of the 2002 Plan and 2019 Inducement Program, as applicable. The CEO Inducement Grant (discussed below) was granted outside of the Stock Award Plans.

The LTI Program consists of certain performance-based long-term incentive plans that provide for PSUs that can be earned over defined performance periods.

•2019-2021 LTIP - Vesting is pursuant to the achievement of pre-established three-year compound annual TSR targets over the period from November 6, 2018 to November 6, 2021. The TSR levels are aligned with the CEO Inducement Grant (discussed below), with total shares eligible to vest ranging from zero to 300% of the target award amount. Certain shares are subject to a holding period of one year after the vesting date, resulting in an illiquidity discount being applied to the grant date fair value for such shares. There were 554 and 912 PSUs granted during fiscal years 2020 and 2019, respectively, relating to the 2019-2021 LTIP plan. Grant date fair values ranged from $5.95 to $25.86 per unit for PSUs granted during fiscal 2020. Grant date fair values ranged from $5.26 to $10.65 per unit for PSUs granted during fiscal year 2019. No such awards were granted during fiscal 2018.

•2018-2020 LTIP - Vesting is pursuant to a defined calculation of relative TSR over the period from January 24, 2019 to June 30, 2020, with total shares eligible to vest ranging from zero to 150% of the grant. There were 45 PSUs granted during fiscal year 2019 with a grant date fair value of $18.32 per unit. No such awards were granted during fiscal 2020 or 2018. In the first quarter of fiscal 2021, the Compensation Committee determined that all outstanding awards under the 2018-2020 LTIP vested at 150% as a result of the maximum relative TSR target having been met.

•2016-2018 and 2017-2019 LTIP - Vesting was dependent upon achievement of specified net sales growth targets, and a defined calculation of relative TSR over the period from July 1, 2015 to June 30, 2018 and from July 1, 2017 to June 30, 2019, for the 2016-2018 LTIP and 2017-2019 LTIP, respectively. In the first quarter of fiscal 2019, the Compensation Committee determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP or 2017-2019 LTIP as a result of the failure to meet the performance conditions. Accordingly, the awards were forfeited, and in the first quarter of fiscal 2019, the Company recorded a benefit of $6,482 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP, of which $5,065 was recorded in Former Chief Executive Officer Succession Plan expense, net on the Consolidated Statements of Operations. Additionally, the Company recorded benefits of $1,129 and $1,867 associated with the reversal of previously accrued amounts under the portions of the 2017-2019 LTIP that were dependent on the achievement of pre-determined performance measures of net sales and relative TSR.

CEO Inducement Grant

On November 6, 2018, the Company’s CEO, Mark L. Schiller received a market-based PSU award with a target payout of 350 shares of common stock and a maximum payout of 1,050 shares of common stock. The award will vest pursuant to the achievement of pre-established three-year compound annual TSR levels over the period from November 6, 2018 to November 6, 2021. No PSUs will vest if the three-year compound annual TSR is below 15%. These PSUs are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value. The total grant date fair value of the award was estimated to be $7,571, or $21.63 per target share. Total compensation cost related to this award recognized in the fiscal year ended June 30, 2020 and 2019 was $2,526 and $1,636, respectively. This PSU award was granted outside of the Stock Award Plans. Separately, the Company also issued 79 three-year service-based RSAs to Mr. Schiller in November 2018 under the 2002 Plan.

Other Grants

In the twelve months ended June 30, 2019, the Company issued 173 PSUs to certain key executives vesting over a period of one to two years based upon the achievement of certain market and/or performance based metrics being met.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Selling, general and administrative expense	$13,078	$9,471	$13,380
Former Chief Executive Officer Succession Plan expense, net	—	429	(2,203)
Discontinued operations	544	165	—
Total compensation cost recognized for stock-based compensation plans	$13,622	$10,065	$11,177
Related income tax benefit	$1,518	$1,189	$2,165

In the fiscal year ended June 30, 2018, the Company recorded a net benefit of $2,203 primarily in connection with the modification of Irwin D. Simon’s TSR performance based awards granted on September 26, 2017. Refer to Note 3, Former Chief Executive Officer Succession Plan, for further discussion.

Stock Options

The Company did not grant any stock options in fiscal years 2020, 2019 or 2018, and there were no stock options exercised during these periods. There were no stock options outstanding under the Stock Award Plans at June 30, 2020. There were 122 options outstanding at June 30, 2020, 2019 and 2018, relating to a grant under a prior Celestial Seasonings plan. Although no further awards can be granted under the prior Celestial Seasonings plan, the options outstanding continue in accordance with the terms of the plan and grant.

For options outstanding and exercisable at June 30, 2020, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $3,567, and the weighted average remaining contractual life was 11.0 years. The weighted average exercise price of these options was $2.26. At June 30, 2020, there was no unrecognized compensation expense related to stock option awards.

16. INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At June 30, 2020 and 2019, the carrying value of the Company’s investment in Chop’t was $12,793 and $14,632, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited (“HHO”) with Hutchison China Meditech Ltd., a joint venture accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd. (“HFN”) with Future Consumer Ltd, a joint venture accounted for under the equity method of accounting and (c) Yeo Hiap Seng Limited (“YHS”), a 1% equity ownership interest accounted for under the equity method of accounting. The carrying value of these combined investments was $4,646 and $4,258 as of June 30, 2020 and 2019, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

17. FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

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

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7	$7	$—	$—
Derivative financial instruments	1,014	—	1,014	—
Equity investment	562	562	—	—
	$1,583	$569	$1,014	$—
Liabilities:
Derivative financial instruments	6,405	—	6,405	—
Total	$6,405	$—	$6,405	$—

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$44	$44	$—	$—
Derivative financial instruments	626	—	626	—
Equity investment	621	621	—	—
	$1,291	$665	$626	$—
Liabilities:
Derivative financial instruments	103	—	103	—
Total	$103	$—	$103	$—

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

In connection with the acquisition of Clarks during fiscal 2018, payment of a portion of the purchase price was contingent upon the achievement of certain operating results. Contingent consideration of up to a maximum of £1,500 was payable based on the achievement of specified operating results over an 18-month period following completion of the acquisition; no contingent consideration amounts were paid, and the arrangement expired during fiscal 2019.

The following table summarizes the Level 3 activity:

	Fiscal Year Ended June 30,
	2020	2019
Balance at beginning of year	$—	$1,909
Fair value of initial contingent consideration	—	—
Contingent consideration adjustment(1)	—	(1,870)
Translation adjustment	—	(39)
Balance at end of year	$—	$—

(1) The change in the fair value of contingent consideration is included in Productivity and transformation costs in the Company’s Consolidated Statements of Operations.

In the fiscal year ended June 30, 2019, the Company recorded a net benefit $1,870, with no corresponding amount in fiscal 2020. The net benefit in the fiscal year ended June 30, 2019 was due to a decrease in the fair value of contingent consideration related to Clarks. The decrease in the period was due to lower probability of achievement of specified operating results.

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2020 or 2019.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (See Note 12, Debt and Borrowings).

Derivative Instruments

The Company uses interest rate swaps to manage its interest rate risk and cross-currency swaps and foreign currency exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

In accordance with the provisions of ASC 820, Fair Value Measurements, we incorporate credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 30, 2020 and 2019 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of June 30, 2020 and 2019. These estimates are not necessarily indicative of the amounts we could ultimately realize.

18. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s receivables and borrowings.

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain assets and liabilities in terms of its functional currency, the U.S. Dollar.

Accordingly, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During fiscal 2021, the Company estimates that an additional $272 will be reclassified as an increase to interest expense.

As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	4	$230,000

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. Dollar. The Company uses foreign currency derivatives including cross-currency swaps to manage its exposure to fluctuations in the USD-EUR exchange rates. Cross-currency swaps involve exchanging fixed-rate interest payments for fixed-rate interest receipts, both of which will occur at the USD-EUR forward exchange rates in effect upon entering into the instrument. The Company also uses forward contracts to manage its exposure to fluctuations in the GBP-EUR exchange rates. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2021, the Company estimates that an additional $181 relating to cross-currency swaps will be reclassified as an increase to interest income.

As of June 30, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,775
Foreign currency forward contract	1	£850	€1,000

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities and their exposure to the Euro. The Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. Dollars for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency fixed-rate payments over the life of the agreement.

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in Accumulated other comprehensive loss as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated.

As of June 30, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	2	€76,969	$83,225

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

As of June 30, 2020, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships consisting of foreign currency forward contracts with a notional amount of $32,386.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$856
Cross-currency swaps	Prepaid expenses and other current assets	746	Other noncurrent liabilities	5,475
Foreign currency forward contracts	Prepaid expenses and other current assets	75	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		821		6,331

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	193	Accrued expenses and other current liabilities	74
Total derivative instruments		$1,014		$6,405

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2019:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$83	Other noncurrent liabilities	$103
Total derivatives designated as hedging instruments		83		103

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	543	Accrued expenses and other current liabilities	—
Total derivative instruments		$626		$103

The following table presents the pre-tax effect of cash flow hedge accounting on Accumulated other comprehensive loss as of June 30, 2020, 2019 and 2018:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2020	2019	2018		2020	2019	2018
Interest rate swaps	$(817)	$—	$—	Interest and other financing expense, net	$(40)	$—	$—
Cross-currency swaps	(1,069)	—	—	Interest and other financing expense, net / Other expense (income), net	927	—	—
Foreign currency forward contracts	95	113	45	Cost of sales	(103)	(30)	(127)
Total	$(1,791)	$113	$45		$784	$(30)	$(127)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of June 30, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Fiscal Year Ended June 30, 2020			Fiscal Year Ended June 30, 2019
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from accumulated OCL into income	$—	$40	$—	$—	$—	$—
Cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCL into income	$—	$32	$(959)	$—	$—	$—
Foreign currency forward contracts
Amount of gain (loss) reclassified from accumulated OCL into income	$103	$—	$—	$30	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the Consolidated Statements of Operations as of June 30, 2020, 2019 and 2018:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2020	2019	2018		2020	2019	2018
Cross-currency swaps	$(3,529)	$—	$—	Interest and other financing expense, net	$98	$—	$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations as of June 30, 2020, 2019 and 2018:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended June 30,
		2020	2019	2018
Foreign currency forward contracts	Other expense (income), net	$119	$440	$337

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

19. TERMINATION BENEFITS RELATED TO PRODUCTIVITY AND TRANSFORMATION INITIATIVES

As a part of the ongoing productivity and transformation initiatives as a part of the Company’s strategic objective to expand profit margins and cash flow, the Company initiated a reduction in workforce at targeted locations in the United States as well as at certain locations internationally. The reduction in workforce associated with these initiatives may result in additional charges throughout fiscal 2021.

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the year ended as of June 30, 2020:

	Balance at June 30, 2019	Charges (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at June 30, 2020
Termination benefits and personnel realignment	$5,603	$22,143	$(16,346)	$141	$11,541

The liability balance as of June 30, 2020 and 2019 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Additional non-cash impairment charges related to the Company’s productivity and transformation costs initiative have been incurred and are discussed within Note 8, Property, Plant and Equipment, Net, and Note 9, Leases.

20. COMMITMENTS AND CONTINGENCIES

Off Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and

Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants will submit a scheduling request within 14 days after the filing of Co-Lead Plaintiffs’ appellate brief to schedule the filing of their opposition brief.
Stockholder Derivative Complaints Filed in State Court

On September 16, 2016, a stockholder derivative complaint, Paperny v. Heyer, et al. (the “Paperny Complaint”), was filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers of the Company alleging breach of fiduciary duty, unjust enrichment, lack of oversight and corporate waste. On December 2, 2016 and December 29, 2016, two additional stockholder derivative complaints were filed in New York State Supreme Court in Nassau County against the former Board of Directors and certain former officers under the captions Scarola v. Simon (the “Scarola Complaint”) and Shakir v. Simon (the “Shakir Complaint” and, together with the Paperny Complaint and the Scarola Complaint, the “Derivative Complaints”), respectively. Both the Scarola Complaint and the Shakir Complaint alleged breach of fiduciary duty, lack of oversight and unjust enrichment. On February 16, 2017, the parties for the Derivative Complaints entered into a stipulation consolidating the matters under the caption In re The Hain Celestial Group (the “Consolidated Derivative Action”) in New York State Supreme Court in Nassau County, ordering the Shakir Complaint as the operative complaint. On November 2, 2017, the parties agreed to stay the Consolidated Derivative Action. Co-Lead Plaintiffs requested leave to file an amended consolidated complaint, and on January 14, 2019, the Court partially lifted the stay, ordering Co-Lead Plaintiffs to file their amended complaint by March 7, 2019. Co-Lead Plaintiffs filed a Verified Amended Shareholder Derivative Complaint on March 7, 2019. The Court continued the stay pending a decision on Defendants’ motion to dismiss in the Consolidated Securities Action (referenced above). After the Court in the Consolidated Securities Action dismissed the Amended Complaint, the Court in the Consolidated Derivative Action ordered Co-Lead Plaintiffs to file a second amended complaint no later than July 8, 2019. Co-Lead Plaintiffs filed a Verified Second Amended Shareholder Derivative Complaint on July 8, 2019 (the “Second Amended Derivative Complaint”). Defendants moved to dismiss the Second Amended Derivative Complaint on August 7, 2019. Co-Lead Plaintiffs filed an opposition to Defendants’ motion to dismiss, and Defendants submitted a reply on September 20, 2019. On May 18, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Derivative Complaint. Plaintiffs did not file notice of appeal, and their time to do so has run. Accordingly, the Company considers this matter complete.

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

On April 6, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of the stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. This deadline was extended, and Defendants moved to dismiss the Consolidated Stockholder Class and Derivative Action Complaint on June 23, 2020, with Plaintiffs’ opposition due August 7, 2020. On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. The Board of Directors will evaluate the demand and determine what, if any, actions to take in response. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. The parties must provide the Court with an update on or before September 7, 2020.

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

21. DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2020 and 2018, we made contributions to the Plan of $2,464 and $1,371, respectively, including with respect to employees of Hain Pure Protein in 2018. There were no contributions made in fiscal 2019. In addition, while certain of our international subsidiaries maintain separate defined contribution plans for their employees, the amounts are not significant to the Company’s consolidated financial statements.

22. SEGMENT INFORMATION

Prior to July 1, 2019, the Company’s operations were managed in seven operating segments: the United States, United Kingdom, Tilda, Ella’s Kitchen UK, Europe, Canada and Hain Ventures. For segment reporting purposes, based on economic similarity as outlined within ASC 280, Segment Reporting, the Company elected to combine the United Kingdom, Tilda and Ella’s Kitchen UK operating segments into one reportable segment known as United Kingdom. Additionally, the Canada, Europe and Hain Ventures operating segments were combined as the Rest of World reportable segment. Separately, the United States operating segment comprised its own reportable segment.

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

Prior period segment information has been adjusted to reflect the Company’s new operating and reporting structure. Additionally, the Tilda operating segment was classified as discontinued operations as discussed in Note 5, Discontinued Operations and Assets Held for Sale. Segment information presented herein excludes the results of Tilda for all periods presented.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2020	2019	2018
Net Sales: (1)
North America	$1,171,478	$1,195,979	$1,295,413
International	882,425	908,627	970,257
	$2,053,903	$2,104,606	$2,265,670

Operating Income (Loss):
North America	$95,934	$32,682	$104,025
International	55,333	58,808	57,630
	151,267	91,490	161,655
Corporate and Other (2)	(95,225)	(123,983)	(74,985)
	$56,042	$(32,493)	$86,670

(1)One of our customers accounted for approximately 12%, 11%, and 11% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which were primarily related to the United States and United Kingdom operating segments. A second customer accounted for approximately, 9%, 10% and 12% of our consolidated net sales for the fiscal years ended June 30, 2020, 2019 and 2018, respectively, which were primarily related to the United States operating segment.

(2)For the fiscal year ended June 30, 2020, Corporate and Other included expenses of $32,664 related to Productivity and transformation costs and trade name impairment charges of $9,539 ($4,007 related to North America and $5,532 related to International), partially offset by a benefit of $2,962 of proceeds from insurance claim.

For the fiscal year ended June 30, 2019, Corporate and Other included $30,156 of Former Chief Executive Officer Succession Plan expense, net, $28,443 of Productivity and transformation costs and $4,334 of accounting review and remediation costs. Corporate and Other for the fiscal year ended June 30, 2019 also included trade name impairment charges of $17,900 ($15,113 related to North America and $2,787 related to International) and a $4,460 benefit for proceeds received in connection with an insurance recovery.

For the fiscal year ended June 30, 2018, Corporate and Other included $10,118 of Productivity and transformation costs and $9,293 of Accounting review and remediation costs, net of insurance proceeds. Corporate and Other for the fiscal year ended June 30, 2018 also included trade name impairment charges of $5,632 ($5,100 related to North America and $532 related to International).

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
Grocery	$1,423,761	$1,512,868	$1,650,336
Snacks	309,261	296,123	302,859
Personal Care	192,875	180,141	196,195
Tea	128,006	115,474	116,280
Total	$2,053,903	$2,104,606	$2,265,670

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2020	2019	2018
United States	$1,016,230	$1,052,930	$1,138,749
United Kingdom	650,416	704,524	762,706
All Other	387,257	347,152	364,215
Total	$2,053,903	$2,104,606	$2,265,670

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic region are as follows:

	Fiscal Year Ended June 30,
	2020	2019
United States	$115,211	$115,866
United Kingdom	136,845	132,876
All Other	78,815	87,277
Total	$330,871	$336,019

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the Company’s consolidated quarterly results of operations is as follows. The sum of the net income per share from continuing operations for each of the four quarters may not equal the net income per share for the full year, as presented, due to rounding.

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net sales	$511,746	$553,297	$506,784	$482,076
Gross profit	$129,937	$132,395	$105,607	$97,831
Operating income	$25,261	$19,135	$9,191	$2,455
Income (loss) before income taxes and equity in earnings of equity-method investees	$20,427	$15,358	$3,210	$(5,167)
Net income (loss) from continuing operations	$3,699	$25,036	$1,852	$(4,953)
Net loss from discontinued operations, net of tax	$(460)	$(697)	$(2,816)	$(102,068)
Net income (loss)	$3,239	$24,339	$(964)	$(107,021)
Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.04	$0.24	$0.02	$(0.05)
Basic net loss per common share from discontinued operations	$—	$(0.01)	$(0.03)	$(0.98)
Basic net income (loss) per common share	$0.04	$0.23	$(0.01)	$(1.03)
Diluted net income (loss) per common share from continuing operations	$0.04	$0.24	$0.02	$(0.05)
Diluted net loss per common share from discontinued operations	$—	$(0.01)	$(0.03)	$(0.98)
Diluted net income (loss) per common share	$0.04	$0.23	$(0.01)	$(1.03)

Net income from continuing operations in the quarter ended June 30, 2020 was impacted by a goodwill impairment charge of $394 relating to the Company’s anticipated divestiture of its Danival business and by $6,438 ($5,897 net of tax) of non-cash impairment charges primarily related to a write-down of building improvements, machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs, held for sale accounting of Danival and consolidation of certain office space and manufacturing facilities. The current period charge also includes $4,455 ($3,274 net of tax) of intangible impairment relating to the divestiture of certain brands.

Net income from continuing operations in the quarter ended March 31, 2020 was impacted by impairment charges of $7,650 ($5,706 net of tax) related to indefinite-lived intangible assets (trade names) and $5,875 ($5,265 net of tax) of non-cash impairment charges primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs. Additionally, in the quarter ended March 31, 2020, there was an inventory write-down of $1,362 ($1,005 net of tax) in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative. Net loss from discontinued operations in the quarter ended March 31, 2020 was impacted by a $540 ($362 net of tax) adjustment to the sale of Tilda entities relating to post-closing adjustments.

Net income from continuing operations in the quarter ended December 31, 2019 was impacted by impairment charges of $1,889 ($1,389 net of tax) related to indefinite-lived intangible assets (trade names) and an inventory write-down of $3,927 ($2,896 net of tax) in connection with the discontinuance of slow moving SKUs as part of a product rationalization initiative. Net loss from discontinued operations in the quarter ended December 31, 2019 was impacted by a $3,752 ($2,720 net of tax) adjustment to the sale of Tilda entities relating to post-closing adjustments.
Net loss from discontinued operations in the quarter ended September 30, 2019 was primarily impacted by a reclassification of $95,120 of cumulative translation losses from accumulated comprehensive loss to the Company’s results of the Tilda business’ discontinued operations. The expense for income taxes for the three months ended September 30, 2019 was impacted by $16,500 of tax related to the tax gain on the sale of the Tilda entities.

	Three Months Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net sales	$505,305	$547,257	$533,566	$518,478
Gross profit	$95,030	$113,208	$101,351	$88,908
Operating (loss) income	$(2,641)	$18,992	$(20,880)	$(27,964)
(Loss) income before income taxes and equity in earnings of equity-method investees	$(8,378)	$11,931	$(26,679)	$(32,878)
Net (loss) income from continuing operations	$(7,336)	$8,783	$(31,787)	$(23,087)
Net loss from discontinued operations, net of tax	$(6,215)	$(74,620)	$(34,714)	$(14,338)
Net loss	$(13,551)	$(65,837)	$(66,501)	$(37,425)
Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(0.07)	$0.08	$(0.31)	$(0.22)
Basic net loss per common share from discontinued operations	$(0.06)	$(0.72)	$(0.33)	$(0.14)
Basic net loss per common share	$(0.13)	$(0.63)	$(0.64)	$(0.36)
Diluted net (loss) income per common share from continuing operations	$(0.07)	$0.08	$(0.31)	$(0.22)
Diluted net loss per common share from discontinued operations	$(0.06)	$(0.72)	$(0.33)	$(0.14)
Diluted net loss per common share	$(0.13)	$(0.63)	$(0.64)	$(0.36)

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

Net loss from discontinued operations in the quarter ended March 31, 2019 included a pre-tax loss on sale on the disposition of the Plainville Farms business of $40,223 ($29,511 net of tax) to write down the assets and liabilities to the final sales price less costs to sell and asset impairments of $51,348 ($37,532 net of tax), each as a component of net loss on discontinued operations, net of tax.

The quarter ended December 31, 2018 was impacted by $10,148 ($7,484 net of tax) of Former Chief Executive Officer Succession Plan expense, net, $920 ($678 net of tax) related to professional fees associated with our internal accounting review and the independent review by the Audit Committee and other related matters, impairment charges of $17,900 ($13,374 net of tax) related to indefinite-lived intangible assets (trade names) and asset impairment charges in discontinued operations of $54,946 ($40,314 net of tax).

The quarter ended September 30, 2018 was impacted by $19,553 ($14,420 net of tax) of Former Chief Executive Officer Succession Plan expense, net, $3,414 ($2,518 net of tax) related to professional fees associated with our internal accounting review and the independent review by the Audit Committee and other related matters, $4,243 ($3,436 net of tax) primarily related to the closure of a manufacturing facility of fruit-based products in the United Kingdom and asset impairment charges in discontinued operations of $2,958 ($2,170 net of tax).
24. RELATED PARTY TRANSACTIONS

A member of our Board of Directors is also the chair of the board of one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $19,551, $21,633 and $22,400 in fiscal years 2020, 2019 and 2018, respectively, to the supplier and affiliated entities.

A former member of our Board of Directors is a partner in a law firm which provides legal services to the Company. The Company incurred expenses of $4,242, $2,592 and $1,700 in fiscal years 2020, 2019 and 2018, respectively, to the law firm and affiliated entities. The director resigned from the Board in February 2020.

25. SUBSEQUENT EVENT

On July 21, 2020, the Company completed the sale of the Danival business. As of June 30, 2020, all assets and liabilities related to Danival were classified as held for sale within the Company’s Consolidated Balance Sheet. See Note 5, Discontinued Operations and Assets Held for Sale, for additional information on the transaction.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of June 30, 2020.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of June 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited The Hain Celestial Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated August 25, 2020 expressed an unqualified opinion thereon.

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

August 25, 2020

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020.

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

         Report of Independent Registered Public Accounting Firm
         Consolidated Balance Sheets - June 30, 2020 and 2019
         Consolidated Statements of Operations - Fiscal Years ended June 30, 2020, 2019 and 2018
         Consolidated Statements of Comprehensive (Loss) Income - Fiscal Years ended June 30, 2020, 2019 and 2018
         Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2020, 2019 and 2018
         Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2020, 2019 and 2018
         Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.  All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2020
Allowance for doubtful accounts	$588	$454	$—	$(404)	$638
Valuation allowance for deferred tax assets	$34,912	$7,391	$—	$(362)	$41,941

Fiscal Year Ended June 30, 2019
Allowance for doubtful accounts	$2,086	$553	$(1,016)	$(1,035)	$588
Valuation allowance for deferred tax assets	$20,831	$17,773	$—	$(3,692)	$34,912

Fiscal Year Ended June 30, 2018
Allowance for doubtful accounts	$1,447	$1,880	$49	$(1,290)	$2,086
Valuation allowance for deferred tax assets	$20,712	$1,251	$—	$(1,132)	$20,831
Amounts above are inclusive of our Tilda and Hain Pure Protein reporting segments classified as discontinued operations

(i)Represents the allowance for doubtful accounts of the business acquired or disposed of during the fiscal year
(ii)Amounts written off and changes in exchange rates

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

4.2
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

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

10.1.14
Third Amendment to Third Amended and Restated Credit Agreement, dated May 8, 2019, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019).

10.1.5
Fourth Amendment to Third Amended and Restated Credit Agreement, dated November 6, 2019, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, filed with the SEC on February 6, 2020).

10.1.6
Security and Pledge Agreement, dated May 8, 2019, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2019).

10.2.1*
The Hain Group, Inc. Amended and Restated Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.2.2*
Form of Restricted Stock Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.2.3*
Form of Notice of Grant of Restricted Stock Award under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2008).

10.2.4*
Form of Performance Units Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (2019-2021 Long Term Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.2.5*	Form of Restricted Share Units Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan.

10.2.6*	Form of Notice of Grant of Restricted Share Units under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan.

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

10.4.2*
Form of Performance Units Agreement under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.4.3*	Form of Restricted Share Units Agreement under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program.

10.4.4*	Form of Notice of Grant of Restricted Share Units under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program.

10.5*
The Hain Celestial Group, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019).

10.6*
Employment Agreement, dated as of October 26, 2018, by and between the Company and Mark L. Schiller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018).

10.7*
Offer Letter, dated October 31, 2019, between the Company and Javier H. Idrovo (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, filed with the SEC on February 6, 2020).

10.8*
Offer Letter, dated January 3, 2019, between the Company and Christopher Boever (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.9*	Offer Letter, dated April 13, 2019, between the Company and Jeryl Wolfe.

10.10*
Succession Agreement dated as of June 24, 2018, by and between the Company and Irwin D. Simon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018).

10.11*
Separation Agreement, dated August 30, 2019, between the Company and Denise Faltischek (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, filed with the SEC on November 7, 2019).

10.12*
Separation Agreement, dated as of December 31, 2019, between the Company and James M. Langrock (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, filed with the SEC on February 6, 2020).

10.13*
Separation Agreement, dated as of February 7, 2020, between the Company and Kevin McGahren (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 7, 2020).

10.14*
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.15*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 7, 2020).

10.16*
Form of Confidentiality, Non-Interference, and Invention Assignment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	32.2 Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	August 25, 2020	/s/ Mark L. Schiller
Mark L. Schiller, President, Chief Executive Officer and Director

Date:	August 25, 2020	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Schiller	President, Chief Executive Officer and Director	August 25, 2020
Mark L. Schiller

/s/ Javier H. Idrovo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 25, 2020
Javier H. Idrovo

/s/ Dean Hollis	Chair of the Board	August 25, 2020
Dean Hollis

/s/ Richard A. Beck	Director	August 25, 2020
Richard A. Beck

/s/ Celeste A. Clark	Director	August 25, 2020
Celeste A. Clark

/s/ Shervin J. Korangy	Director	August 25, 2020
Shervin J. Korangy

/s/ Michael B. Sims	Director	August 25, 2020
Michael B. Sims

/s/ Glenn W. Welling	Director	August 25, 2020
Glenn W. Welling

/s/ Dawn M. Zier	Director	August 25, 2020
Dawn M. Zier