Form 10-Q
period 2020-09-30
HAIN CELESTIAL GROUP INC
filed 2020-11-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐    No  ☒

As of November 2, 2020, there were 100,637,458 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, challenges and uncertainty resulting from the COVID-19 pandemic, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, the United Kingdom's exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to implement cost savings initiatives, the impact of our debt covenants, the potential discontinuation of LIBOR, our ability to manage our financial reporting and internal control system processes, potential liabilities due to legal claims, government investigations and other regulatory enforcement actions, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under the heading “Risk Factors”, and Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2020 AND JUNE 30, 2020
(In thousands, except par values)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$27,523	$37,771
Accounts receivable, less allowance for doubtful accounts of $1,189 and $638, respectively	166,086	170,969
Inventories	292,968	248,170
Prepaid expenses and other current assets	55,151	95,690
Assets held for sale	71,023	8,334
Total current assets	612,751	560,934
Property, plant and equipment, net	275,708	289,256
Goodwill	860,347	861,958
Trademarks and other intangible assets, net	319,760	346,462
Investments and joint ventures	17,899	17,439
Operating lease right-of-use assets	89,397	88,165
Other assets	23,872	24,238
Total assets	$2,199,734	$2,188,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,997	$171,009
Accrued expenses and other current liabilities	117,352	124,045
Current portion of long-term debt	445	1,656
Liabilities related to assets held for sale	26,209	3,567
Total current liabilities	329,003	300,277
Long-term debt, less current portion	289,042	281,118
Deferred income taxes	30,985	51,849
Operating lease liabilities, noncurrent portion	82,962	82,962
Other noncurrent liabilities	31,161	28,692
Total liabilities	763,153	744,898
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,177 and 109,123 shares, respectively; outstanding:100,638 and 101,885 shares, respectively	1,093	1,092
Additional paid-in capital	1,176,241	1,171,875
Retained earnings	614,346	614,171
Accumulated other comprehensive loss	(140,387)	(171,392)
	1,651,293	1,615,746
Less: Treasury stock, at cost, 8,539 and 7,238 shares, respectively	(214,712)	(172,192)
Total stockholders’ equity	1,436,581	1,443,554
Total liabilities and stockholders’ equity	$2,199,734	$2,188,452
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2019
Net sales	$498,627	$482,076
Cost of sales	379,463	384,245
Gross profit	119,164	97,831
Selling, general and administrative expenses	79,152	80,680
Amortization of acquired intangible assets	2,433	3,083
Productivity and transformation costs	1,802	14,175
Proceeds from insurance claim	—	(2,562)
Long-lived asset impairment	32,497	—
Operating income	3,280	2,455
Interest and other financing expense, net	2,453	6,294
Other (income) expense, net	(1,373)	1,328
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	2,200	(5,167)
Provision (benefit) for income taxes	12,962	(531)
Equity in net loss of equity-method investees	19	317
Net loss from continuing operations	$(10,781)	$(4,953)
Net income (loss) from discontinued operations, net of tax	11,266	(102,068)
Net income (loss)	$485	$(107,021)

Net (loss) income per common share:
Basic net loss per common share from continuing operations	$(0.11)	$(0.05)
Basic net income (loss) per common share from discontinued operations	0.11	(0.98)
Basic net loss per common share	$—	$(1.03)

Diluted net loss per common share from continuing operations	$(0.11)	$(0.05)
Diluted net income (loss) per common share from discontinued operations	0.11	(0.98)
Diluted net loss per common share	$—	$(1.03)

Shares used in the calculation of net (loss) income per common share:
Basic	101,558	104,225
Diluted	101,558	104,225

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)

	Three Months Ended
	September 30, 2020			September 30, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$485			$(107,021)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$33,957	$—	$33,957	$(38,942)	$—	$(38,942)
Reclassification of currency translation adjustment included in Net loss from discontinued operations, net of tax	—	—	—	95,120	—	95,120
Change in deferred gains (losses) on cash flow hedging instruments	50	(10)	40	(78)	10	(68)
Change in deferred gains (losses) on net investment hedging instruments	(3,787)	795	(2,992)	—	—	—
Total other comprehensive income	$30,220	$785	$31,005	$56,100	$10	$56,110

Total comprehensive income (loss)			$31,490			$(50,911)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-13				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(468)		(468)
Repurchases of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$485	$(107,021)
Net income (loss) from discontinued operations	11,266	(102,068)
Net loss from continuing operations	(10,781)	(4,953)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	13,761	13,923
Deferred income taxes	(930)	(4,404)
Equity in net loss of equity-method investees	19	317
Stock-based compensation, net	4,367	2,737
Long-lived asset impairment	32,497	—
Other non-cash items, net	(1,667)	1,764
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(3,575)	(853)
Inventories	(44,962)	(5,507)
Other current assets	37,869	14,223
Other assets and liabilities	(1,541)	144
Accounts payable and accrued expenses	15,612	(20,972)
Net cash provided by (used in) operating activities from continuing operations	40,669	(3,581)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,155)	(13,164)
Proceeds from sale of businesses and other	4,427	—
Net cash used in investing activities from continuing operations	(7,728)	(13,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	55,000	80,000
Repayments under bank revolving credit facility	(47,000)	(178,500)
Repayments under term loan	—	(206,250)
Proceeds from discontinued operations entities	—	312,195
(Repayments) borrowings of other debt, net	(1,439)	9
Share repurchases	(42,052)	—
Shares withheld for payment of employee payroll taxes	(468)	(312)
Net cash (used in) provided by financing activities from continuing operations	(35,959)	7,142
Effect of exchange rate changes on cash from continuing operations	2,500	(892)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	—	(8,026)
Cash provided by investing activities	—	306,420
Cash used in financing activities	—	(306,366)
Effect of exchange rate changes on cash from discontinued operations	—	(537)
Net cash flows used in discontinued operations	—	(8,509)
Net decrease in cash and cash equivalents	(518)	(19,004)
Cash and cash equivalents at beginning of period	37,771	39,526
Cash and cash equivalents at end of period	$37,253	$20,522

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(In thousands)

Cash and cash equivalents included in the line item Assets held for sale on the Consolidated Balance Sheet as shown below, represents amounts included within held for sale accounting related to the sale of the Company's United Kingdom's fruit business, the Orchard House Foods Limited business and associated brands.

	Three Months Ended September 30,
	2020	2019
Cash and cash equivalents	$27,523	$20,522
Cash and cash equivalents classified in assets held for sale	9,730	—
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$37,253	$20,522

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Orchard House®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

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

•The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

•The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. More recently, the Company divested its Danival® business in July 2020. Additionally, in the first quarter of fiscal 2021, the Company began to actively market the sale of the United Kingdom's fruit business, the Orchard House® Foods Limited business and associated brands, and thus, its assets and liabilities are classified as held for sale in the Company's Consolidated Balance Sheet as of September 30, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, for additional information and discussion of this planned divestiture.

Productivity and Transformation Costs
In fiscal 2019, the Company announced a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. In addition, during fiscal 2021, the Company initiated cost reduction programs for its international businesses in the United Kingdom and Europe. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results, and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 4, Assets Held for Sale and Discontinued Operations, for additional information.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2020 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2020 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Valuation of Accounts Receivable

The Company maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the Consolidated Balance Sheets. Effective July 1, 2020, collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with Accounting Standards Codification ("ASC") Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions in the Consolidated Statements of Operations.
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The ASU applies to trade and other receivables recorded on the Consolidated Balance Sheets. The Company adopted the standard on July 1, 2020 using the modified retrospective transition method, recognizing an adjustment to beginning retained earnings of $310 reflecting the cumulative impact of adoption. The adoption did not materially impact our results of operations or financial position, and as a result, comparisons between periods were not materially affected by the adoption of ASU 2016-13.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test that requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2017-04 on July 1, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurement by removing, modifying or adding certain disclosures. The new guidance is effective for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years. The Company adopted ASU 2018-13 on July 1, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amended guidance is effective for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years. The Company adopted ASU 2018-15 on July 1, 2020, and the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2020	2019
Numerator:
Net loss from continuing operations	$(10,781)	$(4,953)
Net income (loss) from discontinued operations	11,266	(102,068)
Net income (loss)	$485	$(107,021)

Denominator:
Basic weighted average shares outstanding	101,558	104,225
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	—
Diluted weighted average shares outstanding	101,558	104,225
Basic net (loss) income per common share:
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	0.11	(0.98)
Basic net loss per common share	$—	$(1.03)
Diluted net (loss) income per common share:
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	0.11	(0.98)
Diluted net loss per common share	$—	$(1.03)

Basic net (loss) income per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net loss in the three months ended September 30, 2020 and 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in the period.

There were 440 and 786 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the three months ended September 30, 2020 and 2019, respectively, as such awards were anti-dilutive. Additionally, there were 2,548 and 2,910 stock-based awards excluded for the three months ended September 30, 2020 and 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2020, the Company repurchased 1,281 shares under the repurchase program for a total of $42,027, excluding commissions, at an average price of $32.81 per share. As of September 30, 2020, the Company had $147,803 of remaining authorization under the share repurchase program.

4.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

Fruit

In August 2020, the Company’s Board of Directors approved a plan to sell the operations of its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House Foods Limited business and associated brands. This decision supports the Company's overall strategy as the Fruit business does not align and has limited synergies with the rest of the Company's businesses. Fruit operates out of the United Kingdom and is part of the Company's International reportable segment, comprising 7.8% and 11.3% of the Company's net sales during the three months ended September 30, 2020 and 2019, respectively. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale during the quarter ended September 30, 2020, recognizing a pre-tax non-cash loss of $32,497 to reduce the carrying value to its estimated fair value, less costs to sell.

The assets and liabilities of the Fruit business classified as held for sale in the Company's Consolidated Balance Sheets consisted of the following:

September 30,
2020
ASSETS
Cash and cash equivalents	$9,730
Accounts receivable, less allowance for doubtful accounts	13,873
Inventories	3,990
Prepaid expenses and other current assets	3,609
Property, plant and equipment, net	23,060
Goodwill	13,486
Other intangible assets, net	32,806
Operating lease right-of-use assets	2,765
Allowance for reduction of assets held for sale	(32,296)
Assets held for sale	$71,023
LIABILITIES
Accounts payable	$10,810
Accrued expenses and other current liabilities	4,631
Operating lease liabilities	2,591
Deferred tax liabilities	6,633
Other liabilities	1,544
Liabilities related to assets held for sale	$26,209

Danival

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, a component of the International reportable segment, and the transaction closed on July 21, 2020. As of June 30, 2020, the Company determined the held for sale criteria was met, resulting in assets held for sale of $8,334 and related liabilities held for sale of $3,567 being included in the Company's Consolidated Balance Sheet as of June 30, 2020. These assets and liabilities were previously presented within Prepaid and other current assets and Accrued expenses and other liabilities, respectively, in the Form 10-K and have been reclassified to conform to current year presentation. The Company deconsolidated the net assets of the Danival business upon closing of sale during the quarter ended September 30, 2020.

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

The Company also entered into certain ancillary agreements with the Purchaser and certain of the Tilda Group Entities in connection with the Sale and Purchase Agreement, including a transitional services agreement (the "TSA") pursuant to which the Company and the Purchaser provided transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities transferred certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries. Additionally, the Company distributed certain Tilda products in the United States, Canada and Europe through the expiration of the TSA, which expired during the second quarter of fiscal 2020.

The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

The following table presents the major classes of Tilda’s results within “Net income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended September 30,
	2020	2019
Net sales	$—	$27,732
Cost of sales	—	24,152
Gross profit	—	3,580
Selling, general and administrative expense	—	4,939
Other expense	75	348
Interest expense(1)	—	2,432
Translation loss(2)	—	95,120
Gain on sale of discontinued operations	—	(13,922)
Net loss from discontinued operations before income taxes	(75)	(85,337)
(Benefit) provision for income taxes(3)	(11,331)	15,700
Net income (loss) from discontinued operations, net of tax	$11,256	$(101,037)

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes $11,331 of tax benefit related to the legal entity reorganization and $16,500 of tax expense related to the tax gain on the sale of Tilda for the three months ended September 30, 2020 and 2019, respectively.

There were no assets or liabilities from discontinued operations associated with Tilda as of September 30, 2020 or June 30, 2020.

Sale of Hain Pure Protein Reportable Segment

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation ("HPPC") operating segment, which included the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment.

Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods.
Sale of Plainville Farms Business ("Plainville")

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for Plainville (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of Plainville as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expired nineteen months after issuance, during the first quarter of fiscal 2021. The Company was entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of Plainville occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At September 30, 2020, the Company had not recorded an asset associated with the earnout.
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
The following table presents the major classes of Hain Pure Protein’s results within “Net loss from discontinued operations, net of tax” in our Consolidated Statements of Operations:

	Three Months Ended September 30,
	2020	2019
Net sales	$—	$—
Cost of sales	—	—
Gross profit (loss)	—	—
Selling, general and administrative expense	—	—
Asset impairments	—	—
Other expense	(10)	—
Loss on sale of discontinued operations(1)	—	1,424
Net income (loss) from discontinued operations before income taxes	10	(1,424)
Benefit for income taxes	—	(393)
Net income (loss) from discontinued operations, net of tax	$10	$(1,031)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein at September 30, 2020 or June 30, 2020.

5.    INVENTORIES

Inventories consisted of the following:

	September 30, 2020	June 30, 2020
Finished goods	$192,470	$158,162
Raw materials, work-in-progress and packaging	100,498	90,008
	$292,968	$248,170

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. During the three months ended September 30, 2020 and the fiscal year ended June 30, 2020, the Company recorded inventory write-downs of $204 and $4,175, respectively, primarily related to the discontinuance of slow moving SKUs as part of product rationalization initiatives.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2020	June 30, 2020
Land	$14,162	$13,866
Buildings and improvements	69,246	74,325
Machinery and equipment	284,048	288,466
Computer hardware and software	58,320	60,391
Furniture and fixtures	21,095	20,044
Leasehold improvements	39,139	40,876
Construction in progress	19,295	16,489
	505,305	514,457
Less: accumulated depreciation and amortization	229,597	225,201
	$275,708	$289,256

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $9,703 and $7,705, respectively.

In the three months ended September 30, 2020, the Company reclassified $23,060 of Property, plant and equipment, net to Assets held for sale as part of the held for sale accounting related to the Company's Fruit business (see Note 4, Assets Held for Sale and Discontinued Operations, for more information related to the held for sale assets). There were no impairment charges recorded in the three months ended September 30, 2019.

7.    LEASES
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
The components of lease expenses for the three months ended September 30, 2020 were as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Operating lease expenses	$3,956	$4,689
Finance lease expenses	185	301
Variable lease expenses	866	859
Short-term lease expenses	555	440
Total lease expenses	$5,562	$6,289

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2020	June 30, 2020
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets	$89,397	$88,165
Operating lease ROU assets, net	Assets held for sale	2,765	—
Finance lease ROU assets, net	Property, plant and equipment, net	435	691
Total leased assets		$92,597	$88,856

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,146	$12,338
Operating	Liabilities related to assets held for sale	2,591	—
Finance	Current portion of long-term debt	228	308
Non-current
Operating	Operating lease liabilities, noncurrent portion	82,962	82,962
Finance	Long-term debt, less current portion	210	316
Total lease liabilities		$99,137	$95,924

Additional information related to leases is as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,359	$3,735
Operating cash flows from finance leases	$3	$6
Financing cash flows from finance leases	$85	$119
ROU assets obtained in exchange for lease obligations (a):
Operating leases	$7,766	$86,213
Finance leases	$15	$948
Weighted average remaining lease term:
Operating leases	10.1 years	8.9 years
Finance leases	2.1 years	2.3 years
Weighted average discount rate:
Operating leases	3.0%	3.2%
Finance leases	2.6%	2.2%

(a) ROU assets obtained in exchange for lease obligations includes leases which commenced, were modified or terminated. The three months ended September 30, 2019 also includes $87,414 relating to the impact of the adoption of ASU 2016-02 effective July 1, 2019.

Maturities of lease liabilities as of September 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021 (remainder of year)	$10,570	$173	$10,743
2022	14,399	195	14,594
2023	13,460	82	13,542
2024	11,539	—	11,539
2025	10,162	—	10,162
Thereafter	57,367	—	57,367
Total lease payments	117,497	450	117,947
Less: Imputed interest	18,798	12	18,810
Total lease liabilities	$98,699	$438	$99,137

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021	$14,781	$308	$15,089
2022	13,798	205	14,003
2023	12,833	95	12,928
2024	10,941	18	10,959
2025	9,521	6	9,527
Thereafter	51,545	—	51,545
Total lease payments	113,419	632	114,051
Less: Imputed interest	18,119	8	18,127
Total lease liabilities	$95,300	$624	$95,924

At September 30, 2020, the Company had an operating lease that had not yet commenced. Obligations under this lease are approximately $6,095, and the lease is expected to commence during the fiscal year ending June 30, 2021 with a lease term of 10 years, excluding renewal options.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2020 (a)	$606,055	$255,903	$861,958
Reclassification of goodwill to Assets held for sale	—	(13,486)	(13,486)
Translation and other adjustments, net	540	11,335	11,875
Balance as of September 30, 2020 (a)	$606,595	$253,752	$860,347

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

During the three months ended September 30, 2020, operations of the United Kingdom's Fruit business, a part of the International reportable segment, have been classified as held for sale and therefore, goodwill associated with Fruit was reclassified to Assets held for sale within the Consolidated Balance Sheet as of September 30, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, for more information.

The Fruit business was a component of the Company's Hain Daniels reporting unit prior to being classified as held for sale. The decision to sell the business was a triggering event requiring an interim goodwill impairment test for the Hain Daniels reporting unit. No impairment was recorded in the three months ended September 30, 2020.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2020	June 30, 2020
Non-amortized intangible assets:
Trademarks and tradenames (a)	$274,196	$278,103
Amortized intangible assets:
Other intangibles	148,212	184,854
Less: accumulated amortization	(102,648)	(116,495)
Net carrying amount	$319,760	$346,462

(a) The gross carrying value of trademarks and tradenames is reflected net of $93,273 of accumulated impairment charges as of both September 30, 2020 and June 30, 2020.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2020 or 2019.

During the three months ended September 30, 2020, $32,806 of customer relationship assets were reclassified to Assets held for sale in relation to the held for sale classification of the Fruit business.

During the three months ended September 30, 2020, the Company reclassified certain of its indefinite-lived intangible assets consisting of trademarks and tradenames to definite-lived intangible assets and began amortization of these assets. The annualized amortization expense of these assets is $914 and will amortize over an estimated useful life of 10 years.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and trademarks and tradenames and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended September 30,
	2020	2019
Amortization of acquired intangibles	$2,433	$3,083

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2020	June 30, 2020
Revolving credit facility	$288,000	$280,000
Other borrowings	1,487	2,774
	289,487	282,774
Short-term borrowings and current portion of long-term debt	445	1,656
Long-term debt, less current portion	$289,042	$281,118

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2020, there were $288,000 of borrowings outstanding under the revolving credit facility and $9,698 letters of credit outstanding under the Credit Agreement. In the three months ended September 30, 2019, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statements of Operations.

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

As of September 30, 2020, $702,302 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at September 30, 2020 was 1.52%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

10.    INCOME TAXES

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

The effective income tax rate from continuing operations was expense of 589.2% and a benefit of 10.3% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate from continuing operations for the period ended September 30, 2020 was impacted by various discrete items including the tax impact of the United Kingdom Fruit business reserve, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. In addition, the effective income tax rates from continuing operations for the three months ended September 30, 2020 and 2019 were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income ("GILTI") and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

In August 2020, the Company received $25,033 including $1,227 of interest from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") refund claim filed in July 2020. The remaining receivable balance of $28,694 is included in Prepaid expenses and other current assets as of September 30, 2020.

The income tax benefit from discontinued operations was $11,331 for the three months ended September 30, 2020, while the income tax expense from discontinued operations was $15,307 for the three months ended September 30, 2019. The benefit for income tax for the three months ended September 30, 2020 was impacted by a legal entity reorganization allowing the Company to reduce the U.S. GILTI tax impact on the sale of the Tilda entities. The expense from income taxes for the three months ended September 30, 2019 was impacted by $16,500 of tax related to the tax gain on the sale of the Tilda entities.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss:

	Three Months Ended September 30,
	2020	2019
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$32,776	$(38,942)
Amounts reclassified into income (2)	1,181	95,120
Deferred gains (losses) on cash flow hedging instruments:
Other comprehensive loss before reclassifications	(883)	—
Amounts reclassified into income (3)	923	(68)
Deferred gains (losses) on net investment hedging instruments:
Other comprehensive loss before reclassifications	(2,890)	—
Amounts reclassified into income (3)	(102)	—
Net change in accumulated other comprehensive loss	$31,005	$56,110

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were net losses of $0 and $863 for the three months ended September 30, 2020 and 2019, respectively.
(2) Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. During the three months ended September 30, 2020, the Company reclassified $1,181 of translation losses from accumulated comprehensive loss to Other (income) expense, net on the Consolidated Statement of Operations. At the completion of the sale of Tilda, the Company reclassified $95,120 of translation losses from accumulated comprehensive loss to the Company’s results of discontinued operations.
(3) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three months ended September 30, 2020 and 2019.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the "Stock Award Plans". In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program”) that provides for performance and market equity awards that can be earned over defined performance periods. The Company's plans are described in Note 15, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2020	2019
Selling, general and administrative expense	$4,367	$2,737
Discontinued operations	—	544
Total compensation cost recognized for stock-based compensation plans	$4,367	$3,281
Related income tax benefit	$807	$373

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the three months ended September 30, 2020 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2020	2,049	$15.85
Granted	133	$33.14
Vested	(44)	$24.11
Forfeited	(49)	$14.18
Non-vested RSAs, RSUs and PSUs outstanding at September 30, 2020	2,089	$16.79

At September 30, 2020 and June 30, 2020, the table above includes a total of 1,321 and 1,384 shares (including an inducement grant of 350 shares made to our CEO as previously disclosed), respectively, that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 300% of target. Vested shares during the current period include a total of 20 shares under the 2018-2020 LTIP that actually vested at 150% of target based on achievement of the maximum relative TSR target.

	Three Months Ended September 30,
	2020	2019
Fair value of RSAs, RSUs and PSUs granted	$4,398	$59
Fair value of shares vested	$1,056	$770
Tax benefit recognized from restricted shares vesting	$152	$59

At September 30, 2020, there was $18,677 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At September 30, 2020 and June 30, 2020, the carrying value of the Company’s investment in Chop’t was $12,465 and $12,793, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited (“HHO”) with Hutchison China Meditech Ltd., a joint venture accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd. with Future Consumer Ltd, a joint venture accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, for which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $5,434 and $4,646 as of September 30, 2020 and June 30, 2020, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7	$7	$—	$—
Derivative financial instruments	885	—	885	—
Equity investment	512	512	—	—
Total	$1,404	$519	$885	$—
Liabilities:
Derivative financial instruments	$11,232	$—	$11,232	$—
Total	$11,232	$—	$11,232	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7	$7	$—	$—
Derivative financial instruments	1,014	—	1,014	—
Equity investment	562	562	—	—
Total	$1,583	$569	$1,014	$—
Liabilities:
Derivative financial instruments	$6,405	$—	$6,405	$—
Total	$6,405	$—	$6,405	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2020 or 2019.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (see Note 9, Debt and Borrowings).

In addition to the instruments named above, the Company makes fair value measurements in connection with its assets and liabilities classified as held for sale related to the Fruit and Danival businesses as of September 30, 2020 and June 30, 2020, respectively, as these balances represent the estimated fair value, less costs to sell. The Company also makes fair value measurements in connection with its interim and annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy (See Note 8, Goodwill and Other Intangible Assets).

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

In accordance with the provisions of ASC 820, Fair Value Measurements, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of the Company’s derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of September 30, 2020 and June 30, 2020 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of September 30, 2020 and June 30, 2020. These estimates are not necessarily indicative of the amounts we could ultimately realize.

15.    DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s receivables and borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining nine months of fiscal 2021, the Company estimates that an additional $211 will be reclassified as an increase to interest expense.

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	4	$230,000

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. Dollar. The Company uses foreign currency derivatives including cross-currency swaps to manage its exposure to fluctuations in the USD-EUR exchange rates. Cross-currency swaps involve exchanging fixed-rate interest payments for fixed-rate interest receipts, both of which will occur at the USD-EUR forward exchange rates in effect upon entering into the instrument. The Company, at times, also uses forward contracts to manage its exposure to fluctuations in the GBP-EUR exchange rates. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2021, the Company estimates that an additional $123 relating to cross-currency swaps will be reclassified as an increase to interest income.

As of September 30, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

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

As of September 30, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of September 30, 2020, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships consisting of foreign currency forward contracts with a notional amount of $24,734.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$737
Cross-currency swaps	Prepaid expenses and other current assets	674	Other noncurrent liabilities	10,407
Total derivatives designated as hedging instruments		674		11,144

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	211	Accrued expenses and other current liabilities	88
Total derivative instruments		$885		$11,232

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

The following table presents the pre-tax effect of cash flow hedge accounting on Accumulated other comprehensive loss as of September 30, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain (Loss) Reclassified from Accumulated OCL into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Interest rate swaps	$61	$—	Interest and other financing expense, net	$(58)	$—
Cross-currency swaps	(1,177)	—	Interest and other financing expense, net / Other expense (income), net	(1,183)	—
Foreign currency forward contracts	(2)	(6)	Cost of sales	73	78
Total	$(1,118)	$(6)		$(1,168)	$78

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of September 30, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from accumulated OCL into income	$—	$(58)	$—	$—	$—	$—
Cross-currency swaps
Amount of gain (loss) reclassified from accumulated OCL into income	$—	$41	$(1,224)	$—	$—	$—
Foreign currency forward contracts
Amount of gain (loss) reclassified from accumulated OCL into income	$73	$—	$—	$78	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the Consolidated Statements of Operations as of September 30, 2020 and 2019:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Cross-currency swaps	$(3,658)	$—	Interest and other financing expense, net	$129	$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations as of September 30, 2020 and 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2020	2019
Foreign currency forward contracts	Other expense (income), net	$124	$(169)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

16.    TERMINATION BENEFITS RELATED TO PRODUCTIVITY AND TRANSFORMATION INITIATIVES

As a part of the ongoing productivity and transformation initiatives related to the Company’s strategic objective to expand profit margins and cash flow, the Company initiated a reduction in workforce at targeted locations in the United States as well as at certain locations internationally. The reduction in workforce associated with these initiatives are expected to result in charges throughout fiscal 2021.

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of September 30, 2020:

	Balance at June 30, 2020	Charges (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at September 30, 2020
Termination benefits and personnel realignment	$11,541	$352	$(4,735)	$100	$7,258

The liability balance as of September 30, 2020 and June 30, 2020 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants' opposition brief is due on November 17, 2020.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the Court that Plaintiffs are in the process of evaluating the rejection of the demand, seeking certain additional information and assessing next steps and requested that the Court extend the stay for an additional 30 days, to on or around December 7, 2020.

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

18.    SEGMENT INFORMATION

In accordance with ASC 280, Segment Reporting, the Company, based on economic similarity, defines its operating segments as the following five segments: the United States, United Kingdom (Hain Daniels), Ella's Kitchen UK, Europe and Canada. Similarly, under the same guidance, the Company operates under two reportable segments: North America and International.

Net sales and operating income are the primary measures used by the Company’s chief operating decision maker ("CODM") to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s CEO. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in Corporate and Other. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Productivity and transformation costs are included in Corporate and Other. Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2020	2019
Net Sales:
North America	$280,668	$271,701
International	217,959	210,375
	$498,627	$482,076

Operating Income (Loss):
North America	$33,256	$15,132
International	(15,889)	9,107
	17,367	24,239
Corporate and Other (a)	(14,087)	(21,784)
	$3,280	$2,455

(a) In addition to general Corporate and Other expenses as described above, for the three months ended September 30, 2020, Corporate and Other includes $803 of Productivity and transformation costs. For the three months ended September 30, 2019, Corporate and Other includes $10,735 of Productivity and transformation costs, partially offset by a benefit of $2,562 of proceeds from insurance claim.

The Company's net sales by product category are as follows:

	Three Months Ended September 30,
	2020	2019
Grocery	$343,749	$349,802
Snacks	81,159	76,399
Personal Care	48,982	34,437
Tea	24,737	21,438
Total	$498,627	$482,076

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended September 30,
	2020	2019
United States	$239,717	$236,334
United Kingdom	157,169	161,581
All Other	101,741	84,161
Total	$498,627	$482,076

The Company’s long-lived assets, which primarily represent net property, plant and equipment, operating lease right-of-use assets and noncurrent other assets by geographic area were as follows:

	September 30, 2020	June 30, 2020
United States	$150,573	$146,633
United Kingdom	156,530	149,943
All Other	107,625	105,303
Total	$414,728	$401,879

19.    RELATED PARTY TRANSACTIONS

The non-employee chair of the Company's Board of Directors is also the chair of the board of one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $4,810 and $5,163 in the three months ended September 30, 2020 and 2019, respectively, to the supplier and affiliated entities.

A former member of the Company's Board of Directors is a partner in a law firm which provides legal services to the Company. During the time the director was a member of the Company's Board of Directors, the Company incurred expenses of $440 and $743 in the three months ended September 30, 2020 and 2019, respectively, to the law firm and affiliated entities. The director resigned from the Board in February 2020.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2020 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet — To Create and Inspire A Healthier Way of LifeTM and be the leading marketer, manufacturer and seller of organic and natural products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes and sells organic and natural products under brand names providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale's®, Garden of Eatin'®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Orchard House®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Sunripe®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

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

•The Company’s “Get Bigger” brands represent its strongest brands with higher margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

•The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. More recently, the Company divested its Danival® business in July 2020. Additionally, in the first quarter of fiscal 2021, the Company began to actively market the sale of the United Kingdom's fruit business, the Orchard House® Foods Limited business and associated brands, and thus, its assets and liabilities are classified as held for sale in the Company's Consolidated Balance Sheet as of September 30, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information and discussion of this planned divestiture.

COVID-19

The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we are committed to supporting the global response to the crisis. We are proud of our employees who are giving extraordinary effort under difficult circumstances to ensure that we can supply the products our consumers depend on. We have been pleased with our preparation and efforts through the pandemic and believe we are well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. To date, we have successfully implemented contingency plans overseen by crisis management teams to monitor the evolving needs of our business. While we have managed the pandemic well with minimal disruption to our business thus far, the impact of the pandemic on our future consolidated results of operations is uncertain.

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

Manufacturing Facilities and Supply Chain Challenges

We continue to monitor and comply with all applicable government orders, as some of the jurisdictions in which we do business begin to introduce new lockdowns and restrictions.

We may face additional operational challenges in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers.

We believe our planning has us well positioned to continue to manage these supply chain challenges. We identified our most important products and secondary sources of supply and manufacturing capabilities for those key products. We continue to acquire extra raw materials, supplemented our inventory levels and added temporary labor to support our extra manufacturing and health and safety initiatives. We also consolidated product shipping orders to more efficiently meet the increased customer and consumer demand. The framework for these supply chain measures remains in place to continue to meet any further surges in demand.

Consumer Demand

To date, shelter-in-place and social distancing behaviors have resulted in increased overall demand for our products, most notably in our grocery, snacks, tea and certain personal care product categories. Other product offerings, such as sun care products and the fruit component of our business in the United Kingdom, have been adversely impacted due to changed consumer behavior and priorities.

While we experienced a net increase in the overall demand for our products during the COVID-19 pandemic, the continued duration of that increased demand environment is uncertain. Additionally, deteriorating economic conditions arising from the COVID-19 pandemic could adversely affect future demand for our products. Factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced products.

Our Financial Position

Overall, the COVID-19 pandemic has resulted in a net increase in overall demand for our products. Accordingly, to date, our financial position has benefited from the COVID-19 pandemic, albeit to a limited extent. We finance our operations primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of September 30, 2020, we had $702.3 million available under the Amended Credit Agreement.

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

Productivity and Transformation Costs

In fiscal 2019, the Company announced a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this overall strategy and the key pillar of realizing savings and efficiencies, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. In addition, during fiscal 2021, the Company initiated cost reduction programs for its international businesses in the United Kingdom and Europe. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results, and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on discontinued operations.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2020 and 2019 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2020		September 30, 2019		Dollars	Percentage
Net sales	$498,627	100.0%	$482,076	100.0%	$16,551	3.4%
Cost of sales	379,463	76.1%	384,245	79.7%	(4,782)	(1.2)%
Gross profit	119,164	23.9%	97,831	20.3%	21,333	21.8%
Selling, general and administrative expenses	79,152	15.9%	80,680	16.7%	(1,528)	(1.9)%
Amortization of acquired intangible assets	2,433	0.5%	3,083	0.6%	(650)	(21.1)%
Productivity and transformation costs	1,802	0.4%	14,175	2.9%	(12,373)	(87.3)%
Proceeds from insurance claim	—	—%	(2,562)	(0.5)%	2,562	*
Long-lived asset impairment	32,497	6.5%	—	—%	32,497	*
Operating income	3,280	0.7%	2,455	0.5%	825	33.6%
Interest and other financing expense, net	2,453	0.5%	6,294	1.3%	(3,841)	(61.0)%
Other (income) expense, net	(1,373)	(0.3)%	1,328	0.3%	(2,701)	*
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	2,200	0.4%	(5,167)	(1.1)%	7,367	*
Provision (benefit) for income taxes	12,962	2.6%	(531)	(0.1)%	13,493	*
Equity in net loss of equity-method investees	19	—%	317	—%	(298)	(94.0)%
Net loss from continuing operations	$(10,781)	(2.2)%	$(4,953)	(1.0)%	$(5,828)	*
Net income (loss) from discontinued operations, net of tax	11,266	2.3%	(102,068)	(21.2)%	113,334	*
Net income (loss)	$485	0.1%	$(107,021)	(22.2)%	$107,506	*

Adjusted EBITDA	$54,895	11.0%	$32,090	6.7%	$22,805	71.1%
Diluted net loss per common share from continuing operations	$(0.11)		$(0.05)		$(0.06)	*
Diluted net income (loss) per common share from discontinued operations	0.11		(0.98)		1.09	*
Diluted net loss per common share	$—		$(1.03)		$1.03	*
* Percentage is not meaningful due to one or two numbers being negative.

Net Sales

Net sales for the three months ended September 30, 2020 were $498.6 million, an increase of $16.6 million, or 3.4%, as compared to $482.1 million in the three months ended September 30, 2019. On a constant currency basis, net sales increased approximately 1.5% from the prior year quarter. Net sales on a constant currency basis increased in the North America reportable segment, partially offset by a decrease in the International reportable segment. Further details of changes in net sales by segment and on a constant currency basis are provided below.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $119.2 million, an increase of $21.3 million, or 21.8%, as compared to the prior year quarter. Gross profit margin was 23.9% of net sales, compared to 20.3% in the prior year quarter. The increase was driven by cost savings from the Company's productivity and transformation initiatives as well as favorable product mix in both our North America and International reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $79.2 million for the three months ended September 30, 2020, a decrease of $1.5 million, or 1.9%, from $80.7 million for the prior year quarter. The decrease was due to lower selling expenses incurred in fiscal year 2021 due to efficiencies gained from the Company's productivity and transformation initiatives, partially offset by an increase in marketing and advertising costs. Selling, general and administrative expenses as a percentage of net sales was 15.9% in the three months ended September 30, 2020 compared to 16.7% in the prior year quarter, reflecting a decrease of 80 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.4 million for the three months ended September 30, 2020, a decrease of $0.7 million from $3.1 million in the prior year quarter. The decrease was due to finite-lived intangibles from historical acquisitions becoming fully amortized or impaired subsequent to the first quarter of fiscal 2020.

Productivity and Transformation Costs

Productivity and transformation costs were $1.8 million for the three months ended September 30, 2020, a decrease of $12.4 million from $14.2 million in the prior year quarter. The decrease was primarily due to higher consulting fees incurred in connection with the Company’s productivity and transformation initiatives and higher severance costs in the prior year quarter and fewer comparable costs incurred in the current year quarter.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.5 million recognized in the three months ended September 30, 2019.

Long-lived Asset Impairment

During the three months ended September 30, 2020, the Company recognized a pre-tax impairment charge of $32.5 million related to the reserve recorded against the assets of the Company's United Kingdom fruit business (see Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). There was no impairment charge recorded in the corresponding period in the three months ended September 30, 2019.

Operating Income

Operating income for the three months ended September 30, 2020 was $3.3 million compared to $2.5 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $2.5 million for the three months ended September 30, 2020, a decrease of $3.8 million, or 61.0%, from $6.3 million in the prior year quarter. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $1.4 million for the three months ended September 30, 2020, compared to expense of $1.3 million in the prior year quarter. The change from expense to income was primarily attributable to net unrealized foreign currency gains in the first quarter of fiscal 2021 principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans compared to net unrealized foreign currency losses incurred in the prior year quarter.

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income (loss) before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2020 was income of $2.2 million compared to a loss of $5.2 million in the prior year quarter. The increase was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $13.0 million for the three months ended September 30, 2020 compared to an income tax benefit of $0.5 million in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 589.2% and a benefit of 10.3% for the three months ended September 30, 2020 and September 30, 2019, respectively. The effective income tax rate from continuing operations for the period ended September 30, 2020 was impacted by various discrete items including the tax impact of the United Kingdom fruit business reserve, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. In addition, the effective income tax rates from continuing operations for the three months ended September 30, 2020 and 2019 were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

In August 2020, the Company received $25.0 million including $1.2 million of interest from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") refund claim filed in July 2020. The remaining receivable balance of $28.7 million is included in Prepaid expenses and other current assets as of September 30, 2020.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended September 30, 2020 was $19 thousand and $0.3 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2020 was $10.8 million, or $0.11 per diluted share, compared to $5.0 million, or $0.05 per diluted share, for the three months ended September 30, 2019. The increase in net loss was attributable to the factors noted above.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax, for the three months ended September 30, 2020 was income of $11.3 million, or $0.11 per diluted share, compared to a loss of $102.1 million, or $0.98 per diluted share, in the three months ended September 30, 2019.

During the three months ended September 30, 2020, the Company recognized a $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. Net loss from discontinued operations, net of tax, for the three months ended September 30, 2019 included a reclassification of $95.1 million of cumulative translation losses from accumulated other comprehensive loss to the Company's results of the Tilda business' discontinued operations. The income tax expense from discontinued operations of $15.3 million for the three months ended September 30, 2019 was impacted by $16.5 million of tax related to the tax gain on the sale of the Tilda entities.

See Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income (Loss)

Net income for the three months ended September 30, 2020 was $0.5 million, or $0.00 per diluted share, compared to a net loss of $107.0 million, or $1.03 per diluted share, in the prior year quarter. The change from net loss to net income was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $54.9 million and $32.1 million for the three months ended September 30, 2020 and 2019, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/20	$280,668	$217,959	$—	$498,627
Three months ended 9/30/19	271,701	210,375	—	482,076
$ change	$8,967	$7,584	n/a	$16,551
% change	3.3%	3.6%	n/a	3.4%

Operating income (loss)
Three months ended 9/30/20	$33,256	$(15,889)	$(14,087)	$3,280
Three months ended 9/30/19	15,132	9,107	(21,784)	2,455
$ change	$18,124	$(24,996)	$7,697	$825
% change	119.8%	(274.5)%	35.3%	33.6%

Operating income (loss) margin
Three months ended 9/30/20	11.8%	(7.3)%	n/a	0.7%
Three months ended 9/30/19	5.6%	4.3%	n/a	0.5%

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2020 were $280.7 million, an increase of $9.0 million, or 3.3%, from net sales of $271.7 million in the prior year quarter. The increase in net sales was primarily driven by an increase in overall demand for our products as a result of increased at-home food consumption, most notably in our snacks, tea and certain personal care product categories, partially offset by brand divestitures and the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the three months ended September 30, 2020 was $33.3 million, an increase of $18.1 million from $15.1 million in the prior year quarter. The increase was driven by a favorable product mix, lower selling expenses and cost efficiencies gained with the Company's productivity and transformation initiatives.

International

Our net sales in the International reportable segment for the three months ended September 30, 2020 were $218.0 million, an increase of $7.6 million, or 3.6%, from net sales of $210.4 million in the prior year quarter. On a constant currency basis, net sales decreased 1.1% from the prior year quarter primarily due to decline in the fruit business, partially offset by an increase in overall demand for our products including the growth in our plant based food and beverage products. Operating loss in our International reportable segment for the three months ended September 30, 2020 was $15.9 million, a decrease of $25.0 million from operating income of $9.1 million for the three months ended September 30, 2019. The decrease was primarily associated with long-lived asset impairment charges relating to a $32.5 million reserve recorded on the United Kingdom's fruit business, partially offset by the increase in net sales as discussed above.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended September 30, 2020 was $14.1 million, a decrease in loss of $7.7 million, from $21.8 million. This change was primarily related to productivity and transformation costs included in Corporate and Other, which for the three months ended September 30, 2020 were $0.8 million, a decrease of $9.9 million, from $10.7 million for the three months ended September 30, 2019. Additionally, our improvement to operating loss was offset by proceeds from insurance claim included within Corporate and Other expenses that was a benefit of $2.6 million in the three months ended September 30, 2019, with no corresponding benefit in the current quarter.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. As of September 30, 2020, $702.3 million was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants. We believe that our cash flows from operations and borrowing capacity under our Amended Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Our cash and cash equivalents balance, including those balances classified as held for sale, decreased $0.5 million at September 30, 2020 to $37.3 million as compared to $37.8 million at June 30, 2020. Our working capital from continuing operations was $283.7 million at September 30, 2020, an increase of $23.1 million from $260.7 million at the end of fiscal 2020.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of September 30, 2020, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment. It is our current intent to indefinitely reinvest our remaining foreign earnings outside the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2020, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2020	2019	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$40,669	$(3,581)	$44,250
Investing activities from continuing operations	(7,728)	(13,164)	5,436
Financing activities from continuing operations	(35,959)	7,142	(43,101)
Effect of exchange rate changes on cash from continuing operations	2,500	(892)	3,392
Decrease in cash from continuing operations	(518)	(10,495)	9,977
Decrease in cash from discontinued operations	—	(8,509)	8,509
Net decrease in cash and cash equivalents	$(518)	$(19,004)	$18,486

Cash provided by operating activities from continuing operations was $40.7 million for the three months ended September 30, 2020, an increase of $44.3 million from cash used in operating activities from continuing operations of $3.6 million in the prior year period. This increase resulted primarily from an improvement of $27.9 million in net income adjusted for non-cash charges in the current period and greater cash generation of $16.4 million from our working capital accounts.

Cash used in investing activities from continuing operations was $7.7 million for the three months ended September 30, 2020, a decrease of $5.4 million from $13.2 million in the prior year period primarily due to proceeds from sale of businesses and decreased capital expenditures.

Cash used in financing activities from continuing operations was $36.0 million for the three months ended September 30, 2020, a decrease of $43.1 million compared to $7.1 million of cash provided in the prior year period. Cash used in financing activities from continuing operations for the three months ended September 30, 2020 included $8.0 million of net borrowings of our revolving credit facility and $42.1 million of share repurchases. Cash provided by financing activities from continuing operations for the three months ended September 30, 2019 included $312.2 million primarily related to the proceeds from the sale of Tilda, partially offset by $304.7 million of net repayments of our term loan and revolving credit facility.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $28.5 million for the three months ended September 30, 2020, an improvement of $45.3 million from negative $16.7 million in the three months ended September 30, 2019. This improvement resulted primarily from an improvement of $27.9 million in net income adjusted for non-cash charges in the current period and greater cash generation of $16.4 million from our working capital accounts. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2020, the Company repurchased 1,281 shares under the program for a total of $42.0 million, excluding commissions, at an average price of $32.81 per share. As of September 30, 2020, the Company had $147.8 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended 9/30/20	$280,668	$217,959	$498,627
Impact of foreign currency exchange	363	(9,886)	(9,523)
Net sales on a constant currency basis - Three months ended 9/30/20	$281,031	$208,073	$489,104

Net sales - Three months ended 9/30/19	$271,701	$210,375	$482,076
Net sales growth on a constant currency basis	3.4%	(1.1)%	1.5%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment of long-lived assets, equity in net loss of equity-method investees, stock-based compensation, net, productivity and transformation costs, SKU rationalization and certain inventory write-downs, unrealized currency gains and losses and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2020	2019
Net income (loss)	$485	$(107,021)
Net income (loss) from discontinued operations	11,266	(102,068)
Net loss from continuing operations	(10,781)	(4,953)

Provision (benefit) for income taxes	12,962	(531)
Interest expense, net	2,154	4,552
Depreciation and amortization	13,761	13,923
Equity in net loss of equity-method investees	19	317
Stock-based compensation, net	4,367	2,737
Long-lived asset impairment	32,497	—
Unrealized currency (gains) losses	(1,202)	1,684
Productivity and transformation costs	1,150	14,175
Proceeds from insurance claim	—	(2,562)
Warehouse/manufacturing consolidation and other costs	390	1,879
Gain on sale of businesses	(620)	—
SKU rationalization and inventory write-down	204	(11)
Plant closure related costs	(6)	832
Litigation and related expenses	—	48
Adjusted EBITDA	$54,895	$32,090

Operating Free Cash Flow from Continuing Operations

In our internal evaluations, we use the non-U.S. GAAP financial measure “Operating Free Cash Flow from continuing operations.” The difference between operating free cash flow from continuing operations and cash flow provided by or used in operating activities from continuing operations, which is the most comparable U.S. GAAP financial measure, is that Operating Free Cash Flow from continuing operations reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by or used in operating activities. We view Operating Free Cash Flow from continuing operations as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Operating Free Cash Flow from continuing operations in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2020	2019
Cash flow provided by (used in) operating activities from continuing operations	$40,669	$(3,581)
Purchases of property, plant and equipment	(12,155)	(13,164)
Operating Free Cash Flow from continuing operations	$28,514	$(16,745)

Off Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargeback receivable, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 during the three months ended September 30, 2020. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the discussion of the material factors that make an investment in the Company speculative or risky contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 25, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2020 - July 31, 2020	12,517	$31.47	—	$189.8
August 1, 2020 - August 31, 2020	328,275	32.50	320,600	$179.4
September 1, 2020 - September 30, 2020	960,407	32.92	960,407	$147.8
Total	1,301,199	$32.80	1,281,007

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three months ended September 30, 2020, the Company repurchased 1,281 shares pursuant to the repurchase program for a total of $42.0 million, excluding commissions, at an average price of $32.81 per share. As of September 30, 2020, the Company had $147.8 million of remaining authorization under the share repurchase program.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 9, 2020	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	November 9, 2020	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)