Form 10-Q
period 2020-12-31
HAIN CELESTIAL GROUP INC
filed 2021-02-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020
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
Yes  ☐    No  ☒

As of February 2, 2021, there were 99,907,135 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2020 AND JUNE 30, 2020
(In thousands, except par values)

	December 31,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$46,813	$37,771
Accounts receivable, less allowance for doubtful accounts of $998 and $638, respectively	185,576	170,969
Inventories	311,988	248,170
Prepaid expenses and other current assets	39,250	95,690
Assets held for sale	52,828	8,334
Total current assets	636,455	560,934
Property, plant and equipment, net	296,013	289,256
Goodwill	876,993	861,958
Trademarks and other intangible assets, net	326,272	346,462
Investments and joint ventures	16,926	17,439
Operating lease right-of-use assets	89,971	88,165
Other assets	22,969	24,238
Total assets	$2,265,599	$2,188,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,782	$171,009
Accrued expenses and other current liabilities	118,732	124,045
Current portion of long-term debt	899	1,656
Liabilities related to assets held for sale	29,292	3,567
Total current liabilities	365,705	300,277
Long-term debt, less current portion	293,332	281,118
Deferred income taxes	32,098	51,849
Operating lease liabilities, noncurrent portion	83,268	82,962
Other noncurrent liabilities	36,547	28,692
Total liabilities	810,950	744,898
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,339 and 109,123 shares, respectively; outstanding: 99,839 and 101,885 shares, respectively	1,095	1,092
Additional paid-in capital	1,180,062	1,171,875
Retained earnings	616,486	614,171
Accumulated other comprehensive loss	(97,343)	(171,392)
	1,700,300	1,615,746
Less: Treasury stock, at cost, 9,500 and 7,238 shares, respectively	(245,651)	(172,192)
Total stockholders’ equity	1,454,649	1,443,554
Total liabilities and stockholders’ equity	$2,265,599	$2,188,452
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$528,418	$506,784	$1,027,045	$988,860
Cost of sales	398,453	401,177	777,916	785,422
Gross profit	129,965	105,607	249,129	203,438
Selling, general and administrative expenses	83,620	79,078	162,772	159,758
Amortization of acquired intangible assets	2,193	3,189	4,626	6,272
Productivity and transformation costs	6,016	12,260	7,818	26,435
Proceeds from insurance claim	—	—	—	(2,562)
Long-lived asset and intangibles impairment	25,179	1,889	57,676	1,889
Operating income	12,957	9,191	16,237	11,646
Interest and other financing expense, net	2,337	4,737	4,790	11,031
Other (income) expense, net	(1,045)	1,244	(2,418)	2,572
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	11,665	3,210	13,865	(1,957)
Provision for income taxes	8,438	1,020	21,400	489
Equity in net loss of equity-method investees	1,076	338	1,095	655
Net income (loss) from continuing operations	$2,151	$1,852	$(8,630)	$(3,101)
Net (loss) income from discontinued operations, net of tax	(11)	(2,816)	11,255	(104,884)
Net income (loss)	$2,140	$(964)	$2,625	$(107,985)

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.02	$0.02	$(0.09)	$(0.03)
Basic net income (loss) per common share from discontinued operations	—	(0.03)	0.11	(1.01)
Basic net income (loss) per common share	$0.02	$(0.01)	$0.02	$(1.04)

Diluted net income (loss) per common share from continuing operations	$0.02	$0.02	$(0.09)	$(0.03)
Diluted net income (loss) per common share from discontinued operations	—	(0.03)	0.11	(1.01)
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.02	$(1.04)

Shares used in the calculation of net income (loss) per common share:
Basic	100,117	104,318	100,837	104,272
Diluted	100,562	104,619	100,837	104,272

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(In thousands)

	Three Months Ended
	December 31, 2020			December 31, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$2,140			$(964)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$46,043	$—	46,043	$48,655	$—	48,655
Change in deferred gains (losses) on cash flow hedging instruments	101	(21)	80	52	(10)	42
Change in deferred (losses) gains on net investment hedging instruments	(3,897)	818	(3,079)	—	—	—
Total other comprehensive income (loss)	$42,247	$797	$43,044	$48,707	$(10)	$48,697

Total comprehensive income			$45,184			$47,733

	Six Months Ended
	December 31, 2020			December 31, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$2,625			$(107,985)

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$78,819	$—	78,819	$9,713	$—	9,713
Reclassification of currency translation adjustment included in Net income (loss)	1,181	—	1,181	95,120	—	95,120
Change in deferred gains (losses) on cash flow hedging instruments	151	(31)	120	(26)	—	(26)
Change in deferred (losses) gains on net investment hedging instruments	(7,684)	1,613	(6,071)	—	—	—
Total other comprehensive income (loss)	$72,467	$1,582	$74,049	$104,807	$—	$104,807

Total comprehensive income (loss)			$76,674			$(3,178)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-13				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(468)		(468)
Repurchases of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581
Net income				2,140				2,140
Other comprehensive income							43,044	43,044
Issuance of common stock pursuant to stock-based compensation plans	162	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					38	(1,255)		(1,255)
Repurchases of common stock					923	(29,684)		(29,684)
Stock-based compensation expense			3,823					3,823
Balance at December 31, 2020	109,339	$1,095	$1,180,062	$616,486	9,500	$(245,651)	$(97,343)	$1,454,649

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(In thousands)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,625	$(107,985)
Net income (loss) from discontinued operations	11,255	(104,884)
Net loss from continuing operations	(8,630)	(3,101)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	24,954	27,142
Deferred income taxes	92	(5,155)
Equity in net loss of equity-method investees	1,095	655
Stock-based compensation, net	8,190	5,820
Long-lived asset and intangibles impairment	57,676	1,889
Other non-cash items, net	(1,765)	2,661
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(9,523)	7,540
Inventories	(58,512)	9,389
Other current assets	55,718	1,895
Other assets and liabilities	(1,037)	(1,242)
Accounts payable and accrued expenses	36,272	(30,345)
Net cash provided by operating activities from continuing operations	104,530	17,148
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,671)	(29,337)
Proceeds from sale of businesses and other	4,427	13,120
Net cash used in investing activities from continuing operations	(25,244)	(16,217)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	150,000	147,000
Repayments under bank revolving credit facility	(137,000)	(245,500)
Repayments under term loan	—	(206,250)
Proceeds from discontinued operations entities	—	309,929
Repayments of other debt, net	(1,711)	(501)
Share repurchases	(71,736)	—
Shares withheld for payment of employee payroll taxes	(1,723)	(984)
Net cash (used in) provided by financing activities from continuing operations	(62,170)	3,694
Effect of exchange rate changes on cash from continuing operations	5,734	1,382
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	—	(5,687)
Cash provided by investing activities	—	301,815
Cash used in financing activities	—	(304,100)
Effect of exchange rate changes on cash from discontinued operations	—	(537)
Net cash flows used in discontinued operations	—	(8,509)
Net increase (decrease) in cash and cash equivalents	22,850	(2,502)
Cash and cash equivalents at beginning of period	37,771	39,526
Cash and cash equivalents at end of period	$60,621	$37,024

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019
(In thousands)

Cash and cash equivalents included in the line item Assets held for sale on the Consolidated Balance Sheets as shown below, represents amounts included within held for sale accounting related to the sale of the Company's U.K. fruit business, primarily consisting of the Orchard House Foods Limited business and associated brands.

	Six Months Ended December 31,
	2020	2019
Cash and cash equivalents	$46,813	$37,024
Cash and cash equivalents classified in assets held for sale	13,808	—
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$60,621	$37,024

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's®™ (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

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

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. During the first quarter of fiscal 2021, the Company divested its Danival® business. Additionally, in January 2021, subsequent to the end of second quarter of fiscal 2021, the Company completed the sale of its U.K. fruit business, primarily consisting of the Orchard House® Foods Limited business and associated brands. Assets and liabilities of this business are classified as held for sale in the Company's Consolidated Balance Sheet as of December 31, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, for additional information.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2020 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2020 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The ASU applies to trade and other receivables recorded on the Consolidated Balance Sheets. The Company adopted the standard on July 1, 2020 using the modified retrospective transition method, recognizing an adjustment to beginning retained earnings of $310 reflecting the cumulative impact of adoption. The adoption did not materially impact the Company's results of operations or financial position, and as a result, comparisons between periods were not materially affected by the adoption of ASU 2016-13.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements - Disclosures. This ASU improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. This ASU is effective for fiscal years beginning after December 15, 2020. This ASU will not affect the Company's results of operations, cash flows or financial position. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$2,151	$1,852	$(8,630)	$(3,101)
Net (loss) income from discontinued operations	(11)	(2,816)	11,255	(104,884)
Net income (loss)	$2,140	$(964)	$2,625	$(107,985)

Denominator:
Basic weighted average shares outstanding	100,117	104,318	100,837	104,272
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	445	301	—	—
Diluted weighted average shares outstanding	100,562	104,619	100,837	104,272
Basic net income (loss) per common share:
Continuing operations	$0.02	$0.02	$(0.09)	$(0.03)
Discontinued operations	—	(0.03)	0.11	(1.01)
Basic net income (loss) per common share	$0.02	$(0.01)	$0.02	$(1.04)
Diluted net income (loss) per common share:
Continuing operations	$0.02	$0.02	$(0.09)	$(0.03)
Discontinued operations	—	(0.03)	0.11	(1.01)
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.02	$(1.04)

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to the net loss from continuing operations in the six months ended December 31, 2020 and 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in the period.

There were 211 and 485 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the three months ended December 31, 2020 and 2019, respectively, as such awards were anti-dilutive. Additionally, there were 1,419 and 2,550 stock-based awards excluded for the three months ended December 31, 2020 and 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 709 and 689 restricted stock awards and stock options excluded from the calculation of diluted net income (loss) per share for the six months ended December 31, 2020 and December 31, 2019, respectively, as such awards were anti-dilutive. Additionally, there were 1,429 and 2,745 stock-based awards excluded for the six months ended December 31, 2020 and December 31, 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2020, the Company repurchased 2,204 shares under the repurchase program for a total of

$71,693, excluding commissions, at an average price of $32.53 per share. As of December 31, 2020, the Company had $118,136 of remaining authorization under the share repurchase program.

4.     ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

Fruit

In August 2020, the Company’s Board of Directors approved a plan to sell the operations of its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. Fruit operated out of the United Kingdom and was part of the Company's International reportable segment, comprising 6.8% and 9.7% of the Company's net sales during the six months ended December 31, 2020 and 2019, respectively. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30 and December 31, 2020, recognizing a pre-tax non-cash loss for the three and six months ended December 31, 2020 of $23,596 and $56,093, respectively, to reduce the carrying value to its estimated fair value, less costs to sell. The sale of the Fruit business was completed on January 13, 2021, as disclosed in Note 20, Subsequent Event.

The assets and liabilities of the Fruit business classified as held for sale in the Company's Consolidated Balance Sheets consisted of the following:

December 31,
2020
ASSETS
Cash and cash equivalents	$13,808
Accounts receivable, less allowance for doubtful accounts	8,574
Inventories	5,014
Prepaid expenses and other current assets	2,743
Property, plant and equipment, net	24,971
Goodwill	14,323
Other intangible assets, net	36,074
Operating lease right-of-use assets	5,607
Allowance for reduction of assets held for sale	(58,286)
Assets held for sale	$52,828
LIABILITIES
Accounts payable	$10,373
Accrued expenses and other current liabilities	4,569
Operating lease liabilities	5,311
Deferred tax liabilities	7,278
Other liabilities	1,761
Liabilities related to assets held for sale	$29,292

Danival

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, a component of the International reportable segment, and the transaction closed on July 21, 2020. As of June 30, 2020, the Company determined the held for sale criteria was met, resulting in assets held for sale of $8,334 and related liabilities held for sale of $3,567 being included in the Company's Consolidated Balance Sheet as of June 30, 2020. These assets and liabilities were previously presented within Prepaid and other current assets and Accrued expenses and other liabilities, respectively, in the Form 10-K and have been reclassified to conform to current year presentation. The Company deconsolidated the net assets of the Danival business upon the closing of the sale during the quarter ended September 30, 2020.

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

The Company also entered into certain ancillary agreements with Ebro Foods S.A. (the "Purchaser") and certain of the Tilda Group Entities in connection with the Sale and Purchase Agreement, including a transitional services agreement (the "TSA") pursuant to which the Company and the Purchaser provided transitional services to one another, and business transfer agreements pursuant to which the applicable Tilda Group Entities transferred certain non-Tilda assets and liabilities in India and the United Arab Emirates to subsidiaries of the Company to be formed in those countries. Additionally, the Company distributed certain Tilda products in the United States, Canada and Europe through the expiration of the TSA, which expired during the second quarter of fiscal 2020.

The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations.

The following table presents the major classes of Tilda’s results within “Net (loss) income from discontinued operations, net of tax” in the Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$—	$2,667	$—	$30,399
Cost of sales	—	2,496	—	26,648
Gross profit	—	171	—	3,751
Selling, general and administrative expense	—	246	—	5,185
Other expense	—	824	75	1,172
Interest expense(1)	—	—	—	2,432
Translation loss(2)	—	—	—	95,120
Gain on sale of discontinued operations	—	3,752	—	(10,170)
Net loss from discontinued operations before income taxes	—	(4,651)	(75)	(89,988)
Provision (benefit) for income taxes(3)	11	(1,835)	(11,320)	13,865
Net (loss) income from discontinued operations, net of tax	$(11)	$(2,816)	$11,245	$(103,853)

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes $11,331 of tax benefit related to the legal entity reorganization for the six months ended December 31, 2020, as well as a tax benefit related to the gain on the sale of Tilda of $1,250 and $15,250 for the three and six months ended December 31, 2019.

There were no assets or liabilities from discontinued operations associated with Tilda as of December 31, 2020 or June 30, 2020.

Sale of Hain Pure Protein Reportable Segment

In March 2018, the Company’s Board of Directors approved a plan to sell all of the operations of the Hain Pure Protein Corporation operating segment, which included the Plainville Farms and FreeBird businesses, and the EK Holdings, Inc. (“Empire Kosher” or “Empire”) operating segment, which were reported in the aggregate as the Hain Pure Protein reportable segment. Collectively, these dispositions represented a strategic shift that had a major impact on the Company’s operations and financial results and have been accounted for as discontinued operations.

The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations in the current and prior periods.

Sale of Plainville Farms Business ("Plainville")

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for Plainville (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of Plainville as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expired nineteen months after issuance, during the first quarter of fiscal 2021. The Company was entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of Plainville occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At December 31, 2020, the Company had not recorded an asset associated with the earnout.

Sale of HPPC and Empire Kosher

On June 28, 2019, the Company completed the sale of the remainder of HPPC and EK Holdings, which included the FreeBird and Empire Kosher businesses. The purchase price, net of estimated customary adjustments based on the closing balance sheet of HPPC, was $77,714. The Company used the proceeds from the sale to pay down a portion of its outstanding borrowings under its term loan. The following table presents the major classes of Hain Pure Protein’s results within “Net loss (income) from discontinued operations, net of tax” in the Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit (loss)	—	—	—	—
Selling, general and administrative expense	—	—	—	—
Asset impairments	—	—	—	—
Other expense (income)	—	—	(10)	—
Loss on sale of discontinued operations(1)	—	—	—	1,424
Net income (loss) from discontinued operations before income taxes	—	—	10	(1,424)
Benefit for income taxes	—	—	—	(393)
Net income (loss) from discontinued operations, net of tax	$—	$—	$10	$(1,031)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein at December 31, 2020 or June 30, 2020.

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2020	June 30, 2020
Finished goods	$205,003	$158,162
Raw materials, work-in-progress and packaging	106,985	90,008
	$311,988	$248,170

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. During the six months ended December 31, 2020 and the fiscal year ended June 30, 2020, the Company recorded inventory write-downs of $311 and $4,175, respectively, primarily related to the discontinuance of slow moving SKUs as part of product rationalization initiatives.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2020	June 30, 2020
Land	$14,575	$13,866
Buildings and improvements	72,034	74,325
Machinery and equipment	297,737	288,466
Computer hardware and software	60,841	60,391
Furniture and fixtures	22,902	20,044
Leasehold improvements	38,761	40,876
Construction in progress	32,171	16,489
	539,021	514,457
Less: accumulated depreciation and amortization	243,008	225,201
	$296,013	$289,256

Depreciation and amortization expense for the three months ended December 31, 2020 and 2019 was $7,481 and $8,024, respectively. Depreciation and amortization expense for the six months ended December 31, 2020 and 2019 was $17,184 and $15,729, respectively.

As of December 31, 2020, the Company reclassified $24,971 of Property, plant and equipment, net to Assets held for sale as part of the held for sale accounting related to the Company's Fruit business (see Note 4, Assets Held for Sale and Discontinued Operations, for more information related to the held for sale assets). There was an impairment charge of $1,333 recorded during the three and six months ended December 31, 2020 and no impairment charge recorded during the six months ended December 31, 2019.

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
The components of lease expenses for the three and six months ended December 31, 2020 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Operating lease expenses	$4,205	$4,800	$8,161	$9,489
Finance lease expenses	61	188	246	489
Variable lease expenses	91	381	957	1,240
Short-term lease expenses	687	419	1,243	859
Total lease expenses	$5,044	$5,788	$10,607	$12,077

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2020	June 30, 2020
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets	$89,971	$88,165
Operating lease ROU assets, net	Assets held for sale	5,607	—
Finance lease ROU assets, net	Property, plant and equipment, net	386	691
Finance lease ROU assets, net	Assets held for sale	356	—
Total leased assets		$96,320	$88,856

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$11,584	$12,338
Operating	Liabilities related to assets held for sale	5,311	—
Finance	Current portion of long-term debt	239	308
Finance	Liabilities related to assets held for sale	296	—
Non-current
Operating	Operating lease liabilities, noncurrent portion	83,268	82,962
Finance	Long-term debt, less current portion	162	316
Total lease liabilities		$100,860	$95,924

Additional information related to leases is as follows:

	Six Months Ended
	December 31, 2020	December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,569	$8,113
Operating cash flows from finance leases	$6	$12
Financing cash flows from finance leases	$201	$244
ROU assets obtained in exchange for lease obligations (a):
Operating leases	$12,745	$92,640
Finance leases	$371	$1,131
Weighted average remaining lease term:
Operating leases	10.0 years	8.6 years
Finance leases	1.8 years	2.4 years
Weighted average discount rate:
Operating leases	3.1%	2.7%
Finance leases	2.4%	3.1%

(a) ROU assets obtained in exchange for lease obligations includes leases which commenced, were modified or terminated. The balance as of December 31, 2019 also included $87,414 relating to the impact of the adoption of ASU 2016-02 effective July 1, 2019.

Maturities of lease liabilities as of December 31, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021 (remainder of year)	$7,471	$222	$7,693
2022	15,054	377	15,431
2023	14,139	113	14,252
2024	12,129	—	12,129
2025	10,823	—	10,823
Thereafter	59,500	—	59,500
Total lease payments	119,116	712	119,828
Less: Imputed interest	18,953	15	18,968
Total lease liabilities	$100,163	$697	$100,860

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021	$14,781	$308	$15,089
2022	13,798	205	14,003
2023	12,833	95	12,928
2024	10,941	18	10,959
2025	9,521	6	9,527
Thereafter	51,545	—	51,545
Total lease payments	113,419	632	114,051
Less: Imputed interest	18,119	8	18,127
Total lease liabilities	$95,300	$624	$95,924

At December 31, 2020, the Company had an operating lease that had not yet commenced. Obligations under this lease are approximately $6,095, and the lease is expected to commence during the fiscal year ending June 30, 2021 with a lease term of 10 years, excluding renewal options.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2020 (a)	$606,055	$255,903	$861,958
Reclassification of goodwill to Assets held for sale	—	(14,323)	(14,323)
Translation and other adjustments, net	2,150	27,208	29,358
Balance as of December 31, 2020 (a)	$608,205	$268,788	$876,993

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

As of September 30 and December 31, 2020, operations of the United Kingdom Fruit business, a part of the International reportable segment, were classified as held for sale and therefore, goodwill associated with Fruit was reclassified to Assets held for sale within the Consolidated Balance Sheet as of December 31, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, for more information. The Fruit business was a component of the Company's Hain Daniels reporting unit prior to being classified as held for sale. The decision to sell the business was a triggering event requiring an interim goodwill impairment test for the Hain Daniels reporting unit. No impairment was recorded during the six months ended December 31, 2020.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2020	June 30, 2020
Non-amortized intangible assets:
Trademarks and tradenames (a)	$280,385	$278,103
Amortized intangible assets:
Other intangibles	155,146	184,854
Less: accumulated amortization	(109,259)	(116,495)
Net carrying amount	$326,272	$346,462

(a) The gross carrying value of trademarks and tradenames is reflected net of $93,273 of accumulated impairment charges as of both December 31, 2020 and June 30, 2020.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the six months ended December 31, 2020 or 2019.

As of September 30 and December 31, 2020, $36,074 of customer relationship assets, net, and $1,230 of tradenames, were reclassified to Assets held for sale in relation to the held for sale classification of the Fruit business.

During the six months ended December 31, 2020, the Company reclassified certain of its indefinite-lived intangible assets consisting of trademarks and tradenames to definite-lived intangible assets and began amortization of these assets. The annualized amortization expense of these assets is $914 and will amortize over an estimated useful life of 10 years.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and trademarks and tradenames and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Amortization of acquired intangibles	$2,193	$3,189	$4,626	$6,272

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2020	June 30, 2020
Revolving credit facility	$293,000	$280,000
Other borrowings	1,231	2,774
	294,231	282,774
Short-term borrowings and current portion of long-term debt	899	1,656
Long-term debt, less current portion	$293,332	$281,118

Credit Agreement

On February 6, 2018, the Company entered into the Third Amended and Restated Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for a $1,000,000 revolving credit facility through February 6, 2023 and provided for a $300,000 term loan. Under the Credit Agreement, the revolving credit facility may be increased by an additional uncommitted $400,000, provided certain conditions are met.

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of December 31, 2020, there were $293,000 of borrowings outstanding under the revolving credit facility and $6,394 letters of credit outstanding under the Credit Agreement. In the six months ended December 31, 2019, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statements of Operations.

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

As of December 31, 2020, $700,606 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at December 31, 2020 was 1.40%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

The effective income tax rate from continuing operations was expense of 72.3% and 31.8% for the three months ended December 31, 2020 and 2019, respectively. The effective income tax rate from continuing operations was expense of 154.3% and 25.0% for the six months ended December 31, 2020 and 2019, respectively. The effective income tax rates from continuing operations for the period ended December 31, 2020 were impacted by various discrete items including the tax impact of the U.K. Fruit business impairment, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. In addition, the effective income tax rates from continuing operations for the three and six months ended December 31, 2020 and 2019 were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income ("GILTI") and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

In August 2020, the Company received $25,033 including $1,227 of interest from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") refund claim filed in July 2020. In December 2020, the Company received $28,784 including $90 of interest from the CARES Act refund claim filed in July 2020.

The income tax expense from discontinued operations was expense of $11 and a benefit of $11,320 for the three and six months ended December 31, 2020, respectively, while the income tax from discontinued operations was a benefit of $1,835 and expense of $13,472 for the three and six months ended December 31, 2019, respectively. The benefit for income tax for the six months ended December 31, 2020 was impacted by a legal entity reorganization allowing the Company to reduce the U.S. GILTI tax impact on the sale of the Tilda entities. The expense for income taxes for the six months ended December 31, 2019 was impacted by $15,250 of tax related to the tax gain on the sale of the Tilda entities.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$46,043	$48,655	$78,819	$9,713
Amounts reclassified into income (2)	—	—	1,181	95,120
Deferred gains (losses) on cash flow hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (3)	(906)	84	(1,789)	—
Amount of loss reclassified from AOCL into Expense (3)	986	(42)	1,909	(26)
Deferred gains (losses) on net investment hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (3)	(2,980)	—	(5,870)	—
Amount of gain reclassified from AOCL into income (3)	(99)	—	(201)	—
Net change in accumulated other comprehensive loss	$43,044	$48,697	$74,049	$104,807

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net gain of $0 and $613 for the three months ended December 31, 2020 and 2019, respectively. Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net loss of $0 and $250 for the six months ended December 31, 2020 and 2019, respectively.
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
(3) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three and six months ended December 31, 2020 and 2019.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has one stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the "Stock Award Plans." In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program”) that provides for performance and market equity awards that can be earned over defined performance periods. The Company's plans are described in Note 15, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Selling, general and administrative expense	$3,823	$3,083	$8,190	$5,820
Discontinued operations	—	—	—	544
Total compensation cost recognized for stock-based compensation plans	$3,823	$3,083	$8,190	$6,364
Related income tax benefit	$199	$297	$1,006	$670

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the six months ended December 31, 2020 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2020	2,049	$15.85
Granted	180	$33.83
Vested	(206)	$25.05
Forfeited	(62)	$16.62
Non-vested RSAs, RSUs and PSUs outstanding at December 31, 2020	1,961	$16.49

At December 31, 2020 and June 30, 2020, the table above includes a total of 1,407 and 1,384 shares (including an inducement grant of 350 shares made to the Company's CEO as previously disclosed), respectively, that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 300% of target. Vested shares during the current period include a total of 20 shares under the 2018-2020 LTIP that actually vested at 150% of target based on achievement of the maximum relative TSR target.

	Six Months Ended December 31,
	2020	2019
Fair value of RSAs, RSUs and PSUs granted	$6,101	$8,963
Fair value of shares vested	$5,150	$4,276
Tax benefit recognized from restricted shares vesting	$939	$(58)

At December 31, 2020, there was $16,107 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At December 31, 2020 and June 30, 2020, the carrying value of the Company’s investment in Chop’t was $11,424 and $12,793, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited, a joint venture with Hutchison China Meditech Ltd., accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd., a joint venture with Future Consumer Ltd, accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, in which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $5,502 and $4,646 as of December 31, 2020 and June 30, 2020, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$602	$—	$602	$—
Equity investment	544	544	—	—
Total	$1,146	$544	$602	$—
Liabilities:
Derivative financial instruments	16,608	—	16,608	—
Total	$16,608	$—	$16,608	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7	$7	$—	$—
Derivative financial instruments	1,014	—	1,014	—
Equity investment	562	562	—	—
Total	$1,583	$569	$1,014	$—
Liabilities:
Derivative financial instruments	6,405	—	6,405	—
Total	$6,405	$—	$6,405	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2020 or 2019.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (see Note 9, Debt and Borrowings).

In addition to the instruments named above, the Company makes fair value measurements in connection with its assets and liabilities classified as held for sale, as these balances represent the estimated fair value, less costs to sell (See Note 4, Assets Held for Sale and Discontinued Operations). The Company also makes fair value measurements in connection with its interim and annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy (See Note 8, Goodwill and Other Intangible Assets).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of December 31, 2020 and June 30, 2020 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of December 31, 2020 and June 30, 2020. These estimates are not necessarily indicative of the amounts we could ultimately realize.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining six months of fiscal 2021, the Company estimates that an additional $159 will be reclassified as an increase to interest expense.

As of December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2021, the Company estimates that an additional $73 relating to cross-currency swaps will be reclassified as an increase to interest income.

As of December 31, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

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

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. Amounts are reclassified out of AOCL into earnings when the hedged net investment is either sold or substantially liquidated.

As of December 31, 2020, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of December 31, 2020, the Company had outstanding derivatives that were not designated as hedges in qualifying hedging relationships consisting of foreign currency forward contracts with a notional amount of $37,375.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$603
Cross-currency swaps	Prepaid expenses and other current assets	602	Other noncurrent liabilities	15,481
Total derivatives designated as hedging instruments		602		16,084

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	524
Total derivative instruments		$602		$16,608

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$856
Cross-currency swaps	Prepaid expenses and other current assets	746	Other noncurrent liabilities	5,475
Foreign currency forward contracts	Prepaid expenses and other current assets	75	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		821		6,331

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	193	Accrued expenses and other current liabilities	74
Total derivative instruments		$1,014		$6,405

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of the three months ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended December 31,			Three Months Ended December 31,
	2020	2019		2020	2019
Interest rate swaps	$62	$—	Interest and other financing expense, net	$(72)	$—
Cross-currency swaps	(1,209)	—	Interest and other financing expense, net / Other expense (income), net	(1,176)	—
Foreign currency forward contracts	—	104	Cost of sales	—	(52)
Total	$(1,147)	$104		$(1,248)	$(52)

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of the six months ended December 31, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended December 31,			Six Months Ended December 31,
	2020	2019		2020	2019
Interest rate swaps	$123	$—	Interest and other financing expense, net	$(130)	$—
Cross-currency swaps	(2,386)	—	Interest and other financing expense, net / Other expense (income), net	(2,359)	—
Foreign currency forward contracts	(2)	(6)	Cost of sales	73	26
Total	$(2,265)	$(6)		$(2,416)	$26
The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of December 31, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(72)	$—	$—	$—	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$40	$(1,216)	$—	$—	$—
Foreign currency forward contracts
Amount of (loss) gain reclassified from AOCL into income	$—	$—	$—	$(52)	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the six months ended of December 31, 2020 and 2019:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Six Months Ended December 31, 2020			Six Months Ended December 31, 2019
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(130)	$—	$—	$—	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$81	$(2,440)	$—	$—	$—
Foreign currency forward contracts
Amount of (loss) gain reclassified from AOCL into income	$73	$—	$—	$26	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31,			Three Months Ended December 31,
	2020	2019		2020	2019
Cross-currency swaps	$(3,772)	$—	Interest and other financing expense, net	$125	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the six months ended December 31, 2020 and 2019:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Six Months Ended December 31,			Six Months Ended December 31,
	2020	2019		2020	2019
Cross-currency swaps	$(7,430)	$—	Interest and other financing expense, net	$254	$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the three months ended December 31, 2020 and 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2020	2019
Foreign currency forward contracts	Other (income) expense, net	$(523)	$(336)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the six months ended December 31, 2020 and 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended December 31,
		2020	2019
Foreign currency forward contracts	Other (income) expense, net	$(399)	$(505)

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

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of December 31, 2020:

	Balance at June 30, 2020	Charges (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at December 31, 2020
Termination benefits and personnel realignment	$11,541	$2,456	$(7,186)	$62	$6,873

The liability balance as of December 31, 2020 and June 30, 2020 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants filed their opposition brief on November 17, 2020, and Plaintiffs filed their reply brief on December 8, 2020. Accordingly, Co-Lead Plaintiffs’ appeal is fully briefed. Oral argument has not yet been scheduled.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the Court extend the stay for an additional 30 days, to on or around December 7, 2020. Plaintiffs and Defendants filed a joint status report on December 7, 2020 requesting that the Court enter an order staying any applicable deadlines until January 15, 2021 to allow for the production of certain materials by the Board of Directors for review by Plaintiffs. On January 15, 2021, Plaintiffs and Defendants filed a joint status report requesting that the Court enter an order extending the stay of any applicable deadlines to February 26, 2021, which the Court so-ordered.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net Sales:
North America	$282,612	$280,693	$563,280	$552,394
International	245,806	226,091	463,765	436,466
	$528,418	$506,784	$1,027,045	$988,860

Operating Income (Loss):
North America	$32,440	$20,062	$65,696	$35,194
International	(2,741)	12,899	(18,630)	22,006
	29,699	32,961	47,066	57,200
Corporate and Other (a)	(16,742)	(23,770)	(30,829)	(45,554)
	$12,957	$9,191	$16,237	$11,646

(a) In addition to general Corporate and Other expenses as described above, for the three months ended December 31, 2020, Corporate and Other included $2,735 of Productivity and transformation costs. For the three months ended December 31, 2019, Corporate and Other included $9,835 of Productivity and transformation costs and tradename impairment charges of $1,889 (related to North America).

For the six months ended December 31, 2020, Corporate and Other included $3,538 of Productivity and transformation costs. For the six months ended December 31, 2019, Corporate and Other included $20,570 of Productivity and transformation costs and tradename impairment charges of $1,889 (related to North America), partially offset by a benefit of $2,562 of proceeds from insurance claim.

The Company's net sales by product category are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Grocery	$364,689	$357,972	$708,437	$707,774
Snacks	74,714	72,274	155,873	148,673
Personal Care	44,628	37,493	93,611	71,930
Tea	44,387	39,045	69,124	60,483
Total	$528,418	$506,784	$1,027,045	$988,860

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
United States	$244,344	$242,891	$484,060	$479,225
United Kingdom	179,475	171,014	336,644	332,595
All Other	104,599	92,879	206,341	177,040
Total	$528,418	$506,784	$1,027,045	$988,860

The Company’s long-lived assets, which primarily represent net property, plant and equipment, operating lease right-of-use assets and noncurrent other assets by geographic area were as follows:

	December 31, 2020	June 30, 2020
United States	$154,441	$146,633
United Kingdom	167,262	149,943
All Other	113,001	105,303
Total	$434,704	$401,879

19.    RELATED PARTY TRANSACTIONS

The non-employee chair of the Company's Board of Directors is also the chair of the board of one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $4,366 and $5,430 in the three months ended December 31, 2020 and 2019, respectively, to the supplier and affiliated entities. For the six months ended December 31, 2020 and 2019, the Company incurred expenses of $9,156 and $10,593, respectively, to the supplier and affiliated entities.

A former member of the Company's Board of Directors is a partner in a law firm which provides legal services to the Company. The Company incurred expenses of $777 and $1,745 in the three months ended December 31, 2020 and 2019, respectively, and $1,216 and $2,488 in the six months ended December 31, 2020 and 2019, respectively, to the law firm and affiliated entities. The director resigned from the Board in February 2020.

20.    SUBSEQUENT EVENT

On January 13, 2021, the Company completed the sale of the Fruit business. As of December 31, 2020, all assets and liabilities related to the Fruit business were classified as held for sale within the Company's Consolidated Balance Sheet. See Note 4, Discontinued Operations and Assets Held for Sale, for additional information.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2020 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Dream®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's®™ (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

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

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. During the first quarter of fiscal 2021, the Company divested its Danival® business. Additionally, in January 2021, subsequent to the end of the second quarter of fiscal 2021, the Company completed the sale of its U.K. fruit business, primarily consisting of the Orchard House® Foods Limited business and associated brands ("Fruit"). Assets and liabilities of this business are classified as held for sale in the Company's Consolidated Balance Sheet as of December 31, 2020. See Note 4, Assets Held for Sale and Discontinued Operations, for additional information.

COVID-19

The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we continue our commitment to supporting the global response to the crisis. Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, there remains significant uncertainty about the duration and extent of the impact from the COVID-19 pandemic. We are proud of our employees who are giving extraordinary effort under difficult circumstances to ensure that we can supply the products our consumers depend on. We have been pleased with our preparation and efforts through the pandemic and believe we remain well positioned for the future as we continue to navigate the crisis and prepare for an eventual return to a more normal operating environment. To date, we have successfully implemented contingency plans overseen by crisis management teams to monitor the evolving needs of our business.

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

Manufacturing Facilities and Supply Chain Challenges

As we navigate a new wave of COVID-19 outbreaks with the cooler weather and the resulting increase of indoor gatherings, we continue to monitor and comply with applicable government orders, as some of the jurisdictions in which we do business re-introduced lockdowns and restrictions.

We may face additional operational challenges as well as increased operating costs in manufacturing our products and making them available to customers and consumers as a result of the COVID-19 pandemic. Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, create challenges for our manufacturing employees as well as for third parties on which we rely to make our products available to consumers. These third parties include our suppliers, contract manufacturers, distributors, logistics providers and other business partners, as well as the retailers that ultimately sell our products to consumers.

We believe our planning has us well positioned to continue to manage these supply chain challenges. We identified our most important products and secondary sources of supply and manufacturing capabilities for those key products. We continue to acquire extra raw materials, supplement our inventory levels and add temporary labor as needed to support our extra manufacturing and health and safety initiatives. We also continue to consolidate product shipping orders to more efficiently meet the increased customer and consumer demand. The framework for these supply chain measures will remain in place for as long as necessary to continue to meet any further surges in demand.

Consumer Demand

To date, shelter-in-place and social distancing behaviors have resulted in increased overall demand for our products, most notably in our grocery, snacks, tea and certain personal care product categories. Other product offerings, such as sun care products and the United Kingdom Fruit business we disposed of in January2021, have been adversely impacted due to changed consumer behavior and priorities.

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

Our Financial Position

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. Accordingly, to date, our financial position has benefited from the COVID-19 pandemic, albeit to a limited extent. We finance our operations primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of December 31, 2020, we had borrowing capacity of $700.6 million available under the Amended Credit Agreement.

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

Comparison of Three Months Ended December 31, 2020 to Three Months Ended December 31, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2020 and 2019 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2020		December 31, 2019		Dollars	Percentage
Net sales	$528,418	100.0%	$506,784	100.0%	$21,634	4.3%
Cost of sales	398,453	75.4%	401,177	79.2%	(2,724)	(0.7)%
Gross profit	129,965	24.6%	105,607	20.8%	24,358	23.1%
Selling, general and administrative expenses	83,620	15.8%	79,078	15.6%	4,542	5.7%
Amortization of acquired intangible assets	2,193	0.4%	3,189	0.6%	(996)	(31.2)%
Productivity and transformation costs	6,016	1.1%	12,260	2.4%	(6,244)	(50.9)%
Long-lived asset and intangibles impairment	25,179	4.8%	1,889	0.4%	23,290	1,232.9%
Operating income	12,957	2.5%	9,191	1.8%	3,766	41.0%
Interest and other financing expense, net	2,337	0.4%	4,737	0.9%	(2,400)	(50.7)%
Other (income) expense, net	(1,045)	(0.2)%	1,244	0.2%	(2,289)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	11,665	2.2%	3,210	0.6%	8,455	263.4%
Provision for income taxes	8,438	1.6%	1,020	0.2%	7,418	727.3%
Equity in net loss of equity-method investees	1,076	—%	338	—%	738	218.3%
Net income from continuing operations	$2,151	0.4%	$1,852	0.4%	$299	16.1%
Net loss from discontinued operations, net of tax	(11)	—%	(2,816)	(0.6)%	2,805	*
Net income (loss)	$2,140	0.4%	$(964)	(0.2)%	$3,104	*

Adjusted EBITDA	$62,191	11.8%	$45,047	8.9%	$17,144	38.1%
Diluted net income per common share from continuing operations	$0.02		$0.02		$—	—%
Diluted net (loss) income per common share from discontinued operations	—		(0.03)		0.03	*
Diluted net income (loss) per common share	$0.02		$(0.01)		$0.03	*

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended December 31, 2020 were $528.4 million, an increase of $21.6 million, or 4.3%, as compared to $506.8 million in the three months ended December 31, 2019. On a constant currency basis, net sales increased approximately 2.2% from the prior year quarter. Net sales on a constant currency basis increased in both the North America and International reportable segments. Further details of changes in net sales by segment and on a constant currency basis are provided below.

Gross Profit

Gross profit for the three months ended December 31, 2020 was $130.0 million, an increase of $24.4 million, or 23.1%, as compared to the prior year quarter. Gross profit margin was 24.6% of net sales, compared to 20.8% in the prior year quarter. The increase was driven by cost savings from the Company's productivity and transformation initiatives, favorable product mix and lower trade promotion costs in both our North America and International reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $83.6 million for the three months ended December 31, 2020, an increase of $4.5 million, or 5.7%, from $79.1 million for the prior year quarter. The increase was primarily due to marketing and advertising costs, partially offset by lower selling expenses incurred in fiscal year 2021 due to efficiencies gained from the Company's productivity and transformation initiatives. Selling, general and administrative expenses as a percentage of net sales was 15.8% in the three months ended December 31, 2020 compared to 15.6% in the prior year quarter, reflecting an increase of 20 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.2 million for the three months ended December 31, 2020, a decrease of $1.0 million from $3.2 million in the prior year quarter. The decrease was due to no amortization of Fruit business intangibles during the second quarter of fiscal 2021 (which were presented instead as part of assets held for sale) and finite-lived intangibles from historical acquisitions becoming fully amortized or impaired during fiscal year 2020, partially offset by indefinite-lived intangibles being changed to finite-lived intangibles during the first quarter of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $6.0 million for the three months ended December 31, 2020, a decrease of $6.2 million from $12.3 million in the prior year quarter. The decrease was primarily due to higher consulting fees and severance costs incurred in connection with the Company’s productivity and transformation initiatives in the prior year quarter and fewer comparable costs incurred in the current year quarter.

Long-lived Asset and Intangibles Impairment

During the three months ended December 31, 2020, the Company recognized a pre-tax impairment charge of $23.6 million related to the impairment recorded against the assets of the Company's U.K. Fruit business (see Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). There was no impairment charge recorded in the corresponding period for the three months ended December 31, 2019.

Operating Income

Operating income for the three months ended December 31, 2020 was $13.0 million compared to $9.2 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $2.3 million for the three months ended December 31, 2020, a decrease of $2.4 million, or 50.7%, from $4.7 million in the prior year quarter. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates on the portion of the debt not hedged by the derivatives, partially offset by the amount of the debt impacted by the related derivatives. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $1.0 million for the three months ended December 31, 2020, compared to expense of $1.2 million in the prior year quarter. The change from expense to income was primarily attributable to a loss on the sale of a business which occurred in the prior year quarter and did not occur in the current quarter.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2020 was income of $11.7 million compared to income of $3.2 million in the prior year quarter. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $8.4 million for the three months ended December 31, 2020 compared to an income tax expense of $1.0 million in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 72.3% and 31.8% for the three months ended December 31, 2020 and December 31, 2019, respectively. The effective income tax rate from continuing operations for the three months ended December 31, 2020 was impacted by the tax impact of the U.K. Fruit business impairment. In addition, the effective income tax rates from continuing operations for the three months ended December 31, 2020 and 2019 were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

In December 2020, the Company received $28.8 million including $0.1 million of interest from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") refund claim filed in July 2020.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2020 was $1.1 million and $0.3 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended December 31, 2020 was $2.2 million, or $0.02 per diluted share, compared to net income of $1.9 million, or $0.02 per diluted share, for the three months ended December 31, 2019. The increase in net income was attributable to the factors noted above.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax, for the three months ended December 31, 2020 was $11 thousand, compared to a loss of $2.8 million in the three months ended December 31, 2019.

During the three months ended December 31, 2019, the Company recognized a $3.8 million adjustment to the sale of Tilda entries relating to post-closing adjustments. See Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income (Loss)

Net income for the three months ended December 31, 2020 was $2.1 million, or $0.02 per diluted share, compared to a net loss of $1.0 million, or $0.01 per diluted share, in the prior year quarter. The change from net loss to net income was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $62.2 million and $45.0 million for the three months ended December 31, 2020 and 2019, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended December 31, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/20	$282,612	$245,806	$—	$528,418
Three months ended 12/31/19	280,693	226,091	—	506,784
$ change	$1,919	$19,715	n/a	$21,634
% change	0.7%	8.7%	n/a	4.3%

Operating income (loss)
Three months ended 12/31/20	$32,440	$(2,741)	$(16,742)	$12,957
Three months ended 12/31/19	20,062	12,899	(23,770)	9,191
$ change	$12,378	$(15,640)	$7,028	$3,766
% change	61.7%	*	*	41.0%

Operating income (loss) margin
Three months ended 12/31/20	11.5%	(1.1)%	n/a	2.5%
Three months ended 12/31/19	7.1%	5.7%	n/a	1.8%

* Percentage is not meaningful due to one or more numbers being negative.

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2020 were $282.6 million, an increase of $1.9 million, or 0.7%, from net sales of $280.7 million in the prior year quarter. The increase in net sales was primarily driven by an increase in overall demand for our products as a result of increased at-home food consumption, most notably in our snacks, tea, yogurt and certain personal care product categories, partially offset by brand divestitures and the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the three months ended December 31, 2020 was $32.4 million, an increase of $12.4 million from $20.1 million in the prior year quarter due to a favorable product mix, lower selling expenses and cost efficiencies gained as a result of the Company's productivity and transformation initiatives.

International

Our net sales in the International reportable segment for the three months ended December 31, 2020 were $245.8 million, an increase of $19.7 million, or 8.7%, from net sales of $226.1 million in the prior year quarter. On a constant currency basis, net sales increased 4.4% from the prior year quarter primarily due to an increase in overall demand for our products including the growth in our plant based food and beverage products coupled with the overall trend of increased stay-at-home consumption partially offset by a decline in the Fruit business. Operating loss in our International reportable segment for the three months ended December 31, 2020 was $2.7 million, compared to operating income of $12.9 million for the three months ended December 31, 2019. The current quarter loss was primarily due to a reserve of $23.6 million recorded against the U.K. Fruit business, partially offset by the increase in net sales described above.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for the three months ended December 31, 2020 were $16.7 million, a decrease of $7.0 million, from $23.8 million. This change was primarily related to productivity and transformation costs included in Corporate and Other, which for the three months ended December 31, 2020 were $2.7 million, a decrease of $7.1 million, from $9.8 million for the three months ended December 31, 2019.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2020 to Six Months Ended December 31, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2020 and 2019 (amounts in thousands, other than percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2020		December 31, 2019		Dollars	Percentage
Net sales	$1,027,045	100.0%	$988,860	100.0%	$38,185	3.9%
Cost of sales	777,916	75.7%	785,422	79.4%	(7,506)	(1.0)%
Gross profit	249,129	24.3%	203,438	20.6%	45,691	22.5%
Selling, general and administrative expenses	162,772	15.8%	159,758	16.2%	3,014	1.9%
Amortization of acquired intangible assets	4,626	0.5%	6,272	0.6%	(1,646)	(26.2)%
Productivity and transformation costs	7,818	0.8%	26,435	2.7%	(18,617)	(70.4)%
Proceeds from insurance claim	—	—%	(2,562)	(0.3)%	2,562	*
Long-lived asset and intangibles impairment	57,676	5.6%	1,889	0.2%	55,787	2,953.3%
Operating income	16,237	1.6%	11,646	1.2%	4,591	39.4%
Interest and other financing expense, net	4,790	0.5%	11,031	1.1%	(6,241)	(56.6)%
Other (income) expense, net	(2,418)	(0.2)%	2,572	0.3%	(4,990)	*
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	13,865	1.3%	(1,957)	(0.2)%	15,822	*
Provision for income taxes	21,400	2.1%	489	—%	20,911	4,276.3%
Equity in net loss of equity-method investees	1,095	—%	655	—%	440	67.2%
Net loss from continuing operations	$(8,630)	(0.8)%	$(3,101)	(0.3)%	$(5,529)	*
Net income (loss) from discontinued operations, net of tax	11,255	1.1%	(104,884)	(10.6)%	116,139	*
Net income (loss)	$2,625	0.3%	$(107,985)	(10.9)%	$110,610	*

Adjusted EBITDA	117,086	11.4%	77,137	7.8%	$39,949	51.8%
Diluted net loss per common share from continuing operations	$(0.09)		$(0.03)		$(0.06)	*
Diluted net income (loss) per common share from discontinued operations	0.11		(1.01)		1.12	*
Diluted net income (loss) per common share	$0.02		$(1.04)		$1.06	*

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the six months ended December 31, 2020 were $1,027.0 million, an increase of $38.2 million, or 3.9%, as compared to $988.9 million in the six months ended December 31, 2019 as a result of an increase in sales in both the North America and International reportable segments. On a constant currency basis, net sales increased approximately 1.9% from the prior comparable period. Net sales on a constant currency basis increased in both the North America and International reportable segments. Further details of changes in net sales by segment and on a constant currency basis are provided below.

Gross Profit

Gross profit for the six months ended December 31, 2020 was $249.1 million, an increase of $45.7 million, or 22.5%, as compared to the prior year comparable period. Gross profit margin was 24.3% of net sales, compared to 20.6% in the prior year comparable period. The increase was driven by cost savings from the Company's productivity and transformation initiatives, favorable product mix and lower trade promotion costs in both our North America and International reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $162.8 million for the six months ended December 31, 2020, an increase of $3.0 million, or 1.9%, from $159.8 million for the prior year comparable period. The increase was due to higher selling expenses incurred in fiscal year 2021 due to an increase in marketing and advertising costs. Selling, general and administrative expenses as a percentage of net sales was 15.8% in the six months ended December 31, 2020 compared to 16.2% in the prior year comparable period, attributable to the aforementioned items described in net sales.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $4.6 million for the six months ended December 31, 2020, a decrease of $1.6 million from $6.3 million in the prior year comparable period. The decrease was due to no amortization of Fruit business intangibles during the first half of fiscal 2021 (which were presented instead as part of assets held for sale) and finite-lived intangibles from historical acquisitions becoming fully amortized or impaired during fiscal year 2020.

Productivity and Transformation Costs

Productivity and transformation costs were $7.8 million for the six months ended December 31, 2020, a decrease of $18.6 million from $26.4 million in the prior year comparable period. The decrease was primarily due to higher consulting fees and severance costs incurred in connection with the Company’s productivity and transformation initiatives in the prior year period and fewer comparable costs incurred in the first half of fiscal 2021.

Proceeds from Insurance Claim

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.6 million recognized in the six months ended December 31, 2019.

Long-lived Asset and Intangibles Impairment

During the six months ended December 31, 2020, the Company recognized a pre-tax impairment charge of $57.7 million. Included in this amount is $56.1 million related to the reserve recorded against the assets of the Company's U.K. Fruit business (see Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). The remaining amount of $1.6 million related to impairment of property, plant and equipment and other non-current assets. There was no impairment charge recorded in the corresponding period in the six months ended December 31, 2019.

Operating Income

Operating income for the six months ended December 31, 2020 was $16.2 million compared to $11.6 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $4.8 million for the six months ended December 31, 2020, a decrease of $6.2 million, or 56.6%, from $11.0 million in the prior year comparable period. The decrease resulted primarily from lower interest expense related to our revolving credit facility as a result of lower outstanding debt and lower variable interest rates on the portion of the debt not hedged by the derivatives, partially offset by the amount of the debt impacted by the related derivatives. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $2.4 million for the six months ended December 31, 2020, compared to expense of $2.6 million in the prior year comparable period. The change from expense to income was primarily attributable to a loss on the sale of a business of $1.8 million which occurred in the prior year comparable period and did not occur in the current year to date period. The remainder of the change from expense to income is a result of net unrealized foreign currency gains in fiscal 2021 principally due to the effect of foreign currency movements on the remeasurement of foreign currency denominated loans compared to net unrealized foreign currency losses incurred in the prior year comparable period.

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income (loss) before income taxes and equity in net loss of our equity-method investees for the six months ended December 31, 2020 was income of $13.9 million compared to a loss of $2.0 million in the prior year comparable period. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $21.4 million for the six months ended December 31, 2020 compared to $0.5 million in the prior year comparable period.

The effective income tax rate from continuing operations was an expense of 154.3% and 25.0% for the six months ended December 31, 2020 and 2019, respectively. The effective income tax rate from continuing operations for the period ended December 31, 2020 was impacted by various discrete items including the tax impact of the United Kingdom Fruit business reserve, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. In addition, the effective income tax rates from continuing operations for the six months ended December 31, 2020 and 2019 were impacted by provisions in the Tax Cuts and Jobs Act, primarily related to Global Intangible Low Taxed Income and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

In August 2020, the Company received $25.0 million including $1.2 million of interest from the CARES Act refund claim filed in July 2020. In December 2020, the Company received $28.8 million including $0.1 million of interest from the CARES Act refund claim filed in July 2020.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2020 was $1.1 million and $0.7 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended December 31, 2020 was $8.6 million, or $0.09 per diluted share, compared to $3.1 million, or $0.03 per diluted share, for the six months ended December 31, 2019. The increase in net loss was attributable to the factors noted above.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax, for the six months ended December 31, 2020 was income of $11.3 million, or $0.11 per diluted share, compared to a loss of $104.9 million, or $1.01 per diluted share, in the six months ended December 31, 2019.

During the six months ended December 31, 2020, the Company recognized a $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. Net loss from discontinued operations, net of tax, for the six months ended December 31, 2019 included a reclassification of $95.1 million of cumulative translation losses from accumulated other comprehensive loss to the Company's results of the Tilda business' discontinued operations. The income tax expense from discontinued operations of $13.5 million for the six months ended December 31, 2019 was impacted by $15.3 million of tax related to the tax gain on the sale of the Tilda entities.

See Note 4, Assets Held for Sale and Discontinued Operations, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income (Loss)

Net income for the six months ended December 31, 2020 was $2.6 million, or $0.02 per diluted share, compared to a net loss of $108.0 million, or $1.04 per diluted share, in the prior year comparable period. The change from net loss to net income was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $117.1 million and $77.1 million for the six months ended December 31, 2020 and 2019, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/20	$563,280	$463,765	$—	$1,027,045
Six months ended 12/31/19	552,394	436,466	—	988,860
$ change	$10,886	$27,299	n/a	$38,185
% change	2.0%	6.3%	n/a	3.9%

Operating income (loss)
Six months ended 12/31/20	$65,696	$(18,630)	$(30,829)	$16,237
Six months ended 12/31/19	35,194	22,006	(45,554)	11,646
$ change	$30,502	$(40,636)	$14,725	$4,591
% change	86.7%	*	*	39.4%

Operating income (loss) margin
Six months ended 12/31/20	11.7%	(4.0)%	n/a	1.6%
Six months ended 12/31/19	6.4%	5.0%	n/a	1.2%

* Percentage is not meaningful due to one or more numbers being negative.

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2020 were $563.3 million, an increase of $10.9 million, or 2.0%, from net sales of $552.4 million in the prior year comparable period. The increase in net sales was primarily driven by an increase in overall demand for our products as a result of increased at-home food consumption, most notably in our snacks, tea, yogurt, and certain personal care product categories, partially offset by brand divestitures and the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins. Operating income in North America for the six months ended December 31, 2020 was $65.7 million, an increase of $30.5 million from $35.2 million in the prior year comparable period. The increase was driven by a favorable product mix, lower selling expenses and cost efficiencies gained with the Company's productivity and transformation initiatives.

International

Our net sales in the International reportable segment for the six months ended December 31, 2020 were $463.8 million, an increase of $27.3 million, or 6.3%, from net sales of $436.5 million in the prior year comparable period. On a constant currency basis, net sales increased 1.7% from the prior year comparable period primarily due to an increase in overall demand for our products including the growth in our plant based food and beverage products. Operating loss in our International reportable segment for the six months ended December 31, 2020 was $18.6 million, a decrease of $40.6 million from operating income of $22.0 million for the six months ended December 31, 2019. The decrease was primarily due to a reserve of $56.1 million recorded against the United Kingdom's Fruit business.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for the six months ended December 31, 2020 were $30.8 million, a decrease of $14.7 million, from $45.6 million in the prior year period. This change was primarily related to productivity and transformation costs included in Corporate and Other, which for the six months ended December 31, 2020 were $3.5 million, a decrease of $17.0 million, from $20.6 million for the six months ended December 31, 2019.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. As of December 31, 2020, $700.6 million was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants. We believe that our cash flows from operations and borrowing capacity under our Amended Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Our cash and cash equivalents balance, including those balances classified as held for sale, increased $22.9 million at December 31, 2020 to $60.6 million as compared to $37.8 million at June 30, 2020. Our working capital from continuing operations was $270.8 million at December 31, 2020, an increase of $10.1 million from $260.7 million at the end of fiscal 2020.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of December 31, 2020, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2020, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2020	2019	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$104,530	$17,148	$87,382
Investing activities from continuing operations	(25,244)	(16,217)	(9,027)
Financing activities from continuing operations	(62,170)	3,694	(65,864)
Effect of exchange rate changes on cash from continuing operations	5,734	1,382	4,352
Increase in cash from continuing operations	22,850	6,007	16,843
Decrease in cash from discontinued operations	—	(8,509)	8,509
Net increase (decrease) in cash and cash equivalents	$22,850	$(2,502)	$25,352

Cash provided by operating activities from continuing operations was $104.5 million for the six months ended December 31, 2020, an increase of $87.4 million from cash provided by operating activities from continuing operations of $17.1 million in the prior year period. This increase resulted primarily from an improvement of $51.7 million in net income adjusted for non-cash charges in the current period and greater cash generation of $35.7 million from our working capital accounts.

Cash used in investing activities from continuing operations was $25.2 million for the six months ended December 31, 2020, an increase of $9.0 million from $16.2 million in the prior year period primarily due to lower proceeds received in the prior year period from the sale of businesses.

Cash used in financing activities from continuing operations was $62.2 million for the six months ended December 31, 2020, a decrease in cash provided of $65.9 million compared to $3.7 million of cash provided in the prior year period. Cash used in financing activities from continuing operations for the six months ended December 31, 2020 included $13.0 million of net borrowings of our revolving credit facility and $71.7 million of share repurchases. Cash provided by financing activities from continuing operations for the six months ended December 31, 2019 included $309.9 million related to the proceeds from the sale of Tilda, partially offset by $305.3 million of net repayments of our term loan, revolving credit facility and other debt.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $74.9 million for the six months ended December 31, 2020, an improvement of $87.0 million from negative $12.2 million in the six months ended December 31, 2019. This improvement resulted primarily from an improvement of $51.7 million in net income adjusted for non-cash charges in the current period and greater cash generation of $35.7 million from our working capital accounts. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2020, the Company repurchased 2,204 shares under the program for a total of $71.7 million, excluding commissions, at an average price of $32.53 per share. As of December 31, 2020, the Company had $118.1 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three Months Ended December 31, 2020	$282,612	$245,806	$528,418
Impact of foreign currency exchange	(465)	(9,819)	(10,284)
Net sales on a constant currency basis - Three Months Ended December 31, 2020	$282,147	$235,987	$518,134

Net sales - Three Months Ended December 31, 2019	$280,693	$226,091	$506,784
Net sales growth on a constant currency basis	0.5%	4.4%	2.2%

Net sales - Six Months Ended December 31, 2020	$563,280	$463,765	$1,027,045
Impact of foreign currency exchange	(101)	(19,705)	(19,806)
Net sales on a constant currency basis - Six Months Ended December 31, 2020	$563,179	$444,060	$1,007,239

Net sales - Six Months Ended December 31, 2019	$552,394	$436,466	$988,860
Net sales growth on a constant currency basis	2.0%	1.7%	1.9%

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
A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2020	2019	2020	2019
Net income (loss)	$2,140	$(964)	$2,625	$(107,985)
Net (loss) income from discontinued operations, net of tax	(11)	(2,816)	11,255	(104,884)
Net income (loss) from continuing operations	2,151	1,852	(8,630)	(3,101)

Provision for income taxes	8,438	1,020	21,400	489
Interest expense, net	1,300	4,000	3,454	8,552
Depreciation and amortization	11,193	13,219	24,954	27,142
Equity in net loss of equity-method investees	1,076	338	1,095	655
Stock-based compensation, net	3,823	3,083	8,190	5,820
Unrealized currency losses (gains)	225	(485)	(977)	1,199
Productivity and transformation costs	5,363	12,260	6,513	26,435
Proceeds from insurance claim	—	—	—	(2,562)
Long-lived asset and intangibles impairment	25,179	1,889	57,676	1,889
Warehouse/manufacturing consolidation and other costs	3,325	639	3,715	2,518
SKU rationalization and inventory write-down	107	3,927	311	3,916
Loss (gain) on sale of businesses	9	1,783	(611)	1,783
Plant closure related costs	2	1,522	(4)	2,354
Litigation and related expenses	—	—	—	48
Adjusted EBITDA	$62,191	$45,047	$117,086	$77,137

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

A reconciliation from cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2020	2019
Cash flow provided by operating activities from continuing operations	$104,530	$17,148
Purchases of property, plant and equipment	(29,671)	(29,337)
Operating free cash flow from continuing operations	$74,859	$(12,189)

Off Balance Sheet Arrangements

At December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 during the six months ended December 31, 2020. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2020 - October 31, 2020	215,000	$31.84	215,000	$141.0
November 1, 2020 - November 30, 2020	732,541	32.25	707,644	$118.1
December 1, 2020 - December 31, 2020	12,738	37.14	—	$118.1
Total	960,279	$32.22	922,644

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three months ended December 31, 2020, the Company repurchased 923 shares pursuant to the repurchase program for a total of $29.7 million, excluding commissions, at an average price of $32.15 per share. As of December 31, 2020, the Company had $118.1 million of remaining authorization under the share repurchase program.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 9, 2021	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	February 9, 2021	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)