Form 10-Q
period 2021-03-31
HAIN CELESTIAL GROUP INC
filed 2021-05-06
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒

As of April 29, 2021, there were 99,720,275 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Quarterly Report on Form 10-Q, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, challenges and uncertainty resulting from the COVID-19 pandemic, the impact of competitive products and changes to the competitive environment, changes to consumer preferences, general economic and financial market conditions, potential legal claims and other risks relating to regulatory requirements, government investigations and other regulatory enforcement actions, the United Kingdom's exit from the European Union, consolidation of customers or the loss of a significant customer, reliance on independent distributors, risks associated with our international sales and operations, our ability to manage our supply chain effectively, volatility in the cost of commodities, ingredients, freight and fuel, our ability to implement cost savings initiatives, the impact of our debt covenants, the potential discontinuation of LIBOR, our ability to manage our financial reporting and internal control system processes, costs incurred due to pending and future litigation, potential liability, including in connection with indemnification obligations to our former officers and members of our Board of Directors that may not be covered by insurance, potential liability if our products cause illness or physical harm, impairments in the carrying value of goodwill or other intangible assets, our ability to consummate divestitures, the availability of organic ingredients, disruption of operations at our manufacturing facilities, loss of one or more independent co-packers, disruption of our transportation systems, risks relating to the protection of intellectual property, the risk of liabilities and claims with respect to environmental matters, the reputation of our brands, our reliance on independent certification for a number of our products and other risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 under the heading “Risk Factors”, and Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports that we file in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2021 AND JUNE 30, 2020
(In thousands, except par values)

	March 31,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$53,014	$37,771
Accounts receivable, less allowance for doubtful accounts of $1,178 and $638, respectively	190,737	170,969
Inventories	313,898	248,170
Prepaid expenses and other current assets	38,648	95,690
Assets held for sale	—	8,334
Total current assets	596,297	560,934
Property, plant and equipment, net	311,342	289,256
Goodwill	877,723	861,958
Trademarks and other intangible assets, net	324,791	346,462
Investments and joint ventures	17,342	17,439
Operating lease right-of-use assets	90,130	88,165
Other assets	22,263	24,238
Total assets	$2,239,888	$2,188,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,223	$171,009
Accrued expenses and other current liabilities	120,498	124,045
Current portion of long-term debt	699	1,656
Liabilities related to assets held for sale	—	3,567
Total current liabilities	331,420	300,277
Long-term debt, less current portion	255,540	281,118
Deferred income taxes	36,103	51,849
Operating lease liabilities, noncurrent portion	83,564	82,962
Other noncurrent liabilities	31,579	28,692
Total liabilities	738,206	744,898
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,466 and 109,123 shares, respectively; outstanding: 99,706 and 101,885 shares, respectively	1,096	1,092
Additional paid-in capital	1,183,759	1,171,875
Retained earnings	650,740	614,171
Accumulated other comprehensive loss	(77,682)	(171,392)
	1,757,913	1,615,746
Less: Treasury stock, at cost, 9,753 and 7,238 shares, respectively	(256,231)	(172,192)
Total stockholders’ equity	1,501,682	1,443,554
Total liabilities and stockholders’ equity	$2,239,888	$2,188,452
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$492,604	$553,297	$1,519,649	$1,542,157
Cost of sales	362,698	420,902	1,140,614	1,206,324
Gross profit	129,906	132,395	379,035	335,833
Selling, general and administrative expenses	74,223	85,447	236,995	245,205
Amortization of acquired intangible assets	2,145	3,174	6,771	9,446
Productivity and transformation costs	4,553	11,514	12,371	37,949
Proceeds from insurance claim	(592)	(400)	(592)	(2,962)
Long-lived asset and intangibles impairment	—	13,525	57,676	15,414
Operating income	49,577	19,135	65,814	30,781
Interest and other financing expense, net	2,030	4,037	6,820	15,068
Other expense (income), net	1,566	(260)	(852)	2,312
Income from continuing operations before income taxes and equity in net (income) loss of equity-method investees	45,981	15,358	59,846	13,401
Provision (benefit) for income taxes	11,797	(10,242)	33,197	(9,753)
Equity in net (income) loss of equity-method investees	(70)	564	1,025	1,219
Net income from continuing operations	$34,254	$25,036	$25,624	$21,935
Net (loss) income from discontinued operations, net of tax	—	(697)	11,255	(105,581)
Net income (loss)	$34,254	$24,339	$36,879	$(83,646)

Net income (loss) per common share:
Basic net income per common share from continuing operations	$0.34	$0.24	$0.25	$0.21
Basic net (loss) income per common share from discontinued operations	—	(0.01)	0.11	(1.01)
Basic net income (loss) per common share	$0.34	$0.23	$0.36	$(0.80)

Diluted net income per common share from continuing operations	$0.34	$0.24	$0.25	$0.21
Diluted net (loss) income per common share from discontinued operations	—	(0.01)	0.11	(1.01)
Diluted net income (loss) per common share	$0.34	$0.23	$0.36	$(0.80)

Shares used in the calculation of net income (loss) per common share:
Basic	99,831	104,032	100,502	104,192
Diluted	101,596	104,337	101,385	104,489

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)

	Three Months Ended
	March 31, 2021			March 31, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$34,254			$24,339
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$1,672	$—	1,672	$(52,315)	$—	(52,315)
Reclassification of currency translation adjustment included in Net income from continuing operations, net of tax	14,725	—	14,725	—	—	—
Change in deferred gains (losses) on cash flow hedging instruments	322	(68)	254	134	(25)	109
Change in deferred gains (losses) on net investment hedging instruments	3,810	(800)	3,010	—	—	—
Total other comprehensive income (loss)	$20,529	$(868)	$19,661	$(52,181)	$(25)	$(52,206)

Total comprehensive income (loss)			$53,915			$(27,867)

	Nine Months Ended
	March 31, 2021			March 31, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$36,879			$(83,646)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$80,491	$—	80,491	$(42,602)	$—	(42,602)
Reclassification of currency translation adjustment included in Net income from continuing operations, net of tax	15,906	—	15,906	95,120	—	95,120
Change in deferred gains (losses) on cash flow hedging instruments	474	(100)	374	108	(25)	83
Change in deferred (losses) gains on net investment hedging instruments	(3,875)	814	(3,061)	—	—	—
Total other comprehensive income (loss)	$92,996	$714	$93,710	$52,626	$(25)	$52,601

Total comprehensive income (loss)			$130,589			$(31,045)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021
(In thousands, except par values)

							Accumulated
	Common Stock		Additional				Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-13				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(468)		(468)
Repurchases of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581
Net income				2,140				2,140
Other comprehensive income							43,044	43,044
Issuance of common stock pursuant to stock-based compensation plans	162	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					38	(1,255)		(1,255)
Repurchases of common stock					923	(29,684)		(29,684)
Stock-based compensation expense			3,823					3,823
Balance at December 31, 2020	109,339	$1,095	$1,180,062	$616,486	9,500	$(245,651)	$(97,343)	$1,454,649
Net income				34,254				34,254
Other comprehensive income							19,661	19,661
Issuance of common stock pursuant to stock-based compensation plans	127	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					49	(2,018)		(2,018)
Repurchases of common stock					204	(8,562)		(8,562)
Stock-based compensation expense			3,698					3,698
Balance at March 31, 2021	109,466	$1,096	$1,183,759	$650,740	9,753	$(256,231)	$(77,682)	$1,501,682

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020
(In thousands, except par values)

							Accumulated
	Common Stock		Additional				Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(107,021)				(107,021)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							56,110	56,110
Issuance of common stock pursuant to stock-based compensation plans	40	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					17	(312)		(312)
Stock-based compensation expense			3,281					3,281
Balance at September 30, 2019	108,873	$1,089	$1,161,537	$587,557	4,631	$(110,351)	$(168,894)	$1,470,938
Net loss				(964)				(964)
Other comprehensive income							48,697	48,697
Issuance of common stock pursuant to stock-based compensation plans	146	2	(2)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					27	(671)		(671)
Stock-based compensation expense			3,083					3,083
Balance at December 31, 2019	109,019	$1,091	$1,164,618	$586,593	4,658	$(111,022)	$(120,197)	$1,521,083
Net income				24,339				24,339
Other comprehensive loss							(52,206)	(52,206)
Issuance of common stock pursuant to stock-based compensation plans	70	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(523)		(523)
Repurchases of common stock					2,439	(57,406)		(57,406)
Stock-based compensation expense			3,761					3,761
Balance at March 31, 2020	109,089	$1,092	$1,168,378	$610,932	7,117	$(168,951)	$(172,403)	$1,439,048

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2021 AND 2020
(In thousands)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,879	$(83,646)
Net income (loss) from discontinued operations	11,255	(105,581)
Net income from continuing operations	25,624	21,935
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	37,768	40,069
Deferred income taxes	3,216	(9,035)
Equity in net loss of equity-method investees	1,025	1,219
Stock-based compensation, net	11,888	9,581
Long-lived asset and intangibles impairment	57,676	15,414
Other non-cash items, net	494	2,335
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(20,721)	(30,870)
Inventories	(60,304)	47,280
Other current assets	56,487	10,302
Other assets and liabilities	(952)	(1,166)
Accounts payable and accrued expenses	34,316	(42,972)
Net cash provided by operating activities from continuing operations	146,517	64,092
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(53,062)	(46,961)
Proceeds from sale of businesses, net and other	27,094	14,428
Net cash used in investing activities from continuing operations	(25,968)	(32,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	206,000	197,000
Repayments under bank revolving credit facility	(231,000)	(254,500)
Repayments under term loan	—	(206,250)
Proceeds from discontinued operations entities	—	305,247
Repayments of other debt, net	(1,917)	(1,502)
Share repurchases	(80,298)	(57,406)
Shares withheld for payment of employee payroll taxes	(3,741)	(1,506)
Net cash used in financing activities from continuing operations	(110,956)	(18,917)
Effect of exchange rate changes on cash from continuing operations	5,650	(2,110)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	—	(6,146)
Cash provided by investing activities	—	297,592
Cash used in financing activities	—	(299,418)
Effect of exchange rate changes on cash from discontinued operations	—	(537)
Net cash flows used in discontinued operations	—	(8,509)
Net increase in cash and cash equivalents	15,243	2,023
Cash and cash equivalents at beginning of period	37,771	39,526
Cash and cash equivalents at end of period	$53,014	$41,549

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share amounts)

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's®™ (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy, with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

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

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. In fiscal 2021, the Company divested Danival®, its U.K. fruit business, primarily consisting of the Orchard House® Foods Limited business and associated brands, and subsequent to the quarter ended March 31, 2021, the Company completed the sale of both WestSoy® and Dream®.

Productivity and Transformation Costs
In fiscal 2019, the Company announced an initiative that sought to identify areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of this initiative, during fiscal 2020, the Company began the integration of its United States and Canada operations in alignment with the North America reportable segment structure. In addition, during fiscal 2021, the Company initiated cost reduction programs for its international businesses in the United Kingdom and Europe. The Company will carry out additional productivity initiatives under this strategy in fiscal 2021.

Productivity and transformation costs include costs such as consulting and severance costs relating to streamlining the Company’s manufacturing plants, co-packers and supply chain, eliminating served categories or brands within those categories, and product rationalization initiatives which are aimed at eliminating slow moving SKUs.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results, and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 4, Dispositions, for additional information.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2020 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2020 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Company is currently assessing the impact that these standards will have on its consolidated financial statements.

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

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	$34,254	$25,036	$25,624	$21,935
Net (loss) income from discontinued operations	—	(697)	11,255	(105,581)
Net income (loss)	$34,254	$24,339	$36,879	$(83,646)

Denominator:
Basic weighted average shares outstanding	99,831	104,032	100,502	104,192
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,765	305	883	297
Diluted weighted average shares outstanding	101,596	104,337	101,385	104,489
Basic net income (loss) per common share:
Continuing operations	$0.34	$0.24	$0.25	$0.21
Discontinued operations	—	(0.01)	0.11	(1.01)
Basic net income (loss) per common share	$0.34	$0.23	$0.36	$(0.80)
Diluted net income (loss) per common share:
Continuing operations	$0.34	$0.24	$0.25	$0.21
Discontinued operations	—	(0.01)	0.11	(1.01)
Diluted net income (loss) per common share	$0.34	$0.23	$0.36	$(0.80)

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

There were 4 and 512 restricted stock awards and stock options excluded from our calculation of diluted net income per share for the three months ended March 31, 2021 and 2020, respectively, as such awards were anti-dilutive. Additionally, there were 23 and 2,616 stock-based awards excluded for the three months ended March 31, 2021 and 2020, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

There were 182 and 450 restricted stock awards and stock options excluded from the calculation of diluted net income (loss) per share for the nine months ended March 31, 2021 and March 31, 2020, respectively, as such awards were anti-dilutive. Additionally, there were 957 and 2,685 stock-based awards excluded for the nine months ended March 31, 2021 and 2020, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended March 31, 2021, the Company repurchased 204 shares under the repurchase program for a total of $8,562, excluding commissions, at an average price of $41.86 per share. During the nine months ended March 31, 2021, the Company repurchased 2,408 shares under the repurchase program for a total of $80,255, excluding commissions, at an average price of $33.33 per share. As of March 31, 2021, the Company had $109,495 of remaining authorization under the share repurchase program.

4.     DISPOSITIONS

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. The sale was completed on January 13, 2021 (the "Closing Date") for total cash consideration of $38,547 of which $2,056 was due as of March 31, 2021 and was subsequently collected in April 2021.

Fruit operated in the United Kingdom and was included in the Company's International reportable segment, comprising 4.9% and 8.6% of the Company's net sales during the nine months ended March 31, 2021 and 2020, respectively. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30 and December 31, 2020, recognizing a pre-tax non-cash loss to reduce the carrying value to its estimated fair value, less costs to sell of $56,093 during the six months ended December 31, 2020.

At the Closing Date, the assets and liabilities of the Fruit business consisted of the following:

January 13,
2021
ASSETS
Cash and cash equivalents	$13,559
Accounts receivable, less allowance for doubtful accounts	14,057
Inventories	5,028
Prepaid expenses and other current assets	2,728
Property, plant and equipment, net	25,039
Goodwill	14,362
Other intangible assets, net	36,171
Operating lease right-of-use assets	5,623
Allowance for reduction of assets held for sale	(58,444)
Total assets	$58,123
LIABILITIES
Accounts payable	$14,428
Accrued expenses and other current liabilities	4,229
Operating lease liabilities	5,039
Deferred tax liabilities	7,298
Other liabilities	1,942
Total liabilities	$32,936

The Company deconsolidated the net assets of the Fruit business during the three months ended March 31, 2021, recognizing a pre-tax loss on sale of $1,904.

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

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to Ebro Foods S.A. (the "Purchaser") for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. In January 2020, the Company and the Purchaser agreed to fully resolve all matters relating to post-closing adjustments to the sale price, resulting in a final aggregate sale price of $341,800. The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

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

The following table presents the major classes of Tilda’s results within “Net income (loss) from discontinued operations, net of tax” in the Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$—	$—	$—	$30,399
Cost of sales	—	—	—	26,648
Gross profit	—	—	—	3,751
Selling, general and administrative expense	—	—	—	5,185
Other expense	—	—	75	1,172
Interest expense(1)	—	—	—	2,432
Translation loss(2)	—	—	—	95,120
Gain on sale of discontinued operations	—	540	—	(9,630)
Net loss from discontinued operations before income taxes	—	(540)	(75)	(90,528)
(Benefit) provision for income taxes(3)	—	(965)	(11,320)	12,900
Net income (loss) from discontinued operations, net of tax	$—	$425	$11,245	$(103,428)

(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes $11,320 of tax benefit related to the legal entity reorganization for the nine months ended March 31, 2021, as well as a tax benefit related to the gain on the sale of Tilda of $750 and tax expense of $14,500 for the three and nine months ended March 31, 2020, respectively.

There were no assets or liabilities from discontinued operations associated with Tilda as of March 31, 2021 or June 30, 2020.

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

The Company is presenting the operating results and cash flows of HPPC within discontinued operations in the nine months ended March 31, 2021 and in the comparable prior year period.

Sale of Plainville Farms Business ("Plainville")

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for Plainville (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of Plainville as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provided for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which expired nineteen months after issuance, during the first quarter of fiscal 2021. The Company was entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of Plainville occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At March 31, 2021, the Company had not recorded an asset associated with the earnout.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit (loss)	—	—	—	—
Selling, general and administrative expense	—	—	—	—
Asset impairments	—	—	—	—
Other income	—	—	(10)	—
Loss on sale of discontinued operations(1)	—	1,781	—	3,205
Net (loss) income from discontinued operations before income taxes	—	(1,781)	10	(3,205)
Benefit for income taxes	—	(659)	—	(1,052)
Net (loss) income from discontinued operations, net of tax	$—	$(1,122)	$10	$(2,153)

(1) Primarily relates to preliminary closing balance sheet adjustments.

There were no assets or liabilities from discontinued operations associated with HPPC at March 31, 2021 or June 30, 2020.

5.    INVENTORIES

Inventories consisted of the following:

	March 31, 2021	June 30, 2020
Finished goods	$213,411	$158,162
Raw materials, work-in-progress and packaging	100,487	90,008
	$313,898	$248,170

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. Inventory write-downs for the three months ended March 31, 2021 and March 31, 2020 were $0 and $1,362, respectively. Inventory write-downs for the nine months ended March 31, 2021 and March 31, 2020 were $311 and $5,278, respectively.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2021	June 30, 2020
Land	$14,561	$13,866
Buildings and improvements	73,240	74,325
Machinery and equipment	317,270	288,466
Computer hardware and software	61,661	60,391
Furniture and fixtures	23,272	20,044
Leasehold improvements	39,009	40,876
Construction in progress	34,980	16,489
	563,993	514,457
Less: accumulated depreciation and amortization	252,651	225,201
	$311,342	$289,256

Depreciation expense for the three months ended March 31, 2021 and 2020 was $9,118 and $7,789, respectively. Depreciation expense for the nine months ended March 31, 2021 and 2020 was $26,302 and $23,518, respectively.

As of December 31, 2020, the Company reclassified $24,971 of Property, plant and equipment, net to Assets held for sale as part of the held for sale accounting related to the Company's Fruit business (see Note 4, Dispositions, for more information related to the held for sale assets). There was an impairment charge of $1,333 recorded during the nine months ended March 31, 2021 and no impairment charge recorded during the nine months ended March 31, 2020.

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
The components of lease expenses for the three and nine months ended March 31, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Operating lease expenses	$4,129	$4,545	$12,290	$14,034
Finance lease expenses	72	272	318	761
Variable lease expenses	247	633	1,204	1,873
Short-term lease expenses	458	490	1,701	1,349
Total lease expenses	$4,906	$5,940	$15,513	$18,017

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2021	June 30, 2020
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets	$90,130	$88,165
Finance lease ROU assets, net	Property, plant and equipment, net	615	691
Total leased assets		$90,745	$88,856

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$11,086	$12,338
Finance	Current portion of long-term debt	245	308
Non-current
Operating	Operating lease liabilities, noncurrent portion	83,564	82,962
Finance	Long-term debt, less current portion	376	316
Total lease liabilities		$95,271	$95,924

Additional information related to leases is as follows:

	Nine Months Ended
	March 31, 2021	March 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,954	$12,856
Operating cash flows from finance leases	$13	$18
Financing cash flows from finance leases	$285	$372
ROU assets obtained in exchange for lease obligations (a):
Operating leases	$18,349	$94,389
Finance leases	$671	$1,092
Weighted average remaining lease term:
Operating leases	10.0 years	8.4 years
Finance leases	4.1 years	2.3 years
Weighted average discount rate:
Operating leases	3.2%	2.7%
Finance leases	3.9%	2.9%

(a) ROU assets obtained in exchange for lease obligations includes leases which commenced, were modified or terminated. The balance for the nine months ended March 31, 2020 also included $87,414 relating to the impact of the adoption of ASU 2016-02 effective July 1, 2019.

Maturities of lease liabilities as of March 31, 2021 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021 (remainder of year)	$2,665	$71	$2,736
2022	14,358	246	14,604
2023	13,596	133	13,729
2024	11,878	51	11,929
2025	10,663	51	10,714
Thereafter	60,084	127	60,211
Total lease payments	113,244	679	113,923
Less: Imputed interest	18,594	58	18,652
Total lease liabilities	$94,650	$621	$95,271

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021	$14,781	$308	$15,089
2022	13,798	205	14,003
2023	12,833	95	12,928
2024	10,941	18	10,959
2025	9,521	6	9,527
Thereafter	51,545	—	51,545
Total lease payments	113,419	632	114,051
Less: Imputed interest	18,119	8	18,127
Total lease liabilities	$95,300	$624	$95,924

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2020 (a)	$606,055	$255,903	$861,958
Reclassification of goodwill to assets held for sale	—	(14,362)	(14,362)
Translation and other adjustments, net	2,642	27,484	30,127
Balance as of March 31, 2021 (a)	$608,697	$269,025	$877,723

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

As of September 30 and December 31, 2020, Fruit, a part of the International reportable segment, was classified as held for sale and therefore, goodwill associated with Fruit was reclassified to Assets held for sale within the Consolidated Balance Sheet as of December 31, 2020. See Note 4, Dispositions, for more information. Fruit was a component of the Company's Hain Daniels reporting unit. The decision to sell the business was a triggering event requiring an interim goodwill impairment test for the Hain Daniels reporting unit. No impairment was recorded during the nine months ended March 31, 2021.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2021	June 30, 2020
Non-amortized intangible assets:
Trademarks and tradenames (a)	$280,690	$278,103
Amortized intangible assets:
Other intangibles	148,422	184,854
Less: accumulated amortization	(104,321)	(116,495)
Net carrying amount	$324,791	$346,462

(a) The gross carrying value of trademarks and tradenames is reflected net of $93,273 of accumulated impairment charges as of both March 31, 2021 and June 30, 2020.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the nine months ended March 31, 2021 or 2020.

During the nine months ended March 31, 2021, the Company reclassified certain of its indefinite-lived intangible assets consisting of trademarks and tradenames to definite-lived intangible assets and began amortization of these assets. The annualized amortization expense of these assets is $914 and will amortize over an estimated useful life of 10 years.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and certain trademarks and tradenames and are amortized over their estimated useful lives of 3 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Amortization of acquired intangibles	$2,145	$3,174	$6,771	$9,446

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2021	June 30, 2020
Revolving credit facility	$255,000	$280,000
Other borrowings	1,239	2,774
	256,239	282,774
Short-term borrowings and current portion of long-term debt	699	1,656
Long-term debt, less current portion	$255,540	$281,118

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, Pounds Sterling and Canadian dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of March 31, 2021, there were $255,000 of borrowings outstanding under the revolving credit facility and $6,394 letters of credit outstanding under the Credit Agreement. In the nine months ended March 31, 2020, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in Interest and other financing expense, net in the Consolidated Statements of Operations.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio (as defined in the Credit Agreement) and interest coverage ratio (as defined in the Credit Agreement) were adjusted. The Company’s allowable consolidated leverage ratio is no more than 3.75 to 1.0 from March 31, 2021 and thereafter. Additionally, the Company’s required consolidated interest coverage ratio was no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter.

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

As of March 31, 2021, $738,606 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.875% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at March 31, 2021 was 1.11%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

The effective income tax rate from continuing operations was an expense of 25.7% and a benefit of 66.7% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations was an expense of 55.5% and a benefit of 72.8% for the nine months ended March 31, 2021 and 2020, respectively. The effective income tax rates from continuing operations for the nine months ended March 31, 2021 were impacted by various discrete items including the tax impact of the Fruit impairment and disposal, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. In addition, the effective income tax rates from continuing operations for the three and nine months ended March 31, 2021 and 2020 were impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income ("GILTI") and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

Through the nine months ended March 31, 2021, the Company received $53,817 including $1,317 of interest from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") tax loss carryback refund claims.

There were no discontinued operations for the three months ended March 31, 2021 and an income tax benefit from discontinued operations of $11,320 for the nine months ended March 31, 2021. The income tax from discontinued operations was a benefit of $1,624 and expense of $11,848 for the three and nine months ended March 31, 2020, respectively. The benefit for income tax for the nine months ended March 31, 2021 was impacted by a legal entity reorganization. The expense for income taxes for the nine months ended March 31, 2020 was impacted by $14,500 of tax related to the tax gain on the sale of the Tilda entities.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$1,672	$(52,315)	$80,491	$(42,602)
Amounts reclassified into income (2)	14,725	—	15,906	95,120
Deferred gains (losses) on cash flow hedging instruments:
Amount of gain (loss) gain recognized in AOCL on derivatives (3)	1,168		(621)	—
Amount of (loss) gain reclassified from AOCL into (expense) income (3)	(914)	109	995	83
Deferred gains (losses) on net investment hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives (3)	3,107	—	(2,763)	—
Amount of loss reclassified from AOCL into expense (3)	(97)	—	(298)	—
Net change in AOCL	$19,661	$(52,206)	$93,710	$52,601

(1) Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net gain of $0 and $453 for the three months ended March 31, 2021 and 2020, respectively. Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were a net loss of $0 and $703 for the nine months ended March 31, 2021 and 2020, respectively.
(2) Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sales of Danival and Fruit, the Company reclassified $15,906 of translation losses from accumulated comprehensive loss to the Company's results of operations. At the completion of the sale of Tilda, the Company reclassified $95,120 of translation losses from accumulated comprehensive loss to the Company’s results of discontinued operations.
(3) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three and nine months ended March 31, 2021 and 2020.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Selling, general and administrative expense	$3,698	$3,761	$11,888	$9,581
Discontinued operations	—	—	—	544
Total compensation cost recognized for stock-based compensation plans	$3,698	$3,761	$11,888	$10,125
Related income tax benefit	$441	$630	$1,447	$1,300

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the nine months ended March 31, 2021 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2020	2,049	$15.85
Granted	206	$35.45
Vested	(333)	$23.58
Forfeited	(109)	$16.50
Non-vested RSAs, RSUs and PSUs outstanding at March 31, 2021	1,813	$16.59

At March 31, 2021 and June 30, 2020, the table above includes a total of 1,389 and 1,384 shares (including an inducement grant of 350 shares made to the Company's CEO as previously disclosed), respectively, that represent the target number of shares that may be earned based on pre-defined market conditions and are eligible to vest ranging from zero to 300% of target. Vested shares during the current period include a total of 20 shares under the 2018-2020 LTIP that actually vested at 150% of target based on achievement of the maximum relative TSR target.

	Nine Months Ended March 31,
	2021	2020
Fair value of RSAs, RSUs and PSUs granted	$7,298	$16,634
Fair value of shares vested	$12,266	$5,848
Tax benefit recognized from restricted shares vesting	$1,786	$(102)

At March 31, 2021, there was $13,091 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.2 years.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Chop't Holdings, LLC (“Chop’t”). Chop’t develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Chop’t. At March 31, 2021 and June 30, 2020, the carrying value of the Company’s investment in Chop’t was $11,098 and $12,793, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited, a joint venture with Hutchison China Meditech Ltd., accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd., a joint venture with Future Consumer Ltd, accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, in which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $6,244 and $4,646 as of March 31, 2021 and June 30, 2020, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$682	$—	$682	$—
Equity investment	618	618	—	—
Total	$1,300	$618	$682	$—
Liabilities:
Derivative financial instruments	10,831	—	10,831	—
Total	$10,831	$—	$10,831	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents	$7	$7	$—	$—
Derivative financial instruments	1,014	—	1,014	—
Equity investment	562	562	—	—
Total	$1,583	$569	$1,014	$—
Liabilities:
Derivative financial instruments	6,405	—	6,405	—
Total	$6,405	$—	$6,405	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2021 or 2020.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (see Note 9, Debt and Borrowings).

In addition to the instruments named above, the Company makes fair value measurements in connection with its assets and liabilities classified as held for sale, as these balances represent the estimated fair value, less costs to sell (See Note 4, Dispositions). The Company also makes fair value measurements in connection with its interim and annual goodwill and tradename impairment testing. These measurements fall into Level 3 of the fair value hierarchy (See Note 8, Goodwill and Other Intangible Assets).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of March 31, 2021 and June 30, 2020 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of March 31, 2021 and June 30, 2020. These estimates are not necessarily indicative of the amounts we could ultimately realize.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining three months of fiscal 2021, the Company estimates that an additional $174 will be reclassified as an increase to interest expense.

As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2021, the Company estimates that an additional $82 relating to cross-currency swaps will be reclassified as an increase to interest income.

As of March 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

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

As of March 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of March 31, 2021, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$9	Accrued expenses and other current liabilities / Other noncurrent liabilities	$313
Cross-currency swaps	Prepaid expenses and other current assets	673	Other noncurrent liabilities	10,518
Total derivatives designated as hedging instruments		$682		$10,831

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$856
Cross-currency swaps	Prepaid expenses and other current assets	746	Other noncurrent liabilities	5,475
Foreign currency forward contracts	Prepaid expenses and other current assets	75	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$821		$6,331

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	193	Accrued expenses and other current liabilities	74
Total derivative instruments		$1,014		$6,405

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of the three months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Interest rate swaps	$217	$—	Interest and other financing expense, net	$(82)	$—
Cross-currency swaps	1,262	—	Interest and other financing expense, net / Other expense (income), net	1,239	—
Foreign currency forward contracts	—	134	Cost of sales	—	$—
Total	$1,479	$134		$1,157	$—

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of the nine months ended March 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2021	2020		2021	2020
Interest rate swaps	$341	$—	Interest and other financing expense, net	$(212)	$—
Cross-currency swaps	(1,124)	—	Interest and other financing expense, net / Other expense (income), net	(1,120)	—
Foreign currency forward contracts	(2)	128	Cost of sales	73	26
Total	$(785)	$128		$(1,259)	$26

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of March 31, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
(Loss) gain on cash flow hedging relationships
Interest rate swaps
Amount of (loss) reclassified from AOCL into expense	$—	$(82)	$—	$—	$—	$—
Cross-currency swaps
Amount of gain reclassified from AOCL into income	$—	$39	$1,200	$—	$—	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$—	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the nine months ended of March 31, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Nine Months Ended March 31, 2021			Nine Months Ended March 31, 2020
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
(Loss) gain on cash flow hedging relationships
Interest rate swaps
Amount of (loss) gain reclassified from AOCL into expense	$—	$(212)	$—	$—	$—	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income (expense)	$—	$120	$(1,240)	$—	$—	$—
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$73	$—	$—	$26	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Cross-currency swaps	$3,933	$—	Interest and other financing expense, net	$123	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the nine months ended March 31, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2021	2020		2021	2020
Cross-currency swaps	$(3,498)	$—	Interest and other financing expense, net	$377	$—

Non-Designated Hedges

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the three months ended March 31, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2021	2020
Foreign currency forward contracts	Other (income) expense, net	$—	$(336)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the nine months ended March 31, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended March 31,
		2021	2020
Foreign currency forward contracts	Other (income) expense, net	$(399)	$(505)

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

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of March 31, 2021:

	Balance at June 30, 2020	Charges (reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at March 31, 2021
Termination benefits and personnel realignment	$11,541	$3,488	$(10,051)	$59	$5,037

The liability balance as of March 31, 2021 and June 30, 2020 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the Court extend the stay for an additional 30 days, to on or around December 7, 2020. Since that time, Plaintiffs and Defendants have filed a number of joint status reports, requesting that the Court stay applicable deadlines to allow for the production of certain materials by the Board of Directors for review by Plaintiffs. The current stay ordered by the Court is set to expire on May 7, 2021.

Baby Food Litigation

Since the beginning of the quarter ended March 31, 2021, approximately 25 pending consumer class actions have been brought against the Company alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally-occurring heavy metals, namely lead, arsenic, cadmium and mercury. These lawsuits generally allege that the Company violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had the Company made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. One of the consumer class actions (Jenna Johnson et. al. v. Beech Nut Nutrition Co., et. al.) filed in the U.S. District Court of Kansas also alleges civil RICO claims that the Company conspired with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. These actions have been filed against all of the major baby food manufacturers in federal courts across the country, although the majority of cases against the Company have been filed in the U.S. District Court for the Eastern District of New York. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

The claims raised in these lawsuits were brought in the wake of a highly-publicized report issued by the U.S. House of Representatives Subcommittee on Economic and Consumer Policy on Oversight and Reform, dated February 4, 2021 (the “House Report”), addressing the presence of heavy metals in baby foods made by certain manufacturers, including the Company. Since the publishing of the House Report, the Company has also received information requests with respect to the advertising and quality of its baby foods from certain governmental authorities, as such authorities investigate the claims made in the House Report. The Company is fully cooperating with these requests and is providing documents and other requested information.

On March 8, 2021, the plaintiffs in one of the lawsuits (Albano v. Hain Celestial Group) filed a petition before the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) seeking to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into single multidistrict proceeding in the U.S. District Court for the Eastern District of New York. On April 13, 2021, the Company and other baby food manufacturers, as well as numerous plaintiffs in the other lawsuits, filed responses to the Albano petition. The JPML has set a hearing and oral argument on the petition for May 27, 2021. The JPML is expected to decide by early June 2021 as to whether these lawsuits will be consolidated before a single court and, if so, where.

In addition to the consumer class actions discussed above, since the beginning of the quarter ended March 31, 2021, the Company has also been named in approximately six pending lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company's Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. Six of these cases make individual claims of injury, generally related to neurological development disorders such as autism and attention deficit hyperactivity disorder. Two of the lawsuits seek relief on behalf of a class of allegedly injured persons, including damages for medical monitoring for potential injuries that may develop later. The Company denies that its Products led to any of these injuries and will defend the cases vigorously.

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

Net sales and operating income are the primary measures used by the Company’s chief operating decision maker ("CODM") to evaluate segment operating performance and to decide how to allocate resources to segments. The CODM is the Company’s CEO. Expenses related to certain centralized administration functions that are not specifically related to an operating segment are included in Corporate and Other expenses. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other selected employees who perform duties related to the entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, certain Productivity and transformation costs are included in Corporate and Other. Expenses that are managed centrally, but can be attributed to a segment, such as employee benefits and certain facility costs, are allocated based on reasonable allocation methods. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net Sales:
North America	$287,500	$320,440	$850,780	$872,834
International	205,104	232,857	668,869	669,323
	$492,604	$553,297	$1,519,649	$1,542,157

Operating Income (Loss):
North America	$39,492	$28,873	$105,188	$64,067
International	26,774	18,660	8,144	40,666
	66,266	47,533	113,332	104,733
Corporate and Other (a)	(16,689)	(28,398)	(47,518)	(73,952)
	$49,577	$19,135	$65,814	$30,781

(a) In addition to general Corporate and Other expenses as described above, for the three months ended March 31, 2021, Corporate and Other included $2,804 of Productivity and transformation costs. For the three months ended March 31, 2020, Corporate and Other included $5,572 of Productivity and transformation costs and tradename impairment charges of $7,650 (related to North America).

For the nine months ended March 31, 2021, Corporate and Other included $6,343 of Productivity and transformation costs. For the nine months ended March 31, 2020, Corporate and Other included $26,142 of Productivity and transformation costs and tradename impairment charges of $9,539 ($4,007 related to North America; $5,532 related to International), partially offset by a benefit of $2,962 of proceeds from insurance claim.

The Company's net sales by product category are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Grocery	$322,107	$373,723	$1,030,544	$1,081,497
Snacks	79,768	79,252	235,641	227,925
Personal Care	50,446	66,950	144,057	138,880
Tea	40,283	33,372	109,407	93,855
Total	$492,604	$553,297	$1,519,649	$1,542,157

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
United States	$251,887	$279,534	$735,947	$758,759
United Kingdom	139,094	169,024	475,739	501,619
All Other	101,623	104,739	307,963	281,779
Total	$492,604	$553,297	$1,519,649	$1,542,157

The Company’s long-lived assets, which primarily represent net property, plant and equipment, operating lease right-of-use assets and noncurrent other assets by geographic area were as follows:

	March 31, 2021	June 30, 2020
United States	$165,516	$146,633
United Kingdom	148,929	149,943
All Other	109,290	105,303
Total	$423,735	$401,879

19.    RELATED PARTY TRANSACTIONS

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages brands, Dream® and WestSoy®, for $33,000 subject to customary post-closing adjustments. The purchaser in this transaction was SunOpta Inc. (“SunOpta”). The non-employee chair of the Company's Board of Directors is also the chair of the board of SunOpta.

SunOpta is also one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $3,649 and $2,513 in the three months ended March 31, 2021 and 2020, respectively, to SunOpta and its affiliated entities. For the nine months ended March 31, 2021 and 2020, the Company incurred expenses of $12,806 and $13,106, respectively, to SunOpta and its affiliated entities.

A former member of the Company's Board of Directors is a partner in a law firm which provides legal services to the Company. The Company incurred expenses of $259 and $1,141 in the three months ended March 31, 2021 and 2020, respectively, and $1,476 and $3,629 in the nine months ended March 31, 2021 and 2020, respectively, to the law firm and affiliated entities. The director resigned from the Board in February 2020.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2021 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Cautionary Note Regarding Forward Looking Information” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Farmhouse Fare™, Frank Cooper’s®, GG UniqueFiber®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's®™ (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, William’s™, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, Earth’s Best®, JASON®, Live Clean®, One Step® and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy, with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

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

In addition, as part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within its core portfolio. During fiscal 2019, for example, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. In fiscal 2021, the Company divested Danival®, along with its U.K. fruit business ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands, and in April 2021, the Company completed the sale of both WestSoy® and Dream®.

COVID-19

The COVID-19 pandemic continues to create challenging and unprecedented conditions, and we continue our commitment to supporting the global response to the crisis. Various policies and initiatives have been implemented by governments, organizations and individuals to reduce the global transmission of COVID-19.

Although there are effective vaccines for COVID-19 that have been approved for use, it is uncertain when the rate of vaccinations will allow a return to a more normal economic activity and business operations. Access to vaccines and vaccination rates vary greatly by country. In addition, recent lockdowns in Europe, the presence of new variants and efficacy of existing vaccines against new variants pose additional uncertainty about the duration and extent of the impact from the COVID-19 pandemic.

Employee and Consumer Health and Safety Precautions

From the outset of the pandemic, our first priority has been the well-being of our employees and consumers. We continue to consistently meet or exceed government guidelines for addressing the health and safety of our employees, including global travel restrictions, prohibitions against visitors, social distancing requirements, the use of thermal temperature scanners, and the provision of personal protective equipment to our employees. We have continued the use of certain technology to allow many of our office-based employees to work from home effectively.

Manufacturing Facilities and Supply Chain Challenges

Shelter-in-place and social distancing behaviors, which are being mandated or encouraged by governments and practiced by businesses and individuals, continue to create challenges for our manufacturing employees. We have safety protocols in place that consistently meet or exceed government guidelines for addressing the health and safety of our employees, and we have successfully implemented contingency plans overseen by crisis management teams to monitor the evolving needs of our business.

To date, there have been some disruptions to our supply chain network, including labor availability and the supply of our ingredients, packaging or other sourced materials. It is possible that additional disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with our contract manufacturers, distributors, and other external business partners to minimize the potential impact on our business.

Additionally, we continue to consolidate product shipping orders to more efficiently meet increased customer and consumer demand.

Consumer Demand

Shelter-in-place and social distancing behaviors have resulted in increased overall demand for our products, most notably in our grocery, snacks, tea and certain personal care product categories. Other product offerings have been adversely impacted due to changed consumer behavior and priorities, such as sun care products in the early stages of the pandemic.

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

Our Financial Position

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. Accordingly, to date, our financial position has benefited from the COVID-19 pandemic, albeit to a limited extent. We finance our operations primarily with the cash flows we generate from our operations and from borrowings available to us under our Third Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). As of March 31, 2021, we had borrowing capacity of $738.6 million available under the Amended Credit Agreement.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results, and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on discontinued operations.

Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2021 and 2020 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2021		March 31, 2020		Dollars	Percentage
Net sales	$492,604	100.0%	$553,297	100.0%	$(60,693)	(11.0)%
Cost of sales	362,698	73.6%	420,902	76.1%	(58,204)	(13.8)%
Gross profit	129,906	26.4%	132,395	23.9%	(2,489)	(1.9)%
Selling, general and administrative expenses	74,223	15.1%	85,447	15.4%	(11,224)	(13.1)%
Amortization of acquired intangible assets	2,145	0.4%	3,174	0.6%	(1,029)	(32.4)%
Productivity and transformation costs	4,553	0.9%	11,514	2.1%	(6,961)	(60.5)%
Proceeds from insurance claim	(592)	(0.1)%	(400)	(0.1)%	(192)	*
Long-lived asset and intangibles impairment	—	—%	13,525	2.4%	(13,525)	(100.0)%
Operating income	49,577	10.1%	19,135	3.5%	30,442	159.1%
Interest and other financing expense, net	2,030	0.4%	4,037	0.7%	(2,007)	(49.7)%
Other expense (income), net	1,566	0.3%	(260)	—%	1,826	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	45,981	9.3%	15,358	2.8%	30,623	199.4%
Provision (benefit) for income taxes	11,797	2.4%	(10,242)	(1.9)%	22,039	*
Equity in net (income) loss of equity-method investees	(70)	—%	564	0.1%	(634)	*
Net income from continuing operations	$34,254	7.0%	$25,036	4.5%	$9,218	36.8%
Net loss from discontinued operations, net of tax	—	—%	(697)	(0.1)%	697	*
Net income	$34,254	7.0%	$24,339	4.4%	$9,915	40.7%

Adjusted EBITDA	$73,752	15.0%	$60,690	11.0%	$13,062	21.5%
Diluted net income per common share from continuing operations	$0.34		$0.24		$0.10	41.7%
Diluted net loss per common share from discontinued operations	—		(0.01)		0.01	*
Diluted net income per common share	$0.34		$0.23		$0.11	47.8%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended March 31, 2021 were $492.6 million, a decrease of $60.7 million, or 11.0%, as compared to $553.3 million in the three months ended March 31, 2020. On a constant currency basis, and adjusted for the impact of divestitures and discontinued brands, net sales decreased approximately 6.0% from the prior year quarter. Net sales on a constant currency basis, adjusted for the impact of divestitures and discontinued brands, decreased in both the North America and International reportable segments. Further details of changes in adjusted net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $129.9 million, a decrease of $2.5 million, or 1.9%, as compared to the prior year quarter primarily driven by lower sales. Gross profit margin was 26.4% of net sales, compared to 23.9% in the prior year quarter. The increase in margin was driven by cost savings from the Company's productivity and transformation initiatives, favorable product mix and lower trade promotion costs in both our North America and International reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74.2 million for the three months ended March 31, 2021, a decrease of $11.2 million, or 13.1%, from $85.4 million for the prior year quarter. The decrease was primarily due to lower marketing and advertising costs, salaries, consulting expense, travel and entertainment expenses, broker trade accruals and corporate expenses. Some of the decrease drivers were part of our productivity and transformation initiatives. Selling, general and administrative expenses as a percentage of net sales was 15.1% in the three months ended March 31, 2021 compared to 15.4% in the prior year quarter, reflecting a decrease of 30 basis points primarily attributable to the aforementioned items.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.1 million for the three months ended March 31, 2021, a decrease of $1.0 million from $3.2 million in the prior year quarter. The decrease was due to the elimination of the Fruit business intangible amortization during the third quarter of fiscal 2021 and finite-lived intangibles from historical acquisitions becoming fully amortized or impaired during fiscal year 2020, partially offset by amortization from some of the indefinite-lived intangibles being changed to finite-lived intangibles during the first quarter of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $4.6 million for the three months ended March 31, 2021, a decrease of $7.0 million from $11.5 million in the prior year quarter. The decrease was primarily due to higher consulting fees and severance costs incurred in connection with the Company’s productivity and transformation initiatives in the prior year quarter and fewer comparable costs incurred in the current year quarter.

Long-lived Asset and Intangibles Impairment

There were no long-lived asset and intangible impairment charges recorded in the three months ended March 31, 2021. In comparison, during the three months ended March 31, 2020, the Company recorded pre-tax impairment charges of $13.5 million of which $2.1 million related to certain tradenames within the Company's North America segment, $5.5 million related to certain tradenames within the Company's International segment and $5.9 million related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs.

Operating Income

Operating income for the three months ended March 31, 2021 was $49.6 million compared to $19.1 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $2.0 million for the three months ended March 31, 2021, a decrease of $2.0 million, or 49.7%, from $4.0 million in the prior year quarter. The decrease resulted primarily from lower interest expense as a result of lower outstanding debt and lower variable interest rates on the portion of the debt not hedged by the derivatives. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense (Income), Net

Other expense, net totaled $1.6 million for the three months ended March 31, 2021, compared to income of $0.3 million in the prior year quarter. The change from income to expense was primarily attributable to a loss on the sale of the Fruit business which occurred in the current year quarter.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2021 was $46.0 million compared to $15.4 million in the prior year quarter. The increase was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $11.8 million for the three months ended March 31, 2021 compared to an income tax benefit of $10.2 million in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 25.7% and a benefit of 66.7% for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective income tax rate from continuing operations for the three months ended March 31, 2021 was impacted by various discrete items including the finalization of fiscal year 2020 income tax returns. The income tax benefit for the three months ended March 31, 2020 was primarily due to the benefits from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") tax loss carryback.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net (Income) Loss of Equity-Method Investees

Our equity in net (income) loss from our equity-method investments for the three months ended March 31, 2021 was income of $0.1 million compared to a loss of $0.6 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended March 31, 2021 was $34.3 million, or $0.34 per diluted share, compared to net income of $25.0 million, or $0.24 per diluted share, for the three months ended March 31, 2020. The increase in net income from continuing operations was attributable to the factors noted above.

Net Loss from Discontinued Operations, Net of Tax

There was no net loss from discontinued operations, net of tax, for the three months ended March 31, 2021, compared to a loss of $0.7 million in the three months ended March 31, 2020.

See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income

Net income for the three months ended March 31, 2021 was $34.3 million, or $0.34 per diluted share, compared to net income of $24.3 million, or $0.23 per diluted share, in the prior year quarter. The change to net income was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $73.8 million and $60.7 million for the three months ended March 31, 2021 and 2020, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/21	$287,500	$205,104	$—	$492,604
Three months ended 3/31/20	320,440	232,857	—	553,297
$ change	$(32,940)	$(27,753)	n/a	$(60,693)
% change	(10.3)%	(11.9)%	n/a	(11.0)%

Operating income (loss)
Three months ended 3/31/21	$39,492	$26,774	$(16,689)	$49,577
Three months ended 3/31/20	28,873	18,660	(28,398)	19,135
$ change	$10,619	$8,114	$11,709	$30,442
% change	36.8%	43.5%	*	159.1%

Operating income (loss) margin
Three months ended 3/31/21	13.7%	13.1%	n/a	10.1%
Three months ended 3/31/20	9.0%	8.0%	n/a	3.5%

* Percentage is not meaningful due to one or more numbers being negative.

North America

Net sales in the North America reportable segment for the three months ended March 31, 2021 were $287.5 million, a decrease of $32.9 million, or 10.3%, from net sales of $320.4 million in the prior year quarter. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased by 7.9% from the prior year quarter. On an adjusted basis, the decrease was primarily driven by a large program with a wholesale club which was not repeated in the current quarter and pantry stocking in the prior year quarter as a result of stay-at-home orders at the beginning of the COVID-19 pandemic. Operating income in North America for the three months ended March 31, 2021 was $39.5 million, an increase of $10.6 million from $28.9 million in the prior year quarter due to lower trade promotion costs, a favorable product mix, lower selling, general and administrative expenses and supply chain cost efficiencies gained as a result of the Company's productivity and transformation initiatives.

International

Net sales in the International reportable segment for the three months ended March 31, 2021 were $205.1 million, a decrease of $27.8 million, or 11.9%, from net sales of $232.9 million in the prior year quarter. On a constant currency basis, and adjusted for the impact of divestitures and discontinued brands, net sales decreased by 2.6% from the prior year quarter. On an adjusted basis, the decrease was mainly due to United Kingdom customer inventory reductions that were elevated in three months ended December 31, 2020 in anticipation of potential Brexit supply disruptions as well as pantry stocking in the prior year quarter as a result of stay-at-home orders at the beginning of the COVID-19 pandemic. Operating income in our International reportable segment for the three months ended March 31, 2021 was $26.8 million, compared to operating income of $18.7 million for the three months ended March 31, 2020, an increase of $8.1 million due to lower trade promotion costs, supply chain cost efficiencies and lower selling, general and administrative expenses.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for the three months ended March 31, 2021 were $16.7 million, a decrease of $11.7 million, from $28.4 million. Included in the three months ended March 31, 2020 was a tradename impairment charge of $7.6 million compared with no tradename impairment charges in the three months ended March 31, 2021. In addition, the decrease is due to Productivity and transformation costs included in Corporate and Other, which for the three months ended March 31, 2021 were $2.8 million, a decrease of $2.8 million, from $5.6 million for the three months ended March 31, 2020.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2021 to Nine Months Ended March 31, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2021 and 2020 (amounts in thousands, other than percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2021		March 31, 2020		Dollars	Percentage
Net sales	$1,519,649	100.0%	$1,542,157	100.0%	$(22,508)	(1.5)%
Cost of sales	1,140,614	75.1%	1,206,324	78.2%	(65,710)	(5.4)%
Gross profit	379,035	24.9%	335,833	21.8%	43,202	12.9%
Selling, general and administrative expenses	236,995	15.6%	245,205	15.9%	(8,210)	(3.3)%
Amortization of acquired intangible assets	6,771	0.4%	9,446	0.6%	(2,675)	(28.3)%
Productivity and transformation costs	12,371	0.8%	37,949	2.5%	(25,578)	(67.4)%
Proceeds from insurance claim	(592)	—%	(2,962)	(0.2)%	2,370	*
Long-lived asset and intangibles impairment	57,676	3.8%	15,414	1.0%	42,262	274.2%
Operating income	65,814	4.3%	30,781	2.0%	35,033	113.8%
Interest and other financing expense, net	6,820	0.4%	15,068	1.0%	(8,248)	(54.7)%
Other (income) expense, net	(852)	(0.1)%	2,312	0.1%	(3,164)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	59,846	3.9%	13,401	0.9%	46,445	346.6%
Provision (benefit) for income taxes	33,197	2.2%	(9,753)	(0.6)%	42,950	*
Equity in net loss of equity-method investees	1,025	0.1%	1,219	0.1%	(194)	(15.9)%
Net income from continuing operations	$25,624	1.7%	$21,935	1.4%	$3,689	16.8%
Net income (loss) from discontinued operations, net of tax	11,255	0.7%	(105,581)	(6.8)%	116,836	*
Net income (loss)	$36,879	2.4%	$(83,646)	(5.4)%	$120,525	*

Adjusted EBITDA	$190,838	12.6%	$137,827	8.9%	$53,011	38.5%
Diluted net income per common share from continuing operations	$0.25		$0.21		$0.04	19.0%
Diluted net income (loss) per common share from discontinued operations	0.11		(1.01)		1.12	*
Diluted net income (loss) per common share	$0.36		$(0.80)		$1.16	*

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the nine months ended March 31, 2021 were $1,519.6 million, a decrease of $22.5 million, or 1.5%, as compared to $1,542.2 million in the nine months ended March 31, 2020 as a result of a decrease in sales in the North America reportable segments. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales increased approximately 1.6% from the prior comparable period. On an adjusted basis, net sales increased in both North America and International segments. Further details of changes in adjusted net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2021 was $379.0 million, an increase of $43.2 million, or 12.9%, as compared to the prior year comparable period. Gross profit margin was 24.9% of net sales, compared to 21.8% in the prior year comparable period. The increase was driven by cost savings from the Company's productivity and transformation initiatives, favorable product mix and lower trade promotion costs in both our North America and International reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $237.0 million for the nine months ended March 31, 2021, a decrease of $8.2 million, or 3.3%, from $245.2 million for the prior year comparable period. The decrease was due to lower broker trade accruals, salaries, consulting expense, travel and entertainment expenses and corporate expenses. Selling, general and administrative expenses as a percentage of net sales was 15.6% in the nine months ended March 31, 2021 compared to 15.9% in the prior year comparable period, attributable to the aforementioned items.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $6.8 million for the nine months ended March 31, 2021, a decrease of $2.7 million from $9.4 million in the prior year comparable period. The decrease was due to the elimination of the Fruit business intangible amortization since the first quarter of fiscal 2021 and finite-lived intangibles from historical acquisitions becoming fully amortized or impaired during fiscal year 2020, partially offset by amortization from some of the indefinite-lived intangibles being changed to finite-lived intangibles during the first quarter of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $12.4 million for the nine months ended March 31, 2021, a decrease of $25.6 million from $37.9 million in the prior year comparable period. The decrease was primarily due to higher consulting fees and severance costs incurred in connection with the Company’s productivity and transformation initiatives in the prior year period and fewer comparable costs incurred in fiscal 2021.

Proceeds from Insurance Claim

In the third quarter of fiscal year 2021, the Company received $0.6 million as payment from an insurance claim related to a litigation described in Note 17, Commitments and Contingencies. In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.9 million recognized in the nine months ended March 31, 2020.

Long-lived Asset and Intangibles Impairment

During the nine months ended March 31, 2021, the Company recognized a pre-tax impairment charge of $57.7 million, of which $56.1 million related to the reserve recorded against the assets of the Company's Fruit business (see Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q) and $1.6 million related to impairment of property, plant and equipment and other non-current assets not related to the Fruit business. During the nine months ended March 31, 2020, the Company recorded a pre-tax impairment charge of $15.4 million, of which $4.0 million related to certain tradenames within the Company's North America segment, $5.5 million related to certain tradenames within the Company's International segment and $5.9 million related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs.

Operating Income

Operating income for the nine months ended March 31, 2021 was $65.8 million compared to $30.8 million in the prior year comparable period because of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $6.8 million for the nine months ended March 31, 2021, a decrease of $8.2 million, or 54.7%, from $15.1 million in the prior year comparable period. The decrease resulted primarily from lower interest expense as a result of lower outstanding debt and lower variable interest rates on the portion of the debt not hedged by the derivatives. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $0.9 million for the nine months ended March 31, 2021, compared to expense of $2.3 million in the prior year comparable period. The change from expense to income was primarily attributable to net unrealized foreign currency losses in fiscal 2020 being higher than in fiscal 2021 principally due to foreign currency movements on the remeasurement of foreign currency denominated loans, partially offset by loss on sale of businesses of $1.3 million in fiscal 2021 compared with gain on sale of business of $2.1 million in fiscal 2020.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income from continuing operations before income taxes and equity in net loss of our equity-method investees for the nine months ended March 31, 2021 was $59.8 million compared to $13.4 million in the prior year comparable period. The increase was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $33.2 million for the nine months ended March 31, 2021 compared to a tax benefit of $9.8 million in the prior year comparable period.

The effective income tax rate from continuing operations was an expense of 55.5% and benefit of 72.8% for the nine months ended March 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations for the period ended March 31, 2021 was impacted by various discrete items including the tax impact of the sale of the Fruit business, the enacted change in the United Kingdom's corporate income tax rate to 19% and a legal entity reorganization completed during the quarter ended September 30, 2020. The income tax benefit for the nine months ended March 31, 2020 was mainly due to the benefits from the CARES Act carryback.

Through the nine months ended March 31, 2021, the Company received $53.8 million including $1.3 million of interest from the CARES Act tax loss carryback refund claims.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2021 was $1.0 million compared to $1.2 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the nine months ended March 31, 2021 was $25.6 million, or $0.25 per diluted share, compared to $21.9 million, or $0.21 per diluted share, for the nine months ended March 31, 2020. The increase in net income from continuing operations was attributable to the factors noted above.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax, for the nine months ended March 31, 2021 was income of $11.3 million, or $0.11 per diluted share, compared to a loss of $105.6 million, or $1.01 per diluted share, in the nine months ended March 31, 2020.

During the nine months ended March 31, 2021, the Company recognized a $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. Net loss from discontinued operations, net of tax, for the nine months ended March 31, 2020 included a reclassification of $95.1 million of cumulative translation losses from accumulated other comprehensive loss to the Company's results of the Tilda business' discontinued operations. The income tax expense from discontinued operations of $13.5 million for the nine months ended March 31, 2020 was impacted by $15.3 million of tax related to the tax gain on the sale of the Tilda entities.

See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income (Loss)

Net income for the nine months ended March 31, 2021 was $36.9 million, or $0.36 per diluted share, compared to a net loss of $83.6 million, or $0.80 per diluted share, in the prior year comparable period. The change from net loss to net income was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $190.8 million and $137.8 million for the nine months ended March 31, 2021 and 2020, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/21	$850,780	$668,869	$—	$1,519,649
Nine months ended 3/31/20	872,834	669,323	—	1,542,157
$ change	$(22,054)	$(454)	n/a	$(22,508)
% change	(2.5)%	(0.1)%	n/a	(1.5)%

Operating income (loss)
Nine months ended 3/31/21	$105,188	$8,144	$(47,518)	$65,814
Nine months ended 3/31/20	64,067	40,666	(73,952)	30,781
$ change	$41,121	$(32,522)	$26,434	$35,033
% change	64.2%	(80.0)%	*	113.8%

Operating income (loss) margin
Nine months ended 3/31/21	12.4%	1.2%	n/a	4.3%
Nine months ended 3/31/20	7.3%	6.1%	n/a	2.0%

* Percentage is not meaningful due to one or more numbers being negative.

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2021 were $850.8 million, a decrease of $22.1 million, or 2.5%, from net sales of $872.8 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales increased by 2.0%. On an adjusted basis, North America segment sales increased by 2.0% due to higher sales in first two quarters of the current year compared to the prior year driven by an increase in overall demand for our products as a result of increased at-home food consumption, most notably in our snacks, tea, yogurt, and certain personal care product categories. This increase was partially offset by a decrease in the third quarter due to reasons discussed above in the Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020 section. Operating income in North America for the nine months ended March 31, 2021 was $105.2 million, an increase of $41.1 million from $64.1 million in the prior year comparable period. The increase was driven by lower trade promotion costs, a favorable product mix, lower selling, general and administrative expenses and supply chain cost efficiencies gained with the Company's productivity and transformation initiatives.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2021 were $668.9 million, a decrease of $0.5 million, or 0.1%, from net sales of $669.3 million in the prior year comparable period. On a constant currency basis, and adjusted for the impact of divestitures and discontinued brands, net sales increased 1.2% from the prior year comparable period primarily due to an increase in overall demand for our products including the growth in our plant-based food and beverage products. This increase was partially offset by a decrease in the third quarter due to reasons discussed above in the Comparison of Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020 section. Operating income in our International reportable segment for the nine months ended March 31, 2021 was $8.1 million, a decrease of $32.5 million from operating income of $40.7 million for the nine months ended March 31, 2020. The decrease was primarily due to a reserve of $56.1 million recorded against the Fruit business. Without this charge, operating income would have increased by $23.6 million driven by improvement in gross profit from adjusted net sales growth and the implementation of productivity initiatives.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for the nine months ended March 31, 2021 were $47.5 million, a decrease of $26.4 million, from $74.0 million in the prior year period. This change was primarily related to a decrease in productivity and transformation costs included in Corporate and Other, which for the nine months ended March 31, 2021 were $6.3 million, a decrease of $19.8 million, from $26.1 million for the nine months ended March 31, 2020. Included in the nine months ended March 31, 2020 was a tradename impairment charge of $7.6 million compared with no tradename impairment charges in the three months ended March 31, 2021. The decrease of $26.4 million was related to Corporate and Other expenses was partially offset by lower marketing and advertising expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. As of March 31, 2021, $738.6 million was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants. We believe that our cash flows from operations and borrowing capacity under our Amended Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Our cash and cash equivalents balance increased $15.2 million at March 31, 2021 to $53.0 million as compared to $37.8 million at June 30, 2020. Our working capital from continuing operations was $264.9 million at March 31, 2021, an increase of $4.2 million from $260.7 million at the end of fiscal 2020.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe and India. As of March 31, 2021, substantially all of the total cash balance from continuing operations was held outside of the United States due to debt repayments made towards our revolving credit facility at the end of the period by the United States operating segment.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2021, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2021	2020	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$146,517	$64,092	$82,425
Investing activities from continuing operations	(25,968)	(32,533)	6,565
Financing activities from continuing operations	(110,956)	(18,917)	(92,039)
Effect of exchange rate changes on cash from continuing operations	5,650	(2,110)	7,760
Increase in cash from continuing operations	15,243	10,532	4,711
Decrease in cash from discontinued operations	—	(8,509)	8,509
Net increase in cash and cash equivalents	$15,243	$2,023	$13,220

Cash provided by operating activities from continuing operations was $146.5 million for the nine months ended March 31, 2021, an increase of $82.4 million from cash provided by operating activities from continuing operations of $64.1 million in the prior year period. This increase resulted primarily from an improvement of $56.2 million in net income adjusted for non-cash charges in the current period. The larger non-cash adjustments to net income from continuing operations related to the Long-lived asset and intangibles impairment charge of $57.7 million during the nine months ended March 31, 2021 compared with $15.4 million in the prior year period as well as a change to deferred tax expense of $3.2 million in the current year period compared with deferred tax benefit of $9.0 million in the prior year period. The reason for the change to Long-lived asset and intangible impairment charge is discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section entitled Comparison of Nine Months Ended March 31, 2021 to Nine Months Ended March 31, 2020. Compared to current year deferred tax expense, the prior year deferred tax benefit is primarily due to the CARES Act. Additionally, the increase in cash provided by operating activities from continuing operations resulted from greater cash generation of $26.3 million from our working capital accounts.

Cash used in investing activities from continuing operations was $26.0 million for the nine months ended March 31, 2021, a decrease of $6.6 million from $32.5 million in the prior year period primarily due to higher proceeds received in the current year period from the sale of businesses.

Cash used in financing activities from continuing operations was $111.0 million for the nine months ended March 31, 2021, an increase in cash used of $92.0 million compared to $18.9 million of cash used in the prior year period. Cash used in financing activities from continuing operations for the nine months ended March 31, 2021 included $25.0 million of net repayments of our revolving credit facility and $80.3 million of share repurchases. Cash used in financing activities from continuing operations for the nine months ended March 31, 2020 included $265.3 million of net repayments of our term loan, revolving credit facility and other debt and by $57.4 million for share repurchases, partially offset by $305.2 million related to the proceeds from the sale of Tilda.

Operating Free Cash Flow from Continuing Operations

Our Operating Free Cash Flow from continuing operations was $93.5 million for the nine months ended March 31, 2021, an improvement of $76.3 million compared to $17.1 million in the nine months ended March 31, 2020. This improvement resulted primarily from an improvement of $56.2 million in net income adjusted for non-cash charges in the current period and greater cash generation of $26.3 million from our working capital accounts. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to Operating Free Cash Flow from continuing operations.

Share Repurchase Program

On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2021, the Company repurchased 2,408 shares under the program for a total of $80.3 million, excluding commissions, at an average price of $33.33 per share. As of March 31, 2021, the Company had $109.5 million of remaining authorization under the share repurchase program.

Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures
We have included in this report measures of financial performance that are not defined by accounting principles generally accepted in the United States (“U.S. GAAP”). We believe that these measures provide useful information to investors and include these measures in other communications to investors.
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

Divestitures and Discontinued Brands

We also exclude the impact of divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company's management believes that excluding the impact of divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

A reconciliation between reported and constant currency net sales adjusted for divestitures and discontinued brands increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three Months Ended March 31, 2021	$287,500	$205,104	$492,604
Divestitures and discontinued brands	(320)	(4,144)	(4,464)
Impact of foreign currency exchange	(2,042)	(15,428)	(17,470)
Net sales on a constant currency basis adjusted for divestitures and discontinued brands - Three Months Ended March 31, 2021	$285,138	$185,532	$470,670

Net sales - Three Months Ended March 31, 2020	$320,440	$232,857	$553,297
Divestitures and discontinued brands	(10,717)	(42,462)	(53,179)
Net sales adjusted for divestitures and discontinued brands - Three Months Ended March 31, 2020	$309,723	$190,395	$500,118

Net sales decline	(10.3)%	(11.9)%	(11.0)%
Impact of divestitures and discontinued brands	3.0%	15.9%	8.2%
Impact of foreign currency exchange	(0.6)%	(6.6)%	(3.2)%
Net sales decline on a constant currency basis adjusted for divestitures and discontinued brands	(7.9)%	(2.6)%	(6.0)%

Net sales - Nine Months Ended March 31, 2021	$850,780	$668,869	$1,519,649
Divestitures and discontinued brands	(4,105)	(5,052)	(9,157)
Impact of foreign currency exchange	(2,144)	(35,133)	(37,277)
Net sales on a constant currency basis adjusted for divestitures and discontinued brands - Nine Months Ended March 31, 2021	$844,531	$628,684	$1,473,215

Net sales - Nine Months Ended March 31, 2020	$872,834	$669,323	$1,542,157
Divestitures and discontinued brands	(44,120)	(48,122)	(92,242)
Net sales adjusted for divestitures and discontinued brands - Nine Months Ended March 31, 2020	$828,714	$621,201	$1,449,915

Net sales decline	(2.5)%	(0.1)%	(1.5)%
Impact of divestitures and discontinued brands	4.7%	6.5%	5.5%
Impact of foreign currency exchange	(0.2)%	(5.2)%	(2.4)%
Net sales growth on a constant currency basis adjusted for divestitures and discontinued brands	2.0%	1.2%	1.6%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment of long-lived assets and intangibles, equity in net (income) loss of equity-method investees, stock-based compensation, net, productivity and transformation costs, SKU rationalization and certain inventory write-downs, unrealized currency gains and losses and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$34,254	$24,339	$36,879	$(83,646)
Net (loss) income from discontinued operations, net of tax	—	(697)	11,255	(105,581)
Net income from continuing operations	34,254	25,036	25,624	21,935

Provision (benefit) for income taxes	11,797	(10,242)	33,197	(9,753)
Interest expense, net	1,327	3,332	4,781	11,884
Depreciation and amortization	12,814	12,927	37,768	40,069
Equity in net (income) loss of equity-method investees	(70)	564	1,025	1,219
Stock-based compensation, net	3,698	3,761	11,888	9,581
Unrealized currency losses (gains)	442	(1,011)	(535)	188
Productivity and transformation costs	3,915	10,967	10,428	37,402
Proceeds from insurance claim	(592)	(400)	(592)	(2,962)
Long-lived asset and intangibles impairment	—	13,525	57,676	15,414
Warehouse/manufacturing consolidation and other costs	3,598	537	7,313	3,055
Loss on sale of businesses	1,904	332	1,293	2,115
Litigation and related expenses	644	—	644	48
Plant closure related costs	21	—	17	2,354
SKU rationalization and inventory write-down	—	1,362	311	5,278
Adjusted EBITDA	$73,752	$60,690	$190,838	$137,827

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

A reconciliation from cash flow provided by operating activities from continuing operations to Operating Free Cash Flow from continuing operations is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2021	2020
Cash flow provided by operating activities from continuing operations	$146,517	$64,092
Purchases of property, plant and equipment	(53,062)	(46,961)
Operating free cash flow from continuing operations	$93,455	$17,131

Off Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 during the nine months ended March 31, 2021. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans (in millions of dollars) (2)
January 1, 2021 - January 31, 2021	40,975	$39.90	—	$118.1
February 1, 2021 - February 28, 2021	13,764	42.24	5,283	$117.9
March 1, 2021 - March 31, 2021	199,173	41.85	199,173	$109.5
Total	253,912	$41.56	204,456

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three months ended March 31, 2021, the Company repurchased 204 shares pursuant to the repurchase program for a total of $8.6 million, excluding commissions, at an average price of $41.86 per share. As of March 31, 2021, the Company had $109.5 million of remaining authorization under the share repurchase program.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 6, 2021	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	May 6, 2021	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)