Form 10-K
period 2021-06-30
HAIN CELESTIAL GROUP INC
filed 2021-08-26
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2021
or

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Marcus Avenue Lake Success, New York	11042
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (516) 587-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HAIN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,356,228,556.

As of August 19, 2021, there were 97,479,264 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to our business and financial outlook, which are based on our current beliefs, assumptions, expectations, estimates, forecasts and projections about future events only as of the date of this Form 10-K, and are not statements of historical fact. We make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. Factors that could cause or contribute to such differences may include, but are not limited to, challenges and uncertainty resulting from the impact of competition; challenges and uncertainty resulting from the COVID-19 pandemic; our ability to manage our supply chain effectively; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of organic ingredients; risks associated with our international sales and operations; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; input cost inflation; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; concentration in the ownership of our common stock; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks described in Part I, Item 1A, “Risk Factors” as well as in other reports that we file in the future.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural product categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene® brands.

The Company continues to execute the four key pillars of its strategy to: (1) simplify its portfolio; (2) strengthen its capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. The Company has executed this strategy with a focus on discontinuing uneconomic investment, realigning resources to coincide with brand importance, reducing unproductive stock-keeping units (“SKUs”) and brands and reassessing current pricing architecture. As part of this initiative, the Company reviewed its product portfolio within North America and divided it into “Get Bigger” and “Get Better” brand categories.

The Company’s “Get Bigger” brands represent its strongest brands with high margins, which compete in categories with strong growth potential. The Company has concentrated its investment in marketing, innovation and other resources to prioritize spending for these brands, in an effort to reinvigorate profitable topline growth, optimize assortment and increase share of distribution.

The Company’s “Get Better” brands are the brands in which the Company is primarily focused on simplification and expansion of profit margin. Some of these brands have historically been low margin, non-strategic brands that added complexity with minimal benefit to the Company’s operations.

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. During fiscal 2019, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. In fiscal 2021, the Company divested its Danival® business, its United Kingdom fruit and fruit juice businesses, primarily consisting of the Orchard House® Foods Limited business and associated brands, and its WestSoy®, Dream® and GG UniqueFiber® brands.

Productivity and Transformation Initiatives
One of the key pillars of the Company’s strategy seeks to identify areas of operating efficiencies and cost savings to expand profit margins and cash flow. In furtherance of this key pillar, we have undertaken multiple productivity and transformation initiatives, including (1) consolidating certain of the Company’s manufacturing plants, (2) implementing broader supply chain operational improvements, (3) integrating the operations of our U.S. and Canadian businesses, (4) product rationalization initiatives which are aimed at eliminating underperforming SKUs and (5) outsourcing certain functions in our North American business, including order management, billing, accounts receivable and accounts payable, to third-party service providers and the associated implementation of new procurement technology solutions.

We incur costs as part of these productivity and transformation initiatives with the objective of obtaining longer term operating efficiencies and cost savings. The costs include consulting and severance costs, moving and shut-down costs and other costs associated with carrying out the initiatives. The Company will continue to carry out the existing productivity initiatives as well as additional initiatives under this strategy in fiscal 2022.

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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 5, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Environmental, Social and Governance

We are focused on growing our business sustainably by delivering long-term value for our customers, suppliers, stockholders, employees and the communities where we live and work. As part of our vision to maximize stakeholder value, we are committed to incorporating environmental, social and related governance (“ESG”) principles into our business strategies and organizational culture. The Healthier Way Framework (Healthier People, Products, and Planet) set out in our most recent Sustainability Report (available at hain.com/company/ESG) provides our guiding principles for ESG initiatives.

We are making improvements to our ESG reporting to make it easier for our stockholders and other constituents to find details on our ESG commitments and progress, which will appear in our upcoming fiscal year 2021 ESG Report which we plan to make available at hain.com/company/ESG.

Our prior Sustainability Reports and, when issued, the fiscal year 2021 ESG Report, are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the Securities and Exchange Commission (the “SEC”).

Human Capital Resources

As of June 30, 2021, we had approximately 3,087 employees, with approximately 45% located in North America and approximately 55% located outside of North America. Approximately 63% of our employees in North America and approximately 61% of our employees outside of North America were based in our production facilities. Substantially all of our employees are full-time, permanent employees.

Our employees are critical to our success. The following programs, initiatives and principles encompass some of the human capital objectives and measures that we focus on in managing our business and in seeking to attract and retain a talented workforce.

Our Culture and Our Vision, Mission and Values

Our culture is shaped by our vision, mission and values. Our vision is to inspire healthier living for all. To achieve this aspiration, our mission is to build enduring health and wellness brands that are known and loved by consumers and enrich the lives of employees and all of our stakeholders. We live by our values of teamwork, integrity and entrepreneurship – we think and act with a broad company perspective, we do the right thing, and we think innovatively and challenge the status quo.

Diversity and Inclusion

People have always been our greatest asset. They are the very heart of our Company, and we believe everyone should feel encouraged, respected and welcomed in our workplace.

Diversity and inclusion drives success, and we believe that our employees’ diverse backgrounds and experiences are essential to helping us all to continue to thrive internally and deliver innovative products to our customers. We promote fairness by practicing equal opportunity in all decisions about hiring, compensation, training, promotions and every other aspect of employment.

We have established a permanent Diversity & Inclusion (D&I) Council in North America to create and foster a workplace that reflects and contributes to the diverse, global communities in which we do business. During fiscal 2021, our D&I Council launched unconscious bias training for all non-production employees to expand our perspectives and foster collective growth. We are also working to build our D&I efforts into recruitment, retention and internal mobility.

As of June 30, 2021, our global workforce was 59% male and 41% female. In the United States, on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 43% White, 35% Hispanic or Latino, 13% Black or African American, 6% Asian and 3% other. We intend to share additional workforce demographics data in our upcoming fiscal year 2021 ESG Report which we will make available at hain.com/company/ESG. The fiscal year 2021 ESG Report is not a part of this Form 10-K or incorporated into any of our other filings made with the SEC.

Employee Health and Safety

Employee safety is always front and center. We invest in the health, safety, development and well-being of our employees. In an effort to ensure workplace safety, we train employees on how to follow our detailed, written safety standards and procedures, and the law, and to watch for and report anything potentially harmful. Our safety key performance indicators are reviewed weekly, monthly and annually to ensure quick feedback and to address safety issues as soon as they arise.

As an example of our commitment to health and safety, from the outset of the COVID-19 pandemic, our priority continued to be the well-being of our employees and consumers. We continue to consistently meet or exceed government regulations for addressing the health and safety of our employees during the pandemic. During the early part of the pandemic, we created the Hain Helping Hain Fund to provide assistance to employees globally who experience severe financial hardship due to the pandemic or another catastrophic event. In addition, we have developed and implemented programs to assist employees with incremental expenses they may be incurring due to childcare, commutation and overtime needs unique to the pandemic.

Training and Development

We offer a number of programs that help North American based employees progress in their careers—including a variety of training resources via LinkedIn Learning, which houses digital courses taught by industry experts covering a wide range of business topics.

In the United Kingdom, we have various employee development programs named “Hain Pathway.” One program introduces employees to key skills to support management development, followed by an intermediate level as the learning journey evolves. Another Hain Pathway program supports leadership development for employees who have been identified as leadership candidates. In addition to the Hain Pathway programs, we offer U.K. employees self-paced online training relating to compliance, policy, leadership and management development, IT, health & safety and a variety of soft skills.

Benefits

Our employee benefits vary by region but generally include:
•Medical, Dental, Vision Benefits;
•Retirement Savings and Pension Plans;
•Commuter Benefits;
•Wellness Initiatives;
•Tuition Reimbursement; and
•Paid Parental Leave including births, adoptions or placements of foster children.

Employee Satisfaction and Engagement

We aim to foster a culture of open communications and have implemented a global systematic employee engagement process in which employees are surveyed periodically (quarterly in the United States). Our Executive Leadership Team regularly reviews the results and considers and implements action items to address areas that need improvement. We have additional regional programs and policies in place to encourage open communications with management and Human Resources about employees’ ideas, concerns and how they are doing.

Products

During fiscal 2021, we sold our organic, natural, and “better-for-you” products primarily in the following categories: tea; snacks; personal care; and grocery. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or SKUs when sales of those items do not warrant further production. Our product categories consist of the following:

Tea

Under the Celestial Seasonings® brand, we currently offer more than 100 varieties of herbal, green, black, wellness, rooibos and chai tea. Tea products accounted for approximately 7% of our consolidated net sales in fiscal 2021, 6% in fiscal 2020, and 5% in fiscal 2019.

Snacks

Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips and puffs. Snack products accounted for approximately 16% of our consolidated net sales in fiscal 2021, 15% in fiscal 2020 and 14% in fiscal 2019.

Personal Care

Our personal care products cover a variety of personal care categories including hand, skin, hair and oral care, deodorants, body washes, sunscreens and lotions. Personal care products accounted for approximately 10% of our consolidated net sales in each of fiscal 2021, 2020 and 2019.

Grocery

Grocery products include infant formula, infant, toddler and kids’ foods, plant-based beverages (such as soy, rice, oat, almond and coconut), condiments, cooking and culinary oils, cereal bars, canned, chilled fresh, aseptic and instant soups, yogurts, nut butters, juices, hot-eating desserts, cookies, refrigerated and frozen plant-based meat-alternative products, jams, fruit spreads, jelly, honey, natural sweeteners and marmalade products, as well as other food products. Grocery products accounted for approximately 67% of our consolidated net sales in fiscal 2021, 69% in fiscal 2020 and 72% in fiscal 2019.

Seasonality

Certain of our product lines have seasonal fluctuations in demand. Hot tea, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our personal care products are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Working Capital

For information relating to our cash flows from operations and working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Segments

Our organization structure consists of two geographic based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. The International reportable segment is made of three operating segments: United Kingdom, Ella’s Kitchen UK and Europe. This structure is in line with how our Chief Operating Decision Maker assesses our performance and allocates resources.

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

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2021, 2020 and 2019 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,
	2021		2020		2019
North America	$1,104,128	56%	$1,171,478	57%	$1,195,979	57%
International	866,174	44%	882,425	43%	908,627	43%
Total	$1,970,302	100%	$2,053,903	100%	$2,104,606	100%

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

A significant portion of the products marketed by us are sold through independent distributors. Food distributors purchase products from us for resale to retailers.

The brands sold by the United States operating segment include:

Tea

Our tea products are marketed under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.

Snacks

Our snack food products include Terra® varieties of root vegetable chips, potato chips, and other exotic vegetable chips, Garden of Eatin’® tortilla chips, Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips and Apple Straws®.

Personal Care

Our Personal Care products include hands, skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON®, Live Clean® and Queen Helene® brands.

Grocery

Our Grocery products include Yogurt, Baby Food and Pantry.

Yogurt products include The Greek Gods® Greek-style yogurt products.

Baby Food products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® and Earth’s Best Sesame Street (under license).

Pantry products include the following natural and organic brands: Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups and gravies, Hain Pure Foods® condiments, Health Valley® cereal bars and soups, and Hollywood® oils.

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

The brands sold in our Canada operating segment include Yves Veggie Cuisine® refrigerated and frozen meat-alternative products, vegetables and lentils, Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, Imagine® aseptic soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Other food brands include Celestial Seasonings® teas, Terra® chips and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON®, and Live Clean® brands.

International Segment:

United Kingdom

In the United Kingdom, our products include soups, plant-based and meat-free products, as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, sweeteners, syrups and dessert sauces.

The products sold by our United Kingdom operating segment include New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, private label and Farmhouse Fare™ hot-eating desserts, Linda McCartney’s® (under license) chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Gale’s® honey, Clarks™ natural sweeteners and Robertson’s®, Frank Cooper’s® and Rose’s® (under license) marmalades. We also provide a comprehensive range of private label products to many retailers, convenience stores and food service providers in the following categories: fresh soup, chilled desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world as well. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Ella’s Kitchen UK

Ella's Kitchen UK is a manufacturer and distributor of premium organic infant and toddler foods under the Ella's Kitchen® brand. Our products are mostly sold in grocery stores and organic food stores throughout the United Kingdom and Europe.

Europe

Our products sold by the Europe operating segment include, among others, products sold under the Joya®, Lima® and Natumi® brands. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® brand includes plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers and tofu. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, and Celestial Seasonings® teas, Linda McCartney’s® (under license) chilled and frozen plant-based meals, and private label products in Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and India. Our products are sold using our own direct sales force and local distributors.

Customers

Two of our customers each accounted for at least 10% of our consolidated sales in certain of the last three fiscal years, respectively. United Natural Foods, Inc., a distributor of products to natural foods supermarkets, independent natural retailers and other supermarkets and retailers, accounted for approximately 8%, 9% and 10% of our consolidated sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, which were primarily related to the United States operating segment. Walmart Inc. and its affiliates together accounted for approximately 11%, 12% and 11% of our consolidated sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, which were primarily related to the United States, Canada and United Kingdom operating segments. No other customer accounted for at least 10% of our net sales in the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 80 countries. Sales outside of the United States represented approximately 52%, 51% and 50% of our consolidated net sales in fiscal 2021, 2020 and 2019, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, both pre-shop and during purchase, both in-store and online. We use a combination of trade and consumer advertising and promotion. Trade advertising and promotion includes placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in secondary locations.

Consumer advertising and promotion is used to build brand awareness and equity, drive trial to bring in new consumers and increase consumption. Paid social and digital advertising and public relations programs are the main drivers of brand awareness. Trial and conversion tactics include, but are not limited to, product search on Google and e-commerce sites, digital coupons, product sampling, direct mail and e-consumer relationship programs. Additionally, brand specific websites and social media pages are used to engage consumers with lifestyle, product and usage information related to specific brands.

We also utilize partnerships to help create awareness and advocacy. We partner with various influencers to help increase brand reach and relevance. For example, in the United States, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop, and Alba Botanica® has a full year partnership with USA Olympic and World Tour Surfer, Caroline Marks. In addition, several of our brands are proud supporters of Folds of Honor, a non-profit organization that provides educational sponsorships to military families.

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

Production

Manufacturing

During fiscal 2021, 2020 and 2019, approximately 61%, 59% and 58%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•Boulder, Colorado, which produces Celestial Seasonings® teas;
•Mountville, Pennsylvania, which produces Sensible Portions® and Terra® snack products;
•Bell, California, which produces Alba Botanica®, Avalon Organics®, and JASON® personal care products;
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
•Grimsby, England, which produces our New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups;
•Clitheroe, England, which produces our private label and Farmhouse FareTM hot-eating desserts;
•Fakenham, England, which produces Linda McCartney’s® (under license) meat-free frozen and chilled foods;
•Troisdorf, Germany, which produces Natumi®, Lima®, Joya® and other plant-based beverages and private label products;
•Oberwart, Austria, which produces our Lima® and Joya® plant-based foods and beverages, creamers, cooking creams and private label products; and
•Schwerin, Germany, which also produces our Lima® and Joya® plant-based foods and beverages and private label products.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2021, 2020 and 2019, approximately 39%, 41% and 42%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

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

Agricultural commodities and ingredients are subject to price volatility which can be caused by a variety of factors. Our input costs began to increase significantly beginning in the latter part of fiscal 2021, and we expect that input cost inflation to continue into fiscal 2022. We mitigate the input price volatility by entering into purchase arrangements with our suppliers and by adjusting the sale price of our products.

Competition

We operate in a highly competitive environment. Our products compete with both large mainstream conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large mainstream conventional packaged goods competitors include Campbell Soup Company, Conagra Brands, Inc., Danone S.A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A., PepsiCo, Inc. and Unilever, and conventional personal care products companies with whom we compete include, but are not limited to, The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter

& Gamble Company and S. C. Johnson & Son, Inc. Certain of these large mainstream conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. Natural and organic packaged foods competitors include Amy’s Kitchen, Chobani LLC and Yogi Products. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in highly competitive consumer products industries. We generally register our trademarks and brand names in the United States, Canada, the European Union, and the United Kingdom and/or other foreign countries depending on the area of distribution of the applicable products, and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also copyright certain of our artwork and package designs. We own registered trademarks for our principal products, including Alba Botanica®, Avalon Organics®, Celestial Seasonings®, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, JASON®, Joya®, Lima®, Live Clean®, MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Queen Helene®, Robertson’s®, Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Yorkshire Provender® and Yves Veggie Cuisine®. We also have registered trademarks for many of our best-selling Celestial Seasonings teas, including Country Peach Passion®, Lemon Zinger®, Mandarin Orange Spice®, Raspberry Zinger®, Red Zinger®, Sleepytime®, Tension Tamer® and Wild Berry Zinger®.

We also market products under brands licensed under trademark license agreements, including Linda McCartney’s®, Rose’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products, as well as the Paddington Bear image on certain of our Robertson’s® products.

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

We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third-party certification through QAI for our personal care products. In addition, we work with other nongovernmental organizations such as the Gluten Free Intolerance Group, Fair Trade USA, Environmental Working Group, The Skin Cancer Foundation, Leaping Bunny, The Roundtable on Sustainable Palm Oil and the Non-GMO Project.

Currently all of our Hain-owned food facilities are GFSI compliant and audited by external certification bodies. When including our co-manufacturers’ facilities, over 98% of our food facilities have achieved a GFSI certification.

Company Website and Available Information

The following information can be found, free of charge, in the “Investor Relations” section of our corporate website at ir.hain.com:

•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”);
•our policies related to corporate governance, including our Code of Business Conduct and Ethics (“Code of Ethics”) applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officers) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and The Nasdaq Stock Market LLC; and
•the charters of the Audit, Compensation, Corporate Governance and Nominating, and Strategy Committees of our Board of Directors.

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

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s investor relations website at ir.hain.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “E-mail Alerts” under the "Shareholder Information" section of our investor relations website. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K.

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

Risks Related to Our Business, Operations and Industry

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

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Conagra Brands, Inc., Danone S. A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A., PepsiCo, Inc. and Unilever, and conventional personal care products companies, including but not limited to The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter & Gamble Company and S. C. Johnson & Son, Inc., may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

The COVID-19 pandemic creates near-term and longer-term challenges and uncertainty, and our business and operating results may be adversely affected if we do not manage our business effectively in response.

Although the COVID-19 pandemic has resulted in a net increase in overall demand for our products, the pandemic continues to create challenging and unprecedented conditions. Effective vaccines for COVID-19 have not yet allowed a return to normal economic activity and business operations, and the presence of new variants and increasing case figures in many countries create additional uncertainty about the duration and extent of the impact from the pandemic. The pandemic and the measures being taken by governments, businesses and consumers to limit the spread of COVID-19 have led to operational challenges in our business and may result in broader and longer-term challenges and uncertainty that we will need to successfully manage. Such challenges include but are not limited to:

•manufacturing and supply chain challenges resulting from health and safety precautions among our employees and the general population as well as macroeconomic factors resulting from the pandemic, including labor market shortages;
•an uncertain future demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain during a global pandemic.

In addition to the potential effects of the COVID-19 pandemic described above, the impacts of the COVID-19 pandemic could exacerbate conditions in our other risk factors noted in this Item 1A, “Risk Factors.” If we are unable to successfully manage our business through the challenges and uncertainty created by the COVID-19 pandemic, some of which is not within our control, our business and operating results could be materially adversely affected.

If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform and efficient distribution channels. The inability of any supplier of raw materials, independent contract manufacturer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable.

We must also manage our third-party distribution, warehouse and transportation providers to ensure they are able to support the efficient distribution of our products to retailers. A disruption in transportation services could result in an inability to supply materials to our or our co-manufacturers’ facilities or finished products to our distribution centers or customers. Activity at third-party distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, natural disasters or financial issues affecting the third-party providers. In particular, the COVID-19 pandemic and recent labor market shortages impacting our industry have created operating challenges in making our products available to customers and consumers, and such challenges may persist.

If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand and customer orders, our sales and profitability could be materially adversely impacted.

Disruption or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2021, 2020 and 2019, approximately 61%, 59% and 58%, respectively, of our sales were derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters or governmental actions, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic and recent labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

Loss of one or more of our independent contract manufacturers could adversely affect our business.

During fiscal 2021, 2020 and 2019, approximately 39%, 41% and 42%, respectively, of our sales were derived from products manufactured at independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we have seen a shift in consumption towards the e-commerce channel during the COVID-19 pandemic and may see a more substantial shift in the future. Some products we sell via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

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

A significant percentage of our sales is concentrated among a small number of customers, and consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.

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

A significant percentage of our sales is concentrated among a small number of customers. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

For example, two of our customers each accounted for more than 10% of our consolidated net sales in certain of the last three fiscal years, respectively. Sales to Walmart Inc. and its affiliates approximated 11%, 12% and 11% of sales during the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Sales to United Natural Foods, Inc. and its affiliates approximated 8%, 9% and 10% of sales during the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

The organic ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic ingredients or increase the prices of organic ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of recent extreme weather events, including the current drought conditions in the Western United States, the extreme cold, snow and ice experienced in Texas in February 2021 and the heat wave in the Pacific Northwest in June 2021, presents an alarming trend. If our supplies of organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

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

For the fiscal years ended June 30, 2021, 2020 and 2019, approximately 52%, 51% and 50%, respectively, of our consolidated sales were generated outside the United States. Sales from outside our U.S. markets may continue to represent a significant portion of our consolidated sales in the future.

Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•difficulties in managing a global enterprise, including differing labor standards and design and implementation of effective control environment processes across our diverse operations and employee base;
•compliance with U.S. laws affecting operations outside of the United States, such as the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations;
•difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations, including compliance with antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), tax laws and regulations and a variety of other local, national and multi-national regulations and laws;
•tariffs, quotas, trade barriers or sanctions, other trade protection measures and import or export licensing requirements imposed by governments that might negatively affect our sales, including, but not limited to, Canadian and European Union tariffs imposed on certain U.S. food and beverages;
•movements in currency exchange rates, as our consolidated financial statements are presented in United States Dollars requiring us to translate our assets, liabilities, revenue and expenses into United States Dollars, and as a result changes in the values of currencies may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements even if their value has not changed in their original currency;
•pandemics, such as COVID-19 or the flu, which may adversely affect our workforce as well as our local suppliers and customers;
•varying abilities to enforce intellectual property and contractual rights;
•periodic economic downturns and the instability of governments, including default or deterioration in the credit worthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties; and
•greater risk of uncollectible accounts and longer collection cycles.

We are outsourcing certain functions in our North American business to third-party service providers, and any implementation issues or service failures or disruptions related to these outsourcing arrangements could adversely affect our business.

We are in the process of outsourcing certain functions in our North American business, including order management, billing, accounts receivable and accounts payable, to third-party service providers. We are also implementing new procurement technology solutions as part of this initiative, which we expect to complete during the third quarter of fiscal year 2022. While we expect these outsourcing arrangements and the associated technology implementation to accelerate process simplification and provide efficiencies, our operations could be adversely affected if the implementation does not go as planned. Certain aspects of our order-to-cash and procure-to-pay processes could be interrupted if we experience unexpected difficulties in transitioning these processes to an outsourced model.

Once the outsourcing arrangements are fully implemented, we face risks associated with third parties managing these functions for us. For example, we will have diminished control over the quality and timeliness of the outsourced services, including the cyber security protections implemented by these third parties. As a result of these outsourcing arrangements, we may experience interruptions or delays in our order-to-cash and procure-to-pay processes, loss or theft of sensitive data or other cyber security issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.

We may not be successful in achieving savings and efficiencies from cost reduction initiatives and related strategic initiatives.

In fiscal 2019, we implemented a strategy that includes as one of its key pillars identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. This strategy is ongoing, and we continue to identify and implement such initiatives. As part of our identification of operating efficiencies, we may continue to seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio.

We may not be successful in fully implementing our productivity plans or realizing our anticipated savings and efficiencies, including potentially as a result of factors outside our control. Additionally, we may not be able to identify or negotiate divestiture opportunities on terms acceptable to us. If we are unable to fully realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our profitability may be materially and adversely impacted.

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

Risks Related to Our Reputation, Brands and Intellectual Property

If the reputation of our Company or our brands erodes significantly, including as a result of concerns regarding product quality or safety or perceptions about our ESG practices, it could have a material impact on our business.

Our financial success is directly dependent on the perception of our Company and our brands among our customers, consumers, employees and other constituents. Our results could be negatively impacted if our Company or one or more of our brands suffers substantial damage to its reputation due to real or perceived issues related to the quality or safety of our products. Further, the success of our brands may suffer if our marketing plans or product initiatives do not have the desired impact on a brand’s image or its ability to attract consumers.

In addition, customers and consumers are increasingly expressing their expectations that companies and brands act responsibly in their ESG practices. Any failure to meet such customer or consumer expectations, or any negative publicity regarding our ESG practices, could impact our reputation with customers, consumers and other constituents, which could have a material impact on our business.

Our inability to use our trademarks or the trademarks we license from third parties could have a material adverse effect on our business.

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industries. Although we endeavor to protect our trademarks and tradenames, these efforts may not be successful, and third parties may challenge our right to use one or more of our trademarks or tradenames. We believe that our trademarks and tradenames are significant to the marketing and sale of our products and that the inability to utilize certain of these names could have a material adverse effect on our business, results of operations and financial condition.

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney’s®, Rose’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products. We believe that these trademarks have significant value and are instrumental in our ability to market and sustain demand for those product offerings. These trademark license agreements may not remain in effect or be enforceable, and our license agreements, upon expiration, may not be renewed on acceptable terms or at all.

Risks Related to Economic and Political Considerations

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

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Our input costs began to increase significantly beginning in the latter part of fiscal 2021, and we expect input cost inflation to continue into fiscal 2022.

Agricultural commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs.

While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. If we are unable to fully offset such cost increases, our financial results could be materially adversely affected.

A significant portion of our business has exposure to continued uncertainty and burdens in the United Kingdom following its exit from the European Union, commonly referred to as “Brexit.”

In fiscal years 2021 and 2020, approximately 31% and 32%, respectively, of our consolidated sales were generated in the United Kingdom, which continues to experience economic and market uncertainty after its completion of a trade and cooperation agreement with the European Union following Brexit. Brexit has caused and, despite the completion of a trade and cooperation agreement, may continue to cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and suppliers, which could have an adverse effect on our business, financial results and operations. In addition to ongoing general market uncertainty caused by Brexit, the importing and exporting of goods and ingredients now involves additional administrative burdens, adding friction and cost to trade between the United Kingdom and member countries of the European Union.

Risks Related to Information Security and Technology

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We depend on information systems and technology, including public websites and cloud-based services, in substantially all aspects of our business, including communications among our employees and with suppliers, customers and consumers. Such uses of information systems and technology give rise to cybersecurity risks, including system disruption, security breach, ransomware, theft, espionage and inadvertent release of information. We have become more reliant on mobile devices, remote communication and other technologies during the COVID-19 pandemic, enhancing our cybersecurity risk. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.

We have experienced cyber security threats and vulnerabilities in our systems and those of our third party providers. To date, such prior events have not had a material impact on our financial condition, results of operations or financial condition. The potential consequences of a future material cybersecurity attack include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted.

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

Risks Related to ESG Considerations

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The spate of recent extreme weather events, including the current drought conditions in the Western United States, the extreme cold, snow and ice experienced in Texas in February 2021 and the heat wave in the Pacific Northwest in June 2021, presents an alarming trend.

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

Liabilities, claims or new laws or regulations with respect to environmental matters could have a significant negative impact on our business.

As with other companies engaged in similar businesses, the nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, results of operations and financial condition.

The increasing global focus on climate change and the need for corporate change may lead to new environmental laws and regulations that impact our business. Any such laws or regulations enacted in the future, or any changes in how existing laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs, cause us to change the way we operate or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Litigation, Government Regulation and Compliance

We may be subject to significant liability should the consumption of any of our products cause illness or physical harm.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, an illness or physical harm, we may become subject to claims or lawsuits relating to such matters. For example, as discussed in Note 19, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products were mislabeled, unsafe or caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, results of operations and financial condition.

Government regulation could subject us to civil and criminal penalties, and any changes in the legal and regulatory frameworks in which we operate could make it more costly or challenging to manufacture and sell our products.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations and other regulatory enforcement actions. We are subject to extensive regulations in the United States, United Kingdom, Canada, Europe, Asia, including India, and any other countries where we manufacture, distribute and/or sell our products. Our products are subject to numerous product safety and other laws and regulations relating to the registration and approval, sourcing, manufacturing, storing, labeling, marketing, advertising and distribution of these products. Enforcement of existing laws and regulations, changes in legal or regulatory requirements and/or evolving interpretations of existing requirements may result in increased compliance costs or otherwise make it more costly or challenging to manufacture and sell our products, which could materially adversely affect our business, financial condition or operating results.

Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

Pending and future litigation may lead us to incur significant costs.

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed in Note 19, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s prior internal accounting review. Certain of our former officers and former members of our Board of Directors, as individual defendants, are also subject to lawsuits related to such accounting review, and we may have an obligation to indemnify them in relation to these matters. Additionally, as discussed further in Note 19, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products.

Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our results of operations and financial condition. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Compliance with data privacy laws may be costly, and non-compliance with such laws may result in significant liability.

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR and the California Consumer Privacy Act of 2018 (“CCPA”). Failure to comply with GDPR or CCPA requirements or other data privacy laws could result in litigation, adverse publicity and significant penalties and damages. The law in this area continues to develop, and the changing nature of privacy laws could impact the Company’s processing of personal information related to the Company’s employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

Risks Related to Our Credit Agreement

Any default under our credit agreement could have significant consequences.

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

Our ability to comply with these covenants under the credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default, which would permit the lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Our obligations under the credit agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed upon exceptions. Any default by us under the credit agreement could have a material adverse effect on our business and financial condition.

We may be adversely impacted by the discontinuation of the London Interbank Offered Rate, or LIBOR.

We have loans under our credit facility and interest rate swap agreements that are indexed to LIBOR, which is being replaced.

While we have sought to reduce future interest rate volatility by entering into floating rate to fixed rate swap agreements with respect to a substantial portion of our outstanding indebtedness as of June 30, 2021, the transition away from LIBOR may nonetheless cause us to incur increased costs and additional risk. Following the transition, interest rates will generally be based on an alternative variable rate specified in the documentation governing our indebtedness or swaps or as otherwise agreed upon. The alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in transitioning contracts to an alternative variable rate. The method of transitioning to an alternative rate may be challenging and may require substantial negotiation with the counterparty to each contract. If a contract is not transitioned to an alternative variable rate, the impact is likely to vary by contract.

Risks Related to Corporate Governance

The ownership of our common stock could be concentrated, and certain stockholders could have significant influence over the outcome of corporate actions requiring stockholder approval.

As of August 19, 2021, based on information filed with the SEC and reported to us, Engaged Capital, LLC and certain of its affiliates (collectively, “Engaged Capital”) beneficially owned an aggregate of approximately 16% of our outstanding common stock. Engaged Capital and any other stockholders acquiring beneficial ownership of a significant amount of our outstanding common stock could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and certain other significant corporate transactions.

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

General Risk Factors

We may be subject to significant liability that is not covered by insurance.

While we believe that the extent of our insurance coverage is consistent with industry practice, such coverage does not cover all losses we may incur, even in areas for which we have coverage. Our insurance policies are subject to coverage exclusions, deductibles and caps, and any claim we make under our insurance policies may be subject to such limitations. Any claim we make may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2021, we had goodwill of $871.1 million and trademarks and other intangibles assets of $314.9 million, which in the aggregate represented 54% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. The incurrence of impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Headquarters office	Lake Success, NY	86,000	2029
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Manufacturing and distribution center (Snack products)	Mountville, PA	160,000	2024
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	375,000	2023
Distribution (Tea)	Boulder, CO	57,000	2030
Manufacturing and distribution (Personal care)	Bell, CA	125,000	2028
Manufacturing and distribution (Snack products)	Lancaster, PA	119,000	2030
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2025
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing (Plant-based foods)	Trenton, ON, Canada	47,000	2028

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing (Hot-eating desserts)	Clitheroe, England	48,000	2031
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	51,000	Owned
Distribution (Soups, hot desserts, chilled products, grocery)	Peterborough, England	55,000	Unlimited
Distribution	Loipersdorf, Austria	75,000	Unlimited
Manufacturing	Oberwart, Austria	108,000	Unlimited
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	527,000	Owned
Distribution	Niederziers, Germany	54,000	Unlimited
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 8, Leases, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see Item 1, “Business - Production” of this Form 10-K.

Item 3.         Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 19, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our common stock, par value $0.01 per share, are listed on The Nasdaq Stock Market LLC under the ticker symbol “HAIN”.

Holders

As of August 19, 2021, there were 231 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Approximate dollar value of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2021 - April 30, 2021	249,482	$41.39	242,040	$99.5
May 1, 2021 - May 31, 2021	178,061	39.86	178,061	92.5
June 1, 2021 - June 30, 2021	257,988	39.88	252,317	82.4
Total	685,531	$40.38	672,418

(1)Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2)On June 21, 2017, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s issued and outstanding common stock. During the three months ended June 30, 2021, the Company repurchased 672,418 shares pursuant to the 2017 authorization for a total of $27.2 million, excluding commissions, at an average price of $40.41 per share. As of June 30, 2021, the Company had $82.4 million remaining under the 2017 authorization. In August 2021, the Company announced that its Board of Directors approved an additional $300 million share repurchase authorization, which is not reflected in the table above. Share repurchases under the 2021 authorization will commence after the 2017 authorization is fully utilized, at the Company’s discretion. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorizations do not have a stated expiration date.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2016 through June 30, 2021.

Item 6.         [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2021 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the sub-heading, “Cautionary Note Regarding Forward Looking Information,” at the beginning of this Form 10-K.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names that are sold as “better-for-you” products, providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural product categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene® brands.

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

As part of the Company’s overall strategy, the Company may seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio. During fiscal 2019, the Company divested its Hain Pure Protein reportable segment and its WestSoy® tofu, seitan and tempeh businesses. In fiscal 2020, the Company divested its Tilda business and its Arrowhead Mills®, SunSpire®, Europe's Best®, Casbah®, Rudi’s Gluten-Free Bakery™, Rudi’s Organic Bakery® and Fountain of Truth™ brands. In fiscal 2021, the Company divested its Danival® business, its United Kingdom fruit and fruit juice businesses (“Fruit”), primarily consisting of the Orchard House® Foods Limited business and associated brands, and its WestSoy®, Dream® and GG UniqueFiber® brands.

COVID-19

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. The impact was particularly pronounced during the early stages of the pandemic as consumers reacted to stay-at-home measures and the uncertainty of the pandemic. The pandemic-driven demand for our products has subsided as effective vaccines have become available, governments have eased safety measures and consumer purchasing behaviors have started to return to pre-pandemic norms. Our net sales during the third quarter of fiscal 2020 through the second quarter of fiscal 2021 benefited from pandemic-driven demand, and as a result net sales were lower in the third and fourth quarters of fiscal 2021 compared to the third and fourth quarters of fiscal 2020, respectively.

Despite normalizing consumer demand in recent quarters, the pandemic continues to create near-term and longer-term challenges and uncertainty as we continue our commitment to supporting the global response to the crisis. Effective vaccines for COVID-19 have not yet allowed a return to normal economic activity and business operations, and the presence of new variants and increasing case figures in many countries create additional uncertainty about the duration and extent of the impact from the pandemic. The pandemic and the measures being taken by governments, businesses and consumers to limit the spread of COVID-19 have led to operational challenges in our business and may result in broader and longer-term challenges and uncertainty that we will need to manage successfully. Such challenges include but are not limited to:

•manufacturing and supply chain challenges resulting from health and safety precautions among our employees and the general population as well as macroeconomic factors resulting from the pandemic, including labor market shortages;
•an uncertain future demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain during a global pandemic.

Productivity and Transformation Initiatives

One of the key pillars of the Company’s strategy seeks to identify areas of operating efficiencies and cost savings to expand profit margins and cash flow. In furtherance of this key pillar, we have undertaken multiple productivity and transformation initiatives, including (1) consolidating certain of the Company’s manufacturing plants, (2) implementing broader supply chain operational improvements, (3) integrating the operations of our U.S. and Canadian businesses, (4) product rationalization initiatives which are aimed at eliminating slow moving SKUs and (5) outsourcing certain functions in our North American business, including order management, billing, accounts receivable and accounts payable, to third-party service providers and the associated implementation of new procurement technology solutions.

We incur costs as part of these productivity and transformation initiatives with the objective of obtaining longer term operating efficiencies and cost savings. The costs include consulting and severance costs, moving and shut-down costs and other costs associated with carrying out the initiatives. The Company will continue to carry out the existing productivity initiatives as well as additional initiatives under this strategy in fiscal 2022.
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

These dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results and therefore, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the current and prior periods. See Note 5, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2021 to Fiscal Year Ended June 30, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2021 and 2020 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2021		2020		Dollars	Percentage
Net sales	$1,970,302	100.0%	$2,053,903	100.0%	$(83,601)	(4.1)%
Cost of sales	1,478,687	75.0%	1,588,133	77.3%	(109,446)	(6.9)%
Gross profit	491,615	25.0%	465,770	22.7%	25,845	5.5%
Selling, general and administrative expenses	299,077	15.2%	324,376	15.8%	(25,299)	(7.8)%
Amortization of acquired intangibles	8,931	0.5%	11,638	0.6%	(2,707)	(23.3)%
Productivity and transformation costs	18,899	1.0%	48,789	2.4%	(29,890)	(61.3)%
Proceeds from insurance claims	(592)	—%	(2,962)	(0.1)%	2,370	(80.0)%
Goodwill impairment	—	—%	394	—%	(394)	(100.0)%
Long-lived asset and intangibles impairment	57,920	2.9%	27,493	1.3%	30,427	110.7%
Operating income	107,380	5.4%	56,042	2.7%	51,338	91.6%
Interest and other financing expense, net	8,654	0.4%	18,258	0.9%	(9,604)	(52.6)%
Other (income) expense, net	(10,067)	(0.5)%	3,956	0.2%	(14,023)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	108,793	5.5%	33,828	1.6%	74,965	221.6%
Provision for income taxes	41,093	2.1%	6,205	0.3%	34,888	562.3%
Equity in net loss of equity-method investees	1,591	0.1%	1,989	0.1%	(398)	(20.0)%
Net income from continuing operations	$66,109	3.4%	$25,634	1.2%	$40,475	157.9%
Net income (loss) from discontinued operations, net of tax	11,255	0.6%	(106,041)	(5.2)%	117,296	*
Net income (loss)	$77,364	3.9%	$(80,407)	(3.9)%	$157,771	*

Adjusted EBITDA	$258,938	13.1%	$199,993	9.7%	$58,945	29.5%
* Percentage is not meaningful due to a comparison of a positive figure and a negative figure.

Net Sales

Net sales in fiscal 2021 were $1.97 billion, a decrease of $83.6 million, or 4.1%, from net sales of $2.05 billion in fiscal 2020 as a result of a decrease in sales in both the North America and the International reportable segments. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased approximately 0.6% from the prior comparable period. On an adjusted basis, net sales decreased in the North America reportable segment and was partially offset by an increase in the International reportable segment. Further details of changes in adjusted net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2021 was $491.6 million, an increase of $25.8 million, or 5.5%, from gross profit of $465.8 million in fiscal 2020. Gross profit margin was 25.0% of net sales, compared to 22.7% in the prior year. The increase in gross profit margin was mainly driven by the International reportable segment as a result of lower costs of goods sold stemming from the Fruit business divestiture in the current fiscal year, lower trade spend and cost savings due to supply chain efficiencies which resulted in a lower cost of sales as a percentage of revenue. In addition, the gross profit margin improved in the North America reportable segment as a result of our productivity and transformation initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $299.1 million in fiscal 2021, a decrease of $25.3 million, or 7.8%, from $324.4 million in fiscal 2020. The decrease was mainly due to reduced expenses in the North America reportable segment in the amount of $26.9 million. The decrease in the North America reportable segment was due to (1) lower broker trade expense which was a result of lower net sales, (2) lower salaries and benefits which was primarily a result of the reorganization which resulted in headcount reductions that occurred throughout fiscal 2020 for which we are now seeing the benefits, (3) headcount reductions due to divestitures, (4) lower marketing expense due to a decrease in consumer advertising and public relations, (5) lower bonus expense, and (6) lower outside service expense. Selling, general and administrative expenses as a percentage of net sales was 15.2% in the twelve months ended June 30, 2021 compared to 15.8% in the prior year, attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $8.9 million in fiscal 2021, a decrease of $2.7 million, or 23.3%, from $11.6 million in fiscal 2020. The decrease was due to the elimination of the United Kingdom Fruit business intangible amortization since the first quarter of fiscal 2021 and finite-lived intangibles from historical acquisitions becoming fully amortized or impaired during fiscal year 2020, partially offset by amortization as a result of certain indefinite-lived intangibles reclassified to finite-lived intangibles during the first quarter of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $18.9 million in fiscal 2021, a decrease of $29.9 million or 61.3% from $48.8 million in fiscal 2020. The decrease was due to lower consulting fees, severance costs, and other costs incurred in connection with the Company’s productivity and transformation initiatives in fiscal 2021.

Proceeds from Insurance Claims

During fiscal year 2021, the Company received $0.6 million as payment from an insurance claim related to a litigation described in Note 19, Commitments and Contingencies. In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.5 million recognized in the first quarter of fiscal 2020.

Long-Lived Asset and Intangibles Impairment

During fiscal year 2021, the Company recorded a pre-tax impairment charge of $57.9 million, of which $56.1 million related to the reserve recorded against the assets of the Company's United Kingdom Fruit business (see Note 5, Dispositions, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K) and $1.6 million related to impairment of property, plant and equipment and other non-current assets. During fiscal year 2020, the Company recorded a pre-tax impairment charge of $27.5 million of which (1) $9.5 million ($4.0 million related to the North America reportable segment and $5.5 million related to the International reportable segment) related to certain tradenames of the Company, (2) $4.5 million related to customer relationships of certain brand divestitures within the North America reportable segment and (3) $12.3 million related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs and the write-down of buildings, machinery and equipment related to the sale of our Danival business.

Operating Income

Operating income in fiscal 2021 was $107.4 million compared to operating income of $56.0 million in fiscal 2020 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $8.7 million in fiscal 2021, a decrease of $9.6 million, or 52.6%, from $18.3 million in the prior year. The decrease resulted primarily from lower interest expense in fiscal 2021 from lower outstanding debt and lower variable interest rates on the portion of the debt not hedged by derivatives. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other (Income) Expense, Net

Other income, net totaled $10.1 million in fiscal 2021, an increase of $14.0 million from other expense, net of $4.0 million in the prior year. The change from expense to income was primarily attributable to a gain on sale of assets and businesses in fiscal 2021 of $11.1 million and a $2.8 million gain primarily related to foreign currency movements on the remeasurement of foreign currency balances in fiscal 2021 compared with respective losses in fiscal 2020.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in the net loss of our equity-method investees for fiscal 2021 was $108.8 million compared to $33.8 million in fiscal 2020. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $41.1 million and $6.2 million for fiscal 2021 and 2020, respectively.

On March 27, 2020, H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into legislation which included business tax provisions that impacted taxes related to 2018, 2019 and 2020. Under the CARES Act, the Company carried back net operating losses generated in the June 30, 2019 tax year for five years, resulting in a net income tax benefit of $11.2 million. The $11.2 million income tax benefit represents the federal rate differential between 35% and 21%, net of a reserve under Accounting Standard Codification (“ASC”) 740-10 and excludes the indirect tax benefit of $6.7 million related to discontinued operations. The Company recorded a tax refund receivable of $52.5 million which was included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2020. The Company received the tax refund, along with $1.3 million of interest, during fiscal year 2021.

The effective income tax rate from continuing operations was 37.8% and 18.3% of pre-tax income for the twelve months ended June 30, 2021 and 2020, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2021 was primarily impacted by various discrete items including the tax impact of the Fruit business impairment and disposal, and the enacted change in the United Kingdom’s corporate income tax rate from 19% to 25%.

The effective income tax rate from continuing operations for the twelve months ended June 30, 2020 was primarily impacted by the geographical mix of earnings, state taxes, provisions in the CARES Act, global intangible low-taxed income (“GILTI”) and limitations on the deductibility of executive compensation.

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

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2021 was $1.6 million compared to $2.0 million for fiscal 2020. See Note 15, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income from Continuing Operations

Net income from continuing operations for fiscal 2021 was $66.1 million compared to net income of $25.6 million for fiscal 2020. Net income per diluted share was $0.65 in fiscal 2021 compared to net income per diluted share of $0.25 in fiscal 2020. The increase was attributable to the factors noted above.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax, for fiscal 2021 was income of $11.3 million, or $0.11 per diluted share, compared with a net loss of $106.0 million or $1.02 per diluted share for fiscal 2020.

During the twelve months ended June 30, 2021, the Company recognized a $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. Net loss from discontinued operations, net of tax, for the twelve months ended June 30, 2020 included a reclassification of $95.1 million of cumulative translation losses from Accumulated other comprehensive loss related to the Tilda business' discontinued operations. The income tax expense from discontinued operations of $13.5 million for the twelve months ended June 30, 2020 was impacted by $15.3 million of tax related to the tax gain on the sale of the Tilda entities. See Note 5, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income (Loss)

Net income for fiscal 2021 was $77.4 million compared to net loss of $80.4 million for fiscal 2020. Net income per diluted share was $0.76 in fiscal 2021 compared to net loss per diluted share of $0.77 in 2020. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $258.9 million and $200.0 million for fiscal 2021 and 2020, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income (loss) to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the fiscal years ended June 30, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2021 net sales	$1,104,128	$866,174	$—	$1,970,302
Fiscal 2020 net sales	$1,171,478	$882,425	$—	$2,053,903
$ change	$(67,350)	$(16,251)	n/a	$(83,601)
% change	(5.7)%	(1.8)%	n/a	(4.1)%

Fiscal 2021 operating income (loss)	$129,010	$38,036	$(59,666)	$107,380
Fiscal 2020 operating income (loss)	$95,934	$55,333	$(95,225)	$56,042
$ change	$33,076	$(17,297)	$35,559	$51,338
% change	34.5%	(31.3)%	37.3%	91.6%

Fiscal 2021 operating income margin	11.7%	4.4%	n/a	5.4%
Fiscal 2020 operating income margin	8.2%	6.3%	n/a	2.7%

North America

Our net sales in the North America reportable segment for fiscal 2021 were $1.10 billion, a decrease of $67.4 million, or 5.7%, from net sales of $1.17 billion in fiscal 2020. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased by 1.7%. The decrease of 1.7% was mainly due to lower sales in the current year compared to the prior year driven by higher at-home food consumption and hand sanitizer purchases in the prior year as a result of stay-at-home orders at the beginning of the COVID-19 pandemic. Additionally, the Company had a large program with a wholesale club in fiscal 2020 which did not recur in fiscal 2021. Further, sales were lower in the current year due to the impact of the prior year SKU rationalization, which reduced or eliminated sales related to those SKUs in the current year. The decrease was partially offset by an increase in snacks and tea in fiscal 2021 compared with fiscal 2020. Operating income in North America in fiscal 2021 was $129.0 million, an increase of $33.1 million, or 34.5%, from $95.9 million in fiscal 2020. The increase was driven by a favorable product mix, lower selling, general and administrative expenses and supply chain cost efficiencies gained with the Company's productivity and transformation initiatives, partially offset by lower net sales in 2021.

International

Net sales in the International reportable segment for fiscal 2021 were $866.2 million, a decrease of $16.3 million, or 1.8%, from net sales of $882.4 million in fiscal 2020. On a constant currency basis, and adjusted for the impact of divestitures and discontinued brands, net sales increased by 0.8% from fiscal 2020. The increase in adjusted net sales was due to sustained demand from the prior year with additional growth in the current year from our plant-based food and beverage products. Operating income in our International reportable segment for fiscal 2021 was $38.0 million, a decrease of $17.3 million, or 31.3%, from $55.3 million in fiscal 2020. The decrease in operating income was mainly due to an impairment loss recorded for the Fruit business amounting to $56.0 million, partially offset by improved gross profit of $28.0 million mainly due to product mix and benefits realized from our productivity initiatives in fiscal 2021 when compared with fiscal 2020.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for fiscal 2021 were $59.7 million, a decrease of $35.6 million or 37.3%, from $95.2 million in fiscal 2020. This change was primarily related to a decrease in productivity and transformation costs included in Corporate and Other, which were $10.6 million for fiscal 2021, a decrease of $22.1 million, from $32.7 million for fiscal 2020. Additionally, included in fiscal 2020 was a tradename impairment charge of $9.5 million which did not recur in fiscal 2021. These decreases were offset in part by additional retirement plan expense of $1.1 million in fiscal 2021 as a result of a higher employer match into the defined contribution plan.

Refer to Note 21, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Comparison of Fiscal Year Ended June 30, 2020 to Fiscal Year Ended June 30, 2019

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2020 and 2019 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2020		2019		Dollars	Percentage
Net sales	$2,053,903	100.0%	$2,104,606	100.0%	$(50,703)	(2.4)%
Cost of sales	1,588,133	77.3%	1,706,109	81.1%	(117,976)	(6.9)%
Gross profit	465,770	22.7%	398,497	18.9%	67,273	16.9%
Selling, general and administrative expenses	324,376	15.8%	314,000	14.9%	10,376	3.3%
Amortization of acquired intangibles	11,638	0.6%	13,134	0.6%	(1,496)	(11.4)%
Productivity and transformation costs	48,789	2.4%	40,107	1.9%	8,682	21.6%
Former Chief Executive Officer Succession Plan expense, net	—	—%	30,156	1.4%	(30,156)	(100.0)%
Proceeds from insurance claim	(2,962)	(0.1)%	(4,460)	(0.2)%	1,498	(33.6)%
Accounting review and remediation costs, net of insurance proceeds	—	—%	4,334	0.2%	(4,334)	(100.0)%
Goodwill impairment	394	—%	—	—%	394	*
Long-lived asset and intangibles impairment	27,493	1.3%	33,719	1.6%	(6,226)	(18.5)%
Operating income (loss)	56,042	2.7%	(32,493)	(1.5)%	88,535	(272.5)%
Interest and other financing expense, net	18,258	0.9%	22,517	1.1%	(4,259)	(18.9)%
Other expense, net	3,956	0.2%	994	—%	2,962	298.0%
Income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees	33,828	1.6%	(56,004)	(2.7)%	89,832	(160.4)%
Provision (benefit) for income taxes	6,205	0.3%	(3,232)	(0.2)%	9,437	(292.0)%
Equity in net loss of equity-method investees	1,989	0.1%	655	—%	1,334	203.7%
Net income (loss) from continuing operations	$25,634	1.2%	$(53,427)	(2.5)%	$79,061	(148.0)%
Net loss from discontinued operations, net of tax	(106,041)	(5.2)%	(129,887)	(6.2)%	23,846	(18.4)%
Net loss	$(80,407)	(3.9)%	$(183,314)	(8.7)%	$102,907	(56.1)%

Adjusted EBITDA	$199,993	9.7%	$165,112	7.8%	$34,881	21.1%
* Percentage is not meaningful due to a comparison of a positive figure and a negative figure or due to the baseline figure being zero.

Net Sales

Net sales in fiscal 2020 were $2.05 billion, a decrease of $50.7 million, or 2.4%, from net sales of $2.10 billion in fiscal 2019. Foreign currency exchange rates negatively impacted net sales by $27.5 million as compared to the prior year. On a constant currency basis, net sales decreased approximately 1.1% from the prior year. Net sales decreased across both our North America and International reportable segments, primarily driven by the strategic decision to no longer support certain lower margin and unprofitable SKUs, a reduction in net sales in relation to divested brands and a decline in our United Kingdom Fruit business as a result of the impacts from the COVID-19 pandemic. Further details of changes in net sales by segment are provided below.

Gross Profit

Gross profit in fiscal 2020 was $465.8 million, an increase of $67.3 million, or 16.9%, from gross profit of $398.5 million in fiscal 2019. Gross profit margin was 22.7%, an increase of 380 basis points from the prior year. This increase was driven by a favorable product mix as well as cost savings from the Company’s productivity and transformation initiatives. The year-over-year increase was further due to an inventory write-down of $12.4 million in fiscal 2019, which did not recur in fiscal 2020, in connection with the discontinuance of slow moving SKUs primarily in the United States as part of a product rationalization initiative and increased freight and commodity costs in fiscal 2019 primarily in the United States operating segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $324.4 million in fiscal 2020, an increase of $10.4 million, or 3.3%, from $314.0 million in fiscal 2019. Selling, general and administrative expenses increased primarily due to higher marketing and advertising spend as well as higher variable compensation costs in fiscal 2020. Variable compensation costs include stock-based compensation expense, which was higher in fiscal 2020 primarily due to the reversal in the prior year of previously accrued amounts under certain performance-based incentive plans of which achievement was no longer probable. See Note 14, Stock-based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion. Selling, general and administrative expenses as a percentage of net sales was 15.8% in fiscal 2020 and 14.9% in the prior year, an increase of 90 basis points, primarily attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $11.6 million in fiscal 2020, a decrease of $1.5 million, or 11.4%, from $13.1 million in fiscal 2019. The decrease was due to finite-lived intangibles from certain historical acquisitions becoming fully amortized subsequent to June 30, 2019 as well as impairment of certain finite-lived intangibles taken during fiscal year 2020.

Productivity and Transformation Costs

Productivity and transformation costs were $48.8 million in fiscal 2020, an increase of $8.7 million from $40.1 million in fiscal 2019. The increase was primarily due to increased North America integration costs incurred in connection with the Company’s productivity and transformation initiative as well as increased severance costs in fiscal year 2020 as compared to the prior year.

Former Chief Executive Officer Succession Plan Expense, Net

On June 24, 2018, the Company entered into a succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO. Net costs and expenses associated with the Company’s former Chief Executive Officer succession plan were $30.2 million in fiscal 2019 compared with no expense incurred in fiscal year 2020. See Note 3, Former Chief Executive Officer Succession Plan, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
Proceeds from Insurance Claims

In July of 2019, the Company received $7.0 million as partial payment from an insurance claim relating to business disruption costs associated with a co-packer. Of this amount, $4.5 million was recognized in fiscal 2019 as it related to reimbursement of costs already incurred, with the remaining $2.5 million recorded in the first quarter of fiscal 2020. The Company recorded an additional $0.5 million in the first quarter of fiscal 2020.

Accounting Review and Remediation Costs, Net of Insurance Proceeds

Costs and expenses associated with the internal accounting review, remediation and other related matters were $4.3 million in fiscal 2019, compared to no expense incurred in fiscal 2020. Included in accounting review and remediation costs for fiscal 2019 were insurance proceeds of $0.2 million related to the reimbursement of costs incurred as part of the internal accounting review and the independent review by the Audit Committee and other related matters.

Long-lived Asset and Intangibles Impairment

During fiscal 2020, the Company recorded $27.5 million of long-lived asset and intangibles impairment charges. This included a pre-tax impairment charge of $9.5 million ($4.0 million related to the North America reportable segment and $5.5 million related to the International reportable segment) related to certain tradenames of the Company. The Company also recorded $4.5 million of pre-tax impairment charges relating to customer relationships of certain brand divestitures within the North America reportable segment. Additionally, during fiscal 2020, the Company recorded a $12.3 million non-cash impairment charge primarily related to a write-down of certain machinery and equipment in the United States and Europe used to manufacture certain slow moving or low margin SKUs and the write-down of buildings, machinery and equipment related to the sale of our Danival business.

During fiscal 2019, the Company recorded $33.7 million of long-lived asset and intangibles impairment charges. This included a pre-tax impairment charge of $17.9 million ($15.1 million related to the North America reportable segment and $2.8 million related to the International reportable segment) related to certain tradenames of the Company. Additionally, the Company recorded $6.1 million of non-cash impairment charges primarily related to the Company’s decision to consolidate manufacturing of certain fruit-based products in the United Kingdom. Moreover, the Company recorded a $9.7 million non-cash impairment charge to write down the value of certain machinery and equipment no longer in use in the United States and United Kingdom, some of which was used to manufacture certain slow moving SKUs that were discontinued.

See Note 7, Property, Plant and Equipment, Net and Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for details regarding the aforementioned impairment charges.

Operating Income (Loss)

Operating income in fiscal 2020 was $56.0 million compared to operating loss of $32.5 million in fiscal 2019. The increase from operating loss to operating income in fiscal 2020 resulted from the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $18.3 million in fiscal 2020, a decrease of $4.3 million, or 18.9%, from $22.5 million in the prior year. The decrease in interest and other financing expense, net resulted primarily from lower interest expense related to our revolving credit facility as a result of lower variable interest rates and a lower balance of borrowings outstanding during fiscal year 2020 compared to fiscal year 2019. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in the net loss of our equity-method investees for fiscal 2020 was $33.8 million compared to loss of $56.0 million in fiscal 2019. The increase was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax from continuing operations was an expense of $6.2 million and a benefit of $3.2 million for fiscal 2020 and 2019, respectively.

On March 27, 2020, H.R. 748, the CARES Act was signed into legislation which includes business tax provisions that impacted taxes related to 2018, 2019 and 2020. Some of the significant tax law changes in accordance with the CARES Act were to increase the limitation on deductible business interest expense for 2019 and 2020, allow for the five-year carryback of net operating losses for 2018-2020, suspend the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, provide for the acceleration of depreciation expense from 2018 and forward on qualified improvement property, and accelerate the ability to claim refunds of Alternative Minimum Tax (“AMT”) credit carryforwards. The Company carried back net operating losses generated in the June 30, 2019 tax year for five years, resulting in a net income tax benefit of $11.2 million. The $11.2 million income tax benefit represents the federal rate differential between 35% and 21%, net of a reserve under ASC 740-10 and excludes the indirect tax benefit of $6.7 million related to discontinued operations. The Company recorded a tax refund receivable of $52.5 million which was included as a component of Prepaid expenses and other current assets on the Consolidated Balance Sheet as of June 30, 2020.

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

The Tax Act also includes a provision to tax GILTI of foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company has computed the impact on our effective tax rate on a discrete basis.

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

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2020 was $2.0 million compared to equity in net loss of $0.7 million for fiscal 2019. See Note 15, Investments, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for fiscal 2020 was $25.6 million compared to net loss of $53.4 million for fiscal 2019. Net income per diluted share was $0.25 in fiscal 2020 compared to net loss per diluted share of $0.51 in fiscal 2019. The decrease was attributable to the factors noted above.

Net Loss from Discontinued Operations

Net loss from discontinued operations for fiscal 2020 and 2019 was $106.0 million and $129.9 million, respectively, or $1.02 and $1.25 per diluted share, respectively. The net loss from discontinued operations for fiscal 2020 included a reclassification of $95.1 million of cumulative translation losses from Accumulated comprehensive loss related to the Tilda business to discontinued operations, while in fiscal 2019 net loss from discontinued operations was primarily attributable to asset impairment charges of $109.3 million and losses on sale in connection with the disposition of the Plainville Farms and HPPC businesses of $40.2 million and $0.6 million, respectively. See Note 5, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the fiscal years ended June 30, 2020 and 2019:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2020 net sales	$1,171,478	$882,425	$—	$2,053,903
Fiscal 2019 net sales	$1,195,979	$908,627	$—	$2,104,606
$ change	$(24,501)	$(26,202)	n/a	$(50,703)
% change	(2.0)%	(2.9)%	n/a	(2.4)%

Fiscal 2020 operating income (loss)	$95,934	$55,333	$(95,225)	$56,042
Fiscal 2019 operating income (loss)	$32,682	$58,808	$(123,983)	$(32,493)
$ change	$63,252	$(3,475)	$28,758	$88,535
% change	193.5%	(5.9)%	23.2%	(272.5)%

Fiscal 2020 operating income (loss) margin	8.2%	6.3%	n/a	2.7%
Fiscal 2019 operating income (loss) margin	2.7%	6.5%	n/a	(1.5)%

North America

Our net sales in the North America reportable segment in fiscal 2020 were $1.17 billion, a decrease of $24.5 million, or 2.0%, from net sales of $1.20 billion in fiscal 2019. The decrease in net sales was primarily driven by the strategic decision to no longer support certain lower margin SKUs in order to reduce complexity and increase gross margins as well as a reduction in net sales in relation to divested brands such as our Rudi’s business, Arrowhead Mills®, Europe’s Best® and WestSoy®, partially offset by increased overall demand for our products in reaction to the COVID-19 pandemic during the second half of fiscal 2020. Operating income in North America in fiscal 2020 was $95.9 million, an increase of $63.3 million, or 193.5%, from $32.7 million in fiscal 2019. The increase in operating income was the result of increased gross profit in the United States driven by a favorable product mix due to our efforts under the “Get Bigger” and “Get Better” strategy for our brands, efficient trade spending and supply chain cost reductions in the United States as well as other productivity savings, offset in part by increased marketing and advertising expense and variable compensation.

International

Our net sales in the International reportable segment in fiscal 2020 were $882.4 million, an decrease of $26.2 million, or 2.9%, from net sales of $908.6 million in fiscal 2019. On a constant currency basis, net sales decreased 0.1% from the prior year primarily due to a decline in our United Kingdom Fruit business as a result of impacts from the COVID-19 pandemic and discontinued sales of unprofitable SKUs, partially offset by growth in our plant-based food and beverage products. Operating income in our International reportable segment for fiscal 2020 was $55.3 million, a decrease of $3.5 million, or 5.9%, from $58.8 million in fiscal 2019. Excluding the impact of foreign currency movements of $1.8 million, operating income decreased 2.8% for fiscal 2020, compared to the prior year, due to reductions in sales of certain fruit-based products and non-cash impairment charges primarily related to a write-down of certain machinery and equipment in Europe, offset in part by increased gross profit driven by a favorable product mix and increased overall demand for our products in reaction to COVID-19 in Europe.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Corporate and Other expenses are comprised mainly of the compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, as well as expenses for certain professional fees, facilities and other items which benefit the Company as a whole. Additionally, productivity and transformation costs, tradename impairment charges and proceeds from insurance claim included within Corporate and Other expenses were $32.7 million, $9.5 million and $3.0 million, respectively, for the fiscal year ended June 30, 2020. Former Chief Executive Officer Succession Plan expense, net, Productivity and transformation costs and Accounting review and remediation costs, net of insurance proceeds included within Corporate and Other expenses were $30.2 million, $28.4 million and $4.3 million, respectively, for the fiscal year ended June 30, 2019.

Refer to Note 21, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our cash and cash equivalents balance increased by $38.1 million at June 30, 2021 to $75.9 million compared to $37.8 million at June 30, 2020. Our working capital, which excludes current assets and current liabilities of discontinued operations, was $284.7 million at June 30, 2021, an increase of $28.9 million from $255.9 million at the end of fiscal 2020.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe, Middle East, and India. As of June 30, 2021, all of the Company’s total cash balance was held outside of the United States. The Company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. To achieve its cash management objectives, during the fourth quarter of fiscal 2020, the Company reversed its reinvestment assertion for certain international locations representing $93.4 million of undistributed earnings of our foreign subsidiaries. The Company continues to reinvest $732.1 million of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2021, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(amounts in thousands)	2021	2020	2019
Cash flows provided by (used in):
Operating activities from continuing operations	$196,759	$156,914	$39,333
Investing activities from continuing operations	(2,364)	(45,128)	(68,647)
Financing activities from continuing operations	(162,443)	(104,466)	(22,846)
Increase (decrease) in cash from continuing operations	31,952	7,320	(52,160)
Decrease in cash from discontinued operations	—	(8,509)	(19,809)
Effect of exchange rate changes on cash	6,148	(566)	(1,522)
Net increase (decrease) in cash and cash equivalents	$38,100	$(1,755)	$(73,491)

Cash provided by operating activities from continuing operations was $196.8 million for the fiscal year ended June 30, 2021, compared to $156.9 million in fiscal 2020 and $39.3 million in fiscal 2019. The increase in cash provided by operating activities in fiscal 2021 compared to fiscal 2020 resulted primarily from an improvement of $32.8 million in net income adjusted for non-cash charges and due to an increase of $7.0 million of cash provided by working capital accounts. The increase in cash provided by operating activities in fiscal 2020 compared to fiscal 2019 resulted primarily from an improvement of $141.5 million in net income adjusted for non-cash charges, offset in part by an increase of $23.9 million of cash used in working capital accounts. The increase in working capital in fiscal 2020 was mainly due to a tax refund receivable of $52.5 million (included as a component of Other current assets in the Consolidated Statement of Cash Flows) resulting from carryback of net operating losses (“NOLs”) under the CARES Act.

Cash used in investing activities from continuing operations was $2.4 million for the fiscal year ended June 30, 2021, a decrease of $42.8 million from $45.1 million in fiscal 2020 primarily due to proceeds of $10.4 million and $58.8 million from the sale of assets and businesses, respectively, partially offset by increased capital expenditures. Cash used in investing activities from continuing operations was $45.1 million for fiscal 2020, a decrease of $23.5 million from $68.6 million in fiscal 2019 primarily due to proceeds of $15.8 million from brand divestitures and other investing activities and decreased capital expenditures.

Cash used in financing activities from continuing operations was $162.4 million for the fiscal year ended June 30, 2021 and included $50.0 million of net repayments of our revolving credit facility and $106.1 million of share repurchases. Cash used in financing activities from continuing operations was $104.5 million for fiscal 2020 and primarily included net repayments of $345.9 million on our term loan and revolving credit facility and $60.2 million of share repurchases offset in part by proceeds of $305.6 million from discontinued operations primarily related to the sale of Tilda.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow was $125.2 million for the fiscal year ended June 30, 2021, an increase of $29.2 million from the fiscal year ended June 30, 2020. The increase in operating free cash flow primarily resulted from an improvement in net income adjusted for non-cash items of $32.8 million and cash provided within working capital accounts of $7.0 million partially offset by an increase in our capital expenditures of $10.7 million. Refer to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Capital Expenditures

During fiscal 2021, our aggregate capital expenditures used in continuing operations were $71.6 million. We expect to spend approximately 3% to 4% of net sales for capital projects in fiscal 2022.

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250.0 million of the Company’s issued and outstanding common stock. As of June 30, 2021, the Company had $82.4 million of remaining authorization under the 2017 authorization. During the fiscal year ended June 30, 2021, the Company repurchased 3.1 million shares under the repurchase program for a total of $107.4 million, excluding commissions, at an average price of $34.87 per share. During the fiscal year ended June 30, 2020, the Company repurchased 2.6 million shares under the repurchase program for a total of $60.2 million, excluding commissions, at an average price of $23.59 per share. The Company did not repurchase any shares under this program in fiscal 2019.

In August 2021, the Company announced that its Board of Directors approved an additional $300 million share repurchase authorization. Share repurchases under the 2021 authorization will commence after the 2017 authorization is fully utilized, at the Company’s discretion.

The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorizations do not have a stated expiration date.

Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures

We have included in this report measures of financial performance that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”). We believe that these measures provide useful information to investors and include these measures in other communications to investors.
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

A reconciliation between reported and adjusted net sales decrease in fiscal 2021 is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended 6/30/21	$1,104,128	$866,174	$1,970,302
Divestitures and discontinued brands	(4,630)	(5,052)	(9,682)
Impact of foreign currency exchange	(6,083)	(55,224)	(61,307)
Net sales on a constant currency basis adjusted for divestitures and discontinued brands - Twelve months ended 6/30/21	$1,093,415	$805,898	$1,899,313

Net sales - Twelve months ended 6/30/20	$1,171,478	$882,425	$2,053,903
Divestitures and discontinued brands	(59,671)	(83,173)	(142,844)
Net sales adjusted for divestitures and discontinued brands - Twelve months ended 6/30/20	$1,111,807	$799,252	$1,911,059

Net sales decline	(5.7)%	(1.8)%	(4.1)%
Impact of divestitures and discontinued brands	4.5%	8.9%	6.5%
Impact of foreign currency exchange	(0.5)%	(6.3)%	(3.0)%
Net sales (decline) growth on a constant currency basis adjusted for divestitures and discontinued brands	(1.7)%	0.8%	(0.6)%

A reconciliation between reported and constant currency net sales decrease in fiscal 2020 is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended 6/30/20	$1,171,478	$882,425	$2,053,903
Divestitures and discontinued brands	(59,671)	(83,173)	(142,844)
Impact of foreign currency exchange	2,227	25,244	27,471
Net sales on a constant currency basis adjusted for divestitures and discontinued brands - Twelve months ended 6/30/20	$1,114,034	$824,496	$1,938,530

Net sales - Twelve months ended 6/30/19	$1,195,979	$908,627	$2,104,606
Divestitures and discontinued brands	(110,531)	(118,647)	(229,178)
SKU rationalization	(41,885)	(8,372)	(50,257)
Net sales adjusted for divestitures, discontinued brands and SKU rationalization	$1,043,563	$781,608	$1,825,171

Net sales decline	(2.0)%	(2.9)%	(2.4)%
Impact of divestitures and discontinued brands	5.0%	4.7%	4.9%
Impact of SKU rationalization	3.6%	0.9%	2.4%
Impact of foreign currency exchange	0.2%	2.8%	1.3%
Net sales growth on a constant currency basis adjusted for divestitures, discontinued brands and SKU rationalization	6.8%	5.5%	6.2%

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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2021	2020	2019
Net income (loss)	$77,364	$(80,407)	$(183,314)
Net income (loss) from discontinued operations	11,255	(106,041)	(129,887)
Net income (loss) from continuing operations	$66,109	$25,634	$(53,427)

Provision (benefit) for income taxes	41,093	6,205	(3,232)
Interest expense, net	5,880	14,351	19,450
Depreciation and amortization	49,569	52,088	50,898
Equity in net loss of equity-method investees	1,591	1,989	655
Stock-based compensation, net	15,659	13,078	9,471
Stock-based compensation expense in connection with Former Chief Executive Officer Succession Plan	—	—	429
Goodwill impairment	—	394	—
Long-lived asset and intangibles impairment	57,920	27,493	33,719
Unrealized currency losses (gains)	752	543	(850)
Productivity and transformation costs	15,863	47,596	39,958
Former Chief Executive Officer Succession Plan expense, net	—	—	29,727
Proceeds from insurance claims	(592)	(2,962)	(4,460)
Accounting review and remediation costs, net of insurance proceeds	—	—	4,334
SKU rationalization and inventory write-down	(421)	4,175	12,381
Gain on sale of assets	(4,900)	—	—
(Gain) loss on sale of business	(2,604)	3,564	(534)
Warehouse/manufacturing facility start-up costs	11,374	3,440	17,636
Plant closure related costs	58	2,357	4,734
Litigation and related expenses	1,587	48	1,517
Realized currency loss on repayment of international loans	—	—	2,706
Adjusted EBITDA	$258,938	$199,993	$165,112

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

A reconciliation from Cash flow provided by operating activities to Operating free cash flow is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2021	2020	2019
Cash flow provided by operating activities from continuing operations	$196,759	$156,914	$39,333
Purchase of property, plant and equipment	(71,553)	(60,893)	(75,792)
Operating free cash flow provided by (used in) continuing operations	$125,206	$96,021	$(36,459)

Contractual Obligations
Obligations for all debt instruments, finance and operating leases and other contractual obligations as of June 30, 2021 are as follows:

	Payments Due by Period
(amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Long-term debt obligations(1)	$237,479	$4,618	$232,678	$107	$76
Operating lease obligations(2)	115,797	13,592	27,363	22,227	52,615
Finance lease obligations(2)	610	235	192	107	76
Purchase obligations(3)	234,579	202,768	31,811	—	—
Other long term liabilities	467	350	117	—	—
Total contractual obligations	$588,932	$221,563	$292,161	$22,441	$52,767

(1)Including principal and interest.
(2)Including interest.
(3)Excludes amounts that may be payable upon termination to co-packers as we are not able to reasonably estimate such amounts.
As of June 30, 2021, we had non-current unrecognized tax benefits of $22.9 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.
We believe that our cash on hand of $75.9 million at June 30, 2021 as well as projected cash flows from operations and availability under our Amended Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2022 capital expenditures and other expected cash requirements for at least the next 12 months.

Off Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had or are likely to have a material current or future effect on our consolidated financial statements.

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

Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. As credit losses have been within our expectations in recent years and as no customers represented more than 10% of accounts receivable, net at June 30, 2021, we believe there is no significant or unusual credit exposure at this time.

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

Indefinite-lived intangible assets consist primarily of acquired tradenames and trademarks. We first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. We measure the fair value of these assets using the relief from royalty method. This method assumes that the tradenames and trademarks have value to the extent their owner is relieved from paying royalties for the benefits received. We estimate the future revenues for the associated brands, the appropriate royalty rate and the weighted average cost of capital.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2021, in conjunction with its budgeting and forecasting process for fiscal year 2022, and concluded that no indicators of impairment existed at any of its reporting units.

As of June 30, 2021, the carrying value of goodwill was $871.1 million. For the fiscal 2021 impairment analysis, the Company performed the qualitative assessment for all of its reporting units with the exception of the Hain U.S. and Hain Canada reporting units where a quantitative assessment was performed. The estimated fair value of each reporting unit exceeded its carrying value based on the analysis performed. For the Hain U.S. and Hain Canada reporting units, the quantitative analysis was performed, and it was found that the estimated fair value of the reporting unit exceeded its carrying value by 110% and 230%, respectively. Holding all other assumptions used in the 2021 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of the reporting units to be in excess of the fair value. The fair values were based on significant management assumptions including an estimate of future cash flows. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods.

Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. The result of the annual assessment for the year ended June 30, 2021 indicated that the fair value of the Company’s tradenames exceeded their carrying values and no indicators of impairment were present. During the second and third quarters of fiscal 2020, the Company determined that indicators of impairment existed in certain of the Company’s indefinite-lived tradenames in association with the sale or discontinuation of certain businesses and brands. The Company performed interim impairment analyses during the year, and determined that the fair value of certain of the Company’s tradenames was below their carrying value, and therefore an impairment charge of $9.5 million was recognized ($4.0 million in the North America reportable segment and $5.5 million in the International reportable segment). For the fiscal year ended June 30, 2019, a tradename impairment charge of $17.9 million was recognized ($15.1 million in the North America reportable segment and $2.8 million in the International reportable segment).

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
During fiscal 2020 and 2019, we recorded a valuation allowance against a majority of our state deferred tax assets and state net operating loss carryforwards as it was not more likely than not that the state tax attributes will be realized. In fiscal 2021, the Company had positive results in the United States and, thus, state-level taxable income. This resulted in an expected utilization of certain of the state deferred tax assets which were previously reserved. Valuation allowances reversed were based on this positive evidence, in addition to other positive evidence, which justified the release of an additional amount of the state. valuation allowance.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our personal care products are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. In recent years, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•interest rates on debt and cash equivalents;
•foreign exchange rates, generating translation and transaction gains and losses; and
•ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2021, we had $230 million of variable rate debt outstanding under our Amended Credit Agreement. During fiscal 2021, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2021, the notional amount of the interest rate swaps was $230 million for which we pay a weighted average fixed rate of 1.62%. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would have no impact to net interest expense.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2021, approximately 52% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 51% of net sales in fiscal 2020 and 50% of net sales in fiscal 2019. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would have decreased by approximately $53.2 million and $3.0 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2021. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations. To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $110.0 million in notional amounts of cross-currency swaps and foreign currency exchange contracts at June 30, 2021. See Note 16, Financial Instruments Measured at Fair Value, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $85.6 million during the fiscal year ended June 30, 2021.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as almonds, coconut oil, corn, dairy, fruit and vegetables, oils, rice, soybeans, oats and wheat, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. We do not attempt to hedge against fluctuations in the prices of the ingredients by using future, forward, option or other derivative instruments. As a result, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted average cost of our primary inputs as of June 30, 2021. Based on our cost of goods sold during the fiscal year ended June 30, 2021, such a change would have resulted in an increase or decrease to cost of sales of approximately $103 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - June 30, 2021 and 2020
Consolidated Statements of Operations - Fiscal Years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2021, 2020 and 2019
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
For the year ended June 30, 2021, the Company’s reported net sales from continuing operations was $2.0 billion. As described in Note 2 of the 2021 consolidated financial statements, the Company provides certain retailers and distributors with trade and promotional incentive programs, which results in variable consideration and the Company having to estimate expected levels of promotions that are typically settled in a period after the sale taking place. The estimated costs of these trade promotions and sales incentives are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of trade promotions and sales incentive programs involves the use of judgment related to estimates of expected levels of performance and redemption rates.

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
Jericho, New York
August 26, 2021

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 AND JUNE 30, 2020
(In thousands, except par values)

	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$75,871	$37,771
Accounts receivable, less allowance for doubtful accounts of $1,314 and $638, respectively	174,066	170,969
Inventories	285,410	248,170
Prepaid expenses and other current assets	39,834	95,690
Assets held for sale	1,874	8,334
Total current assets	577,055	560,934
Property, plant and equipment, net	312,777	289,256
Goodwill	871,067	861,958
Trademarks and other intangible assets, net	314,895	346,462
Investments and joint ventures	16,917	17,439
Operating lease right-of-use assets	92,010	88,165
Other assets	21,187	24,238
Total assets	$2,205,908	$2,188,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,947	$171,009
Accrued expenses and other current liabilities	117,957	124,045
Current portion of long-term debt	530	1,656
Liabilities related to assets held for sale	—	3,567
Total current liabilities	290,434	300,277
Long-term debt, less current portion	230,492	281,118
Deferred income taxes	42,639	51,849
Operating lease liabilities, noncurrent portion	85,929	82,962
Other noncurrent liabilities	33,531	28,692
Total liabilities	683,025	744,898
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,507 and 109,123 shares, respectively; outstanding: 99,069 and 101,885 shares, respectively	1,096	1,092
Additional paid-in capital	1,187,530	1,171,875
Retained earnings	691,225	614,171
Accumulated other comprehensive loss	(73,011)	(171,392)
	1,806,840	1,615,746
Less: Treasury stock, at cost, 10,438 and 7,238 shares, respectively	(283,957)	(172,192)
Total stockholders’ equity	1,522,883	1,443,554
Total liabilities and stockholders’ equity	$2,205,908	$2,188,452
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2021, 2020 AND 2019
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$1,970,302	$2,053,903	$2,104,606
Cost of sales	1,478,687	1,588,133	1,706,109
Gross profit	491,615	465,770	398,497
Selling, general and administrative expenses	299,077	324,376	314,000
Amortization of acquired intangible assets	8,931	11,638	13,134
Productivity and transformation costs	18,899	48,789	40,107
Former Chief Executive Officer Succession Plan expense, net	—	—	30,156
Proceeds from insurance claim	(592)	(2,962)	(4,460)
Accounting review and remediation costs, net of insurance proceeds	—	—	4,334
Goodwill impairment	—	394	—
Long-lived asset and intangibles impairment	57,920	27,493	33,719
Operating income (loss)	107,380	56,042	(32,493)
Interest and other financing expense, net	8,654	18,258	22,517
Other (income) expense, net	(10,067)	3,956	994
Income (loss) from continuing operations before income taxes and equity in net loss (income) of equity-method investees	108,793	33,828	(56,004)
Provision (benefit) for income taxes	41,093	6,205	(3,232)
Equity in net loss of equity-method investees	1,591	1,989	655
Net income (loss) from continuing operations	$66,109	$25,634	$(53,427)
Net income (loss) from discontinued operations, net of tax	11,255	(106,041)	(129,887)
Net income (loss)	$77,364	$(80,407)	$(183,314)

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.66	$0.25	$(0.51)
Basic net income (loss) per common share from discontinued operations	0.11	(1.02)	(1.25)
Basic net income (loss) per common share	$0.77	$(0.77)	$(1.76)

Diluted net income (loss) per common share from continuing operations	$0.65	$0.25	$(0.51)
Diluted net income (loss) per common share from discontinued operations	0.11	(1.02)	(1.25)
Diluted net income (loss) per common share	$0.76	$(0.77)	$(1.76)

Shares used in the calculation of net income (loss) per common share:
Basic	100,235	103,618	104,076
Diluted	101,322	103,937	104,076
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FISCAL YEARS ENDED JUNE 30, 2021, 2020 AND 2019
(In thousands)

	Fiscal Year Ended June 30, 2021			Fiscal Year Ended June 30, 2020			Fiscal Year Ended June 30, 2019
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income (loss)			$77,364			$(80,407)			$(183,314)

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$85,581	$—	85,581	$(37,847)	$—	(37,847)	$(41,180)	$—	(41,180)
Reclassification of currency translation adjustment included in net income (loss)	16,073	—	16,073	95,120	—	95,120	—	—	—
Change in deferred gains (losses) on cash flow hedging instruments	608	(128)	480	(1,007)	211	(796)	83	(15)	68
Change in deferred (losses) gains on net investment hedging instruments	(4,751)	998	(3,753)	(3,627)	762	(2,865)	—	—	—
Total other comprehensive income (loss)	$97,511	$870	$98,381	$52,639	$973	$53,612	$(41,097)	$(15)	$(41,112)

Total comprehensive income loss)			$175,745			$(26,795)			$(224,426)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2021, 2020 AND 2019
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2018	108,422	$1,084	$1,148,196	$878,516	4,470	$(106,507)	$(184,240)	$1,737,049
Net loss				(183,314)				(183,314)
Cumulative effect of adoption of ASU 2016-01				(348)			348	—
Cumulative effect of adoption of ASU 2014-09				163				163
Other comprehensive loss							(41,112)	(41,112)
Issuance of common stock pursuant to stock-based compensation plans	411	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					144	(3,532)		(3,532)
Stock-based compensation expense			10,065					10,065
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30 2021, 2020 AND 2019
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(80,407)				(80,407)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							53,612	53,612
Issuance of common stock pursuant to stock-based compensation plans	290	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					73	(1,931)		(1,931)
Repurchases of common stock					2,551	(60,222)		(60,222)
Stock-based compensation expense			13,622					13,622
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				77,364				77,364
Cumulative effect of adoption of ASU 2016-13				(310)				(310)
Other comprehensive income							98,381	98,381
Issuance of common stock pursuant to stock-based compensation plans	384	4	(4)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					120	(4,282)		(4,282)
Repurchases of common stock					3,080	(107,483)		(107,483)
Stock-based compensation expense			15,659					15,659
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2021, 2020 AND 2019
(In thousands)

	Fiscal Year Ended June 30,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,364	$(80,407)	$(183,314)
Net income (loss) from discontinued operations	11,255	(106,041)	(129,887)
Net income (loss) from continuing operations	$66,109	$25,634	$(53,427)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	49,569	52,088	50,898
Deferred income taxes	9,884	36,160	(23,706)
Equity in net loss of equity-method investees	1,591	1,989	655
Stock-based compensation, net	15,659	13,078	9,900
Goodwill impairment	—	394	—
Long-lived asset and intangibles impairment	57,920	27,493	33,719
Gain on sale of assets	(4,900)	—	—
(Gain) loss on sale of businesses	(2,604)	3,564	(534)
Other non-cash items, net	353	342	1,727
(Decrease) increase in cash attributable to changes in operating assets and liabilities, net of amounts applicable to acquisitions/divestitures:
Accounts receivable	(2,890)	33,856	26,658
Inventories	(38,522)	33,236	30,550
Other current assets	55,172	(45,337)	(7,215)
Other assets and liabilities	(220)	5,986	3,635
Accounts payable and accrued expenses	(10,362)	(31,569)	(33,527)
Net cash provided by operating activities from continuing operations	196,759	156,914	39,333
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(71,553)	(60,893)	(75,792)
Proceeds from sale of assets	10,395	—	—
Proceeds from sale of businesses, net	58,794	15,765	7,145
Net cash used in investing activities from continuing operations	(2,364)	(45,128)	(68,647)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	241,000	262,000	285,000
Repayments under bank revolving credit facility	(291,000)	(401,669)	(268,791)
Repayments under term loan	—	(206,250)	(90,000)
Proceeds from discontinued operations	—	305,645	56,643
Repayments of other debt, net	(2,094)	(2,040)	(2,166)
Share repurchases	(106,067)	(60,221)	—
Shares withheld for payment of employee payroll taxes	(4,282)	(1,931)	(3,532)
Net cash used in financing activities from continuing operations	(162,443)	(104,466)	(22,846)
Effect of exchange rate changes on cash	6,148	(566)	(1,522)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash (used in) provided by operating activities	—	(5,748)	1,936
Cash provided by investing activities	—	297,592	36,605
Cash used in financing activities	—	(299,816)	(57,770)
Effect of exchange rate changes on cash - discontinued operations	—	(537)	(580)
Net cash used in discontinued operations	—	(8,509)	(19,809)
Net increase (decrease) in cash and cash equivalents	38,100	(1,755)	(73,491)
Cash and cash equivalents at beginning of year	37,771	39,526	113,017
Cash and cash equivalents at end of year	$75,871	$37,771	$39,526
Less: cash and cash equivalents of discontinued operations	$—	$—	$(8,509)
Cash and cash equivalents of continuing operations at end of year	$75,871	$37,771	$31,017
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except par values and per share data)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation, was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The Company operates under two reportable segments: North America and International.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net income (loss) includes the Company’s equity in the current earnings or losses of such companies.

Unless otherwise indicated, references in these consolidated financial statements to 2021, 2020 and 2019 or “fiscal” 2021, 2020 and 2019 or other years refer to our fiscal year ended June 30 of that respective year and references to 2022 or “fiscal” 2022 refer to our fiscal year ending June 30, 2022.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (see Note 5). All footnotes exclude discontinued operations unless otherwise noted.

Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. These estimates include, among others, revenue recognition, trade promotions and sales incentives, valuation of accounts and chargeback receivables, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation, and valuation allowances for deferred tax assets. We believe in the quality and reasonableness of our critical accounting estimates; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have consistently applied.

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

Our customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place we consider the customer purchase orders to be contracts based on the criteria outlined in Accounting Standard Codification (“ASC 606”), Revenue from Contracts with Customers. Payment terms and conditions vary by customer and are based on the billing schedule established in our contracts or purchase orders with customers, but we generally provide credit terms to customers ranging from 15-60 days; therefore, we have determined that our contracts do not include a significant financing component.

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
Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the Consolidated Balance Sheets. Effective July 1, 2020, collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions in the Consolidated Statements of Operations. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 9% and 13% of trade receivables balances as of June 30, 2021 and 2020, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that we expect will be collected and repaid in the near future and records a chargeback receivable. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

Sales to one customer and its affiliates approximated 11%, 12% and 11% of sales during the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Sales to a second customer and its affiliates approximated 8%, 9% and 10% of sales during the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to our property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 7, Property, Plant and Equipment, Net, and Note 5, Dispositions. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and tradenames. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates.

See Note 9, Goodwill and Other Intangible Assets, for information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has a non-recourse factoring arrangement in which eligible receivables are sold to a third-party buyer in exchange for cash. The Company transferred accounts receivables in their entirety to the buyer and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under this arrangement was $96,788 during the year ended June 30, 2021, $108,928 during the year ended June 30, 2020 and no amounts were sold in the year ended June 30, 2019. The incremental cost of factoring receivables under this arrangement is included in Interest and other financing expense, net in the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash from operating activities in the accompanying Consolidated Statements of Cash Flows.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of our inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Research and development costs amounted to $10,372 in fiscal 2021, $11,653 in fiscal 2020 and $11,120 in fiscal 2019, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $20,706 in fiscal 2021, $19,455 in fiscal 2020 and $23,099 in fiscal 2019. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In July of 2019, the Company received $7,027 as partial payment from an insurance claim relating to business disruption costs associated with a co-packer, $4,460 of which was recognized in fiscal 2019 as it related to reimbursement of costs incurred in that fiscal year. The Company recorded an additional $2,567 in the first quarter of fiscal 2020 and received an additional $462 of proceeds in the third quarter of fiscal 2020. In fiscal 2021, the Company received $592 of proceeds from an insurance claim.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2021 and 2020, the Company had $0 and $7, respectively, invested in money market funds, which are classified as cash equivalents. At June 30, 2021 and 2020, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under our credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of Accumulated other comprehensive loss until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of other (income) expense, net or interest and other financing expense, net in the accompanying financial statements. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

See Note 7, Property, Plant and Equipment, Net, and Note 5, Dispositions, for information on long-lived asset impairment charges.

Leases

Effective July 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating lease right-of-use ("ROU") asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The ASU applies to trade and other receivables recorded on the Consolidated Balance Sheets. The Company adopted the standard on July 1, 2020 using the modified retrospective transition method, recognizing an adjustment to beginning retained earnings of $310 reflecting the cumulative impact of adoption. The adoption did not materially impact the Company's results of operations or financial position, and as a result, comparisons between periods were not materially affected by the adoption of ASU 2016-13.

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

3.    FORMER CHIEF EXECUTIVE OFFICER SUCCESSION PLAN

On June 24, 2018, the Company entered into a CEO succession plan, whereby the Company’s former CEO, Irwin D. Simon, agreed to terminate his employment with the Company upon the hiring of a new CEO (the “Succession Agreement”). The Succession Agreement provided Mr. Simon with a cash separation payment of $34,295 payable in a single lump sum and cash benefits continuation costs of $208. These costs were recognized from June 24, 2018 through November 4, 2018, at which time the Company’s new CEO, Mark L. Schiller, commenced his employment. Expense recognized in connection with these payments was $33,051 during the twelve months ended June 30, 2019. The cash separation payment was paid on May 6, 2019. Additionally, the Succession Agreement allowed for acceleration of vesting of all service-based awards outstanding at the termination of Mr. Simon’s employment. In connection with these accelerations, the Company recognized additional stock-based compensation expense of $429 ratably through November 4, 2018. The aforementioned impacts were recorded in Former Chief Executive Officer Succession Plan expense, net in the Consolidated Statements of Operations.

During the three months ended September 30, 2018, the Company’s Compensation Committee determined that no awards would be paid or vested pursuant to the 2016-2018 LTIP. Accordingly, the Company recorded a benefit of $5,065 associated with the reversal of previously accrued amounts under the net sales portion of the 2016-2018 LTIP associated with Mr. Simon’s stock awards during the twelve months ended June 30, 2019.

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

4.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended June 30,
	2021	2020	2019
Numerator:
Net income (loss) from continuing operations	$66,109	$25,634	$(53,427)
Net income (loss) from discontinued operations, net of tax	$11,255	$(106,041)	$(129,887)
Net income (loss)	$77,364	$(80,407)	$(183,314)

Denominator:
Basic weighted average shares outstanding	100,235	103,618	104,076
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	1,087	319	—
Diluted weighted average shares outstanding	101,322	103,937	104,076

Basic net income (loss) per common share:
Continuing operations	$0.66	$0.25	$(0.51)
Discontinued operations	0.11	(1.02)	(1.25)
Basic net income (loss) per common share	$0.77	$(0.77)	$(1.76)

Diluted net income (loss) per common share:
Continuing operations	$0.65	$0.25	$(0.51)
Discontinued operations	0.11	(1.02)	(1.25)
Diluted net income (loss) per common share	$0.76	$(0.77)	$(1.76)

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Due to our net loss from continuing operations in the fiscal year ended June 30, 2019, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive. Diluted earnings per share for the fiscal years ended June 30, 2021 and 2020 includes the dilutive effects of common stock equivalents such as stock options and unvested restricted stock awards.
There were 137, 428 and 769 restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, as such awards were anti-dilutive. Additionally, there were 721, 2,645 and 3,625 stock-based awards excluded for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

5.     DISPOSITIONS

GG UniqueFiber®

On June 28, 2021, the Company completed the divestiture of its crispbread crackers business, GG UniqueFiber® (“GG”) for total cash consideration of $336. The sale of GG is consistent with the Company’s ongoing transformation and portfolio simplification process. GG operated in Norway and was part of the Company’s International reportable segment. At closing, the assets and liabilities of GG consisted of the following:

June 28,
2021
ASSETS
Inventories	$1,056
Property, plant and equipment, net	605
Other intangible assets, net	729
Operating lease right-of-use assets	2,191
Other assets	338
Total assets	$4,919
LIABILITIES
Accounts payable and accrued expenses	$81
Operating lease liabilities	1,475
Total liabilities	$1,556

The Company deconsolidated the net assets of GG during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $3,753.

Dream® and WestSoy®

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages business, consisting of the Dream® and WestSoy® brands, for total cash consideration of $33,000, subject to customary post-closing adjustments. The final purchase price was $31,320. The non-dairy beverage business was considered to be non-core within our broader North American business, and the sale aligns with the Company’s portfolio simplification process. The business operated out of the United States and Canada and was part of the Company’s North America reportable segment. At closing, there were no liabilities. Assets consisted of the following:

April 15,
2021
ASSETS
Inventories	$6,662
Goodwill	8,429
Other intangible assets, net	7,833
Other assets	247
Total assets	$23,171

The Company deconsolidated the net assets of the North American non-dairy beverage business during the twelve months ended June 30, 2021, recognizing a pre-tax gain on sale of $7,519.

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. The sale was completed on January 13, 2021 for total cash consideration of $38,547.

Fruit operated in the United Kingdom and was included in the Company's International reportable segment, comprising 3.8% and 8.0% of the Company's net sales during the twelve months ended June 30, 2021 and 2020, respectively. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30 and December 31, 2020, recognizing a pre-tax non-cash loss to reduce the carrying value to its estimated fair value, less costs to sell of $56,093 during the six months ended December 31, 2020.

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

The Company deconsolidated the net assets of the Fruit business during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $1,904.

Danival®

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, a component of the International reportable segment, and the transaction closed on July 21, 2020. As of June 30, 2020, the Company determined the held for sale criteria was met, resulting in assets held for sale of $8,334 and related liabilities held for sale of $3,567 being included in the Company's Consolidated Balance Sheet as of June 30, 2020. These assets and liabilities were previously presented within Prepaid and other current assets and Accrued expenses and other liabilities, respectively, in the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and have been reclassified to conform to current year presentation. The Company deconsolidated the net assets of the Danival business upon the closing of the sale during the twelve months ended June 30, 2021, recognizing a pre-tax gain on sale of $611.

Additionally, the Company recognized a pre-tax gain of $131 relating to a previous disposition during the twelve months ended June 30, 2021.

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising its Tilda operating segment (the “Tilda Group Entities”) and certain other assets of the Tilda business to Ebro Foods S.A. (the “Purchaser”) for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The other assets sold in the transaction consisted of raw materials, consumables, packaging, and finished and unfinished goods related to the Tilda business held by other Company entities that are not Tilda Group Entities. In January 2020, the Company and the Purchaser agreed to fully resolve all matters relating to post-closing adjustments to the sale price, resulting in a final aggregate sale price of $341,800. The Company used the proceeds from the sale to pay down the remaining outstanding borrowings under its term loan and a portion of its revolving credit facility.

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

The following table presents the major classes of Tilda’s results within Net income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$—	$30,399	$197,862
Cost of sales	—	26,648	151,146
Gross profit	—	3,751	46,716
Selling, general and administrative expense	—	5,185	26,949
Other expense	75	1,172	2,189
Interest expense (1)	—	2,432	13,561
Translation loss (2)	—	95,120	—
Gain on sale of discontinued operations	—	(9,386)	—
Net (loss) income from discontinued operations before income taxes	(75)	(90,772)	4,017
(Benefit) provision for income taxes (3)	(11,320)	12,909	535
Net income (loss) from discontinued operations, net of tax	$11,245	$(103,681)	$3,482
(1) Interest expense was allocated to discontinued operations based on borrowings repaid with proceeds from the sale of Tilda.
(2) At the completion of the sale of Tilda, the Company reclassified $95,120 of related cumulative translation losses from Accumulated other comprehensive loss to discontinued operations, net of tax.
(3) Includes $11,320 of tax benefit related to the legal entity reorganization for the twelve months ended June 30, 2021, as well as a tax provision related to the tax gain on the sale of Tilda of $13,960 for the twelve months ended June 30, 2020.

There were no assets or liabilities from discontinued operations associated with Tilda as of June 30, 2021 and June 30, 2020.

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

The Company is presenting the operating results and cash flows of Hain Pure Protein within discontinued operations.

The Company recorded a reserve of $109,252 in fiscal year 2019, to adjust the carrying value of Hain Pure Protein and Empire Kosher to its fair value, less its cost to sell, which is reflected in net (loss) income from discontinued operations, net of taxes. The reserve was recorded due to negative market conditions in the sector, resulting in the Company lowering the projected long-term growth rate and profitability levels of HPPC and to adjust the carrying value of Hain Pure Protein to its estimated selling price.

Sale of Plainville Farms Business (“Plainville”)

On February 15, 2019, the Company completed the sale of substantially all of the assets used primarily for Plainville (a component of HPPC), which included $25,000 in cash to the purchaser, for a nominal purchase price. In addition, the purchaser assumed the current liabilities of Plainville as of the closing date. As a condition to consummating the sale, the Company entered into a Contingent Funding and Earnout Agreement, which provides for the issuance by the Company of an irrevocable stand-by letter of credit (the “Letter of Credit”) of $10,000 which was drawn down by the buyer immediately. The Company is entitled to receive an earnout not to exceed, in the aggregate, 120% of the maximum amount that the purchaser draws on the Letter of Credit at any point from the date of issuance through the expiration of the Letter of Credit. Earnout payments are based on a specified percentage of annual free cash flow achieved for all fiscal years ending on or prior to June 30, 2026. If a subsequent change in control of Plainville occurs prior to June 30, 2026, the purchaser will pay the Company 120% of the difference between the amount drawn on the Letter of Credit less the sum of all earnout payments made prior to such time up to the net proceeds received by the purchaser. At June 30, 2021, the Company had not recorded an asset associated with the earnout. As a result of the disposition, the Company recognized a pre-tax loss on sale of $40,223, or $29,685 net of tax, in the twelve months ended June 30, 2019 to write down the assets and liabilities to the final sales price less costs to sell, inclusive of the Letter of Credit.

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

The following table presents the major classes of Hain Pure Protein’s line items constituting the Net (loss) income from discontinued operations, net of tax in our Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2021	2020	2019
Net sales	$—	$—	$408,109
Cost of sales	—	—	409,433
Gross loss	—	—	(1,324)
Asset impairments	—	—	109,252
Selling, general and administrative expense	—	—	16,384
Other expense	—	—	9,088
Loss on sale of discontinued operations	—	3,043	40,859
Net loss from discontinued operations before income taxes	—	(3,043)	(176,907)
Benefit for income taxes	—	(684)	(43,538)
Net loss from discontinued operations, net of tax	$—	$(2,359)	$(133,369)

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein as of June 30, 2021 or 2020.

6.    INVENTORIES

Inventories consisted of the following:

	June 30, 2021	June 30, 2020
Finished goods	$187,884	$158,162
Raw materials, work-in-progress and packaging	97,526	90,008
	$285,410	$248,170

In the twelve months ended June 30, 2021 and June 30, 2020, the Company recorded inventory (reversal) write-downs of $(421) and $4,175, respectively, primarily related to the discontinuance of slow moving SKUs as part of product rationalization initiatives.

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2021	June 30, 2020
Land	$13,666	$13,866
Buildings and improvements	58,143	74,325
Machinery and equipment	306,811	288,466
Computer hardware and software	65,132	60,391
Furniture and fixtures	23,546	20,044
Leasehold improvements	54,360	40,876
Construction in progress	21,633	16,489
	543,291	514,457
Less: Accumulated depreciation and impairment	230,514	225,201
	$312,777	$289,256

Depreciation expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $34,291, $31,409 and $28,922, respectively.

During fiscal year 2021, the Company recorded $1,333 of non-cash impairment charge related to the write-down of building improvements. Additionally, during fiscal year 2021, the Company completed the sale of its manufacturing facility in Moonachie, NJ in the United States which resulted in a gain in the amount of $4,900. In connection with the sale, property, plant and equipment, net in the amount of $5,502 was written off. In addition to the aforementioned, a non-cash impairment charge of $244 was recorded related to a facility in the United Kingdom which was held for sale as of June 30, 2021; the remaining property, plant and equipment, net of $1,874 have been classified as held for sale on the Consolidated Balance Sheets as of June 30, 2021.

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

The components of lease expenses for the fiscal years ended June 30, 2021 and 2020 were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2021	June 30, 2020
Operating lease expenses (a)	$16,403	$18,981
Finance lease expenses (a)	391	1,197
Variable lease expenses	1,423	2,570
Short-term lease expenses	2,387	1,723
Total lease expenses	$20,604	$24,471

(a) For the fiscal year ended June 30, 2020, operating lease expenses and finance lease expenses included $1,505 and $251, respectively, of ROU asset impairment charges associated with the Company’s ongoing productivity and transformation initiatives. Of this amount, $929 was recognized as a component of Long-lived asset and intangibles impairment on the Consolidated Statement of Operations with the remainder recognized as a component of Cost of Sales.

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	June 30, 2021	June 30, 2020
Assets
Operating lease ROU assets	Operating lease right-of-use assets	$92,010	$88,165
Finance lease ROU assets, net	Property, plant and equipment, net	547	691
Total leased assets		$92,557	$88,856

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,870	$12,338
Finance	Current portion of long-term debt	229	308
Non-current
Operating	Operating lease liabilities, noncurrent portion	85,929	82,962
Finance	Long-term debt, less current portion	326	316
Total lease liabilities		$97,354	$95,924

Additional information related to leases is as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2021	June 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,738	$17,290
Operating cash flows from finance leases	$17	$26
Financing cash flows from finance leases	$338	$543
ROU assets obtained in exchange for lease obligations (b):
Operating leases	$25,446	$104,915
Finance leases	$690	$1,475
Weighted average remaining lease term:
Operating leases	9.8 years	10.0 years
Finance leases	4.0 years	2.5 years
Weighted average discount rate:
Operating leases	3.3%	3.0%
Finance leases	3.9%	2.3%

(b) ROU assets obtained in exchange for lease obligations includes the impact of the adoption of ASU 2016-02 effective July 1, 2019 (see Note 2) and leases which commenced, were modified or terminated during the fiscal year ended June 30, 2020.

Maturities of lease liabilities as of June 30, 2021 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2022	$13,592	$235	$13,827
2023	14,560	137	14,697
2024	12,803	55	12,858
2025	11,411	54	11,465
2026	10,816	53	10,869
Thereafter	52,615	76	52,691
Total lease payments	115,797	610	116,407
Less: Imputed interest	18,998	55	19,053
Total lease liabilities	$96,799	$555	$97,354

Maturities of lease liabilities as of June 30, 2020 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2021	$14,781	$308	$15,089
2022	13,798	205	14,003
2023	12,833	95	12,928
2024	10,941	18	10,959
2025	9,521	6	9,527
Thereafter	51,545	—	51,545
Total lease payments	113,419	632	114,051
Less: Imputed interest	18,119	8	18,127
Total lease liabilities	$95,300	$624	$95,924

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by business segment:

	North America	International	Total
Balance as of June 30, 2019	$612,590	$263,291	$875,881
Divestiture	(5,009)	—	(5,009)
Impairment charge	—	(394)	(394)
Translation and other adjustments, net	(1,526)	(6,994)	(8,520)
Balance as of June 30, 2020	606,055	255,903	861,958
Divestiture	(8,429)	(14,362)	(22,791)
Translation and other adjustments, net	3,186	28,714	31,900
Balance as of June 30, 2021	$600,812	$270,255	$871,067

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2021, in conjunction with its budgeting and forecasting process for fiscal year 2022, and concluded that no impairment existed at any of its reporting units.

During January 2021, the Company completed the divestiture of its Fruit business, a component of the Hain Daniels reporting unit. Goodwill of $14,362 was assigned to the divested business on a relative fair value basis.

During April 2021, the Company completed the divestiture of its Dream business, a component of the United States and Canada reporting units. Goodwill of $8,429 was assigned to the divested business on a relative fair value basis.

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

Interim impairment analyses were performed on the applicable reporting units both before and after the sale of the respective businesses, noting no impairment indicators were present.

Beginning in the three months ended September 30, 2019, operations of Tilda were classified as discontinued operations as discussed in Note 5, Dispositions. Therefore, goodwill associated with Tilda is presented within Noncurrent assets of discontinued operations in the Consolidated Balance Sheet as of June 30, 2020.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2021	June 30, 2020
Non-amortized intangible assets:
Trademarks and tradenames(1)	$273,471	$278,103
Amortized intangible assets:
Other intangibles	146,856	184,854
Less: accumulated amortization and impairment	(105,432)	(116,495)
Net carrying amount	$314,895	$346,462

(1) The gross carrying value of trademarks and trade names is reflected net of $93,273 of accumulated impairment charges as of both June 30, 2021 and June 30, 2020.

The Company completed its annual assessment of impairment for indefinite-lived intangible assets in the fourth quarter of fiscal 2021. The assessment indicated that the fair value of the Company’s indefinite-lived intangible assets exceeded their carrying values and no impairment existed.

During fiscal 2020, in association with the sale or discontinuation of certain businesses and brands, the Company determined that certain of its indefinite-lived tradenames were impaired due to the carrying value of the tradenames exceeding their fair values, and therefore an impairment charge of $13,994 was recognized ($8,462 in the North America reportable segment and $5,532 in the International reportable segment).

In the fourth quarter of fiscal 2021, the Company completed the divestiture of its Dream and GG businesses. Other intangible assets totaling $7,833 and $729, consisting primarily of trademarks, were assigned to the divested businesses, respectively.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 5 to 25 years. Amortization expense included in continuing operations was as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Amortization of intangible assets	$8,931	$11,638	$13,134

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2022	2023	2024	2025	2026
Estimated amortization expense	$8,004	$7,468	$5,155	$3,868	$3,405

The average remaining amortization period of amortized intangible assets is 6.8 years.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	June 30, 2020
Payroll, employee benefits and other administrative accruals	$71,229	$74,544
Facility, freight and warehousing accruals	15,197	11,304
Selling and marketing related accruals	9,988	10,930
Short-term operating lease liabilities	10,870	12,338
Other accruals	10,673	14,929
	$117,957	$124,045

11.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2021	June 30, 2020
Revolving credit facility	$230,000	$280,000
Other borrowings(1)	1,022	2,774
	231,022	282,774
Short-term borrowings and current portion of long-term debt(2)	530	1,656
Long-term debt, less current portion	$230,492	$281,118
(1) Included in other borrowings are $555 of finance lease obligations as discussed in Note 8, Leases.
(2) Included in short-term borrowings are $229 of short term finance lease obligations as discussed in Note 8, Leases.

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros, British Pounds Sterling and Canadian Dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of June 30, 2021, there were $230,000 of borrowings outstanding under the revolving credit facility and $6,394 letters of credit outstanding under the Credit Agreement. During fiscal 2020, the Company used the proceeds from the sale of Tilda, net of transaction costs, to prepay the entire principal amount of term loan outstanding under its credit facility and to partially pay down its revolving credit facility. In connection with the prepayment, the Company wrote off unamortized deferred debt issuance costs of $973, recorded in interest and other financing expense, net in the Consolidated Statements of Operations.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio (as defined in the Credit Agreement) and interest coverage ratio (as defined in the Credit Agreement) were adjusted. The Company’s allowable consolidated leverage ratio was no more than 3.75 to 1.0 on September 30, 2020 and thereafter. Additionally, the Company’s required consolidated interest coverage ratio was no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter.

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

As of June 30, 2021, $763,606 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.88% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at June 30, 2021 was 1.09%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

Maturities of all debt instruments at June 30, 2021, are as follows:

Due in Fiscal Year	Amount
2022	$530
2023	230,254
2024	55
2025	54
2026	53
Thereafter	76
$231,022

Interest paid during the fiscal years ended June 30, 2021, 2020 and 2019 amounted to $5,903, $15,514 and $20,396, respectively.

12.    INCOME TAXES

The components of income (loss) from continuing operations before income taxes and equity in net loss (income) of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Domestic	$60,215	$(29,339)	$(120,969)
Foreign	48,578	63,167	64,965
Total	$108,793	$33,828	$(56,004)

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2021	2020	2019
Current:
Federal	$2,243	$(44,595)	$3,639
State and local	1,735	619	760
Foreign	27,253	14,021	16,075
	31,231	(29,955)	20,474
Deferred:
Federal	14,266	33,007	(21,538)
State and local	(10,064)	3,414	1,188
Foreign	5,660	(261)	(3,356)
	9,862	36,160	(23,706)
Total	$41,093	$6,205	$(3,232)

For the fiscal year ended June 30, 2021, the Company received net tax refunds of $32,998 including a $53,817 tax loss carryback claim under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which allowed for, among other provisions, a five-year carryback of net operating losses (“NOLs”) for 2018-2020 offset by taxes paid in other jurisdictions. Cash paid for income taxes, net of (refunds), during the fiscal years ended June 30, 2020 and 2019 amounted to $16,162 and $22,535, respectively.

The reconciliation of the U.S. federal statutory rate to our effective rate on income before provision (benefit) for income taxes was as follows:

	Fiscal Year Ended June 30,
	2021	%	2020	%	2019	%
Expected United States federal income tax at statutory rate	$22,847	21.0%	$7,104	21.0%	$(11,761)	21.0%
State income taxes, net of federal (benefit) provision	1,150	1.1%	(668)	(1.9)%	(8,922)	15.9%
Foreign income at different rates	4,756	4.4%	382	1.1%	763	(1.4)%
Impairment of intangible assets	13,466	12.4%	—	—%	—	—%
Change in valuation allowance (a)	(5,921)	(5.4)%	4,499	13.3%	8,938	(16.0)%
Change in reserves for uncertain tax positions	1,971	1.8%	7,925	23.4%	841	(1.5)%
Change in foreign tax rate (b)	1,840	1.7%	—	—%	—	—%
Loss on disposal of subsidiary	1,073	1.0%	—	—%	—	—%
Tax Act’s transition tax (c)	—	—%	—		6,834	(12.2)%
U.S. tax (benefit) on foreign earnings	(50)	(0.1)%	7,449	22.0%	3,872	(6.9)%
CARES Act (d)	(1,116)	(1.0)%	(25,668)	(75.9)%	—	—%
Other	1,077	1.0%	5,182	15.3%	(3,797)	6.9%
Provision (benefit) for income taxes	$41,093	37.8%	$6,205	18.3%	$(3,232)	5.8%

(a) The Company estimates that it will utilize certain of its state tax loss carryovers in the year ended June 30, 2021. This positive evidence, in addition to other positive evidence, resulted in the Company releasing the valuation allowance on its state deferred assets of $9,774. Further, there was a release of a valuation allowance of $1,600 related to Danival; an increase in the valuation allowance of $5,051 related to the UK rate change; and a valuation allowance increase of $402 related to capital leases.

(b) On July 22, 2020, the U.K. enacted into law a tax rate increase from 17% to 19%. On June 10, 2021, the U.K. enacted an increase in the corporate income tax rate to 25% effective April 1, 2023. The rate change impact is primarily for the re-measurement of deferred tax liabilities on indefinite lived intangible assets.

(c) On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") included a provision to tax previously untaxed foreign earnings (“transition tax”). During fiscal year 2019, the Company recorded $6,834 of tax expense upon finalizing its analysis of the impact from the Tax Act.

(d) The Company carried back NOLs generated in the June 30, 2019 tax year for five years, resulting in an income tax benefit of $18,949. The $18,949 income tax benefit represents the federal rate differential between 35% and 21%. In addition, there was an indirect tax benefit of $6,719 related to discontinued operations due to the CARES Act. Accordingly, the gross benefit recorded under the CARES Act in fiscal 2020 was $25,668 prior to the reserve under ASC 740-10. In fiscal 2021, the Company received the full refund with interest, with the net adjustment resulting in a benefit of $1,116.

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the fiscal years ended June 30, 2021 and 2020, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI tax relating to the Company’s foreign subsidiaries.

The Company elected to account for GILTI tax as a current period cost but did not record an expense during the fiscal year ended June 30, 2021 as tested losses exceeded tested income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2021	June 30, 2020
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$6,213	$6,724
Reserves not currently deductible	15,261	21,173
Basis difference on intangible assets	(70,482)	(76,746)
Basis difference on property and equipment	(11,643)	(2,627)
Other comprehensive income	2,792	1,737
Net operating loss and tax credit carryforwards	43,960	34,393
Stock-based compensation	1,797	1,417
Unremitted earnings of foreign subsidiaries	(1,172)	(1,212)
Lease liability	14,165	14,096
Lease ROU assets	(12,971)	(12,807)
Other	7,048	4,006
Valuation allowances	(37,453)	(41,941)
Noncurrent deferred tax liabilities, net(1)	$(42,485)	$(51,787)

(1) Includes $154 and $62 of non-current deferred tax assets included within Other Assets on the June 30, 2021 and 2020 Consolidated Balance Sheets, respectively.

At June 30, 2021 and 2020, the Company had U.S. federal NOL carryforwards of approximately $59,514 and $19,141, respectively, certain of which will not expire until 2036. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $15,441 and $12,587 at June 30, 2021 and 2020, respectively, the majority of which are indefinite lived.

The Company historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested and as a result has not provided for taxes on such earnings. To achieve its cash management objectives, during the fourth quarter of fiscal 2020, the Company reversed its reinvestment assertion on $93,359 of foreign earnings and recorded a deferred tax liability of $1,212. For the year ended June 30, 2021, the Company represents that $116,895 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $1,172. The Company continues to reinvest $732,065 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company has recorded valuation allowances in the amounts of $37,453 and $41,941 at June 30, 2021 and 2020, respectively. During fiscal 2019, the Company recorded a partial valuation allowance against state deferred tax assets and state net operating loss carryforwards as it is not more likely than not that the state tax attributes will be realized. As mentioned above, positive evidence has allowed the Company to utilize some state deferred tax assets as well release a portion of the previously established valuation allowance.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2021	2020
Balance at beginning of year	$41,941	$34,912
Additions charged to income tax expense	5,601	7,391
Reductions credited to income tax expense	(11,520)	35
Currency translation adjustments	1,431	(397)
Balance at end of year	$37,453	$41,941

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2021	2020	2019
Balance at beginning of year	$20,899	$11,869	$6,730
Additions based on tax positions related to the current year	343	636	248
Additions based on tax positions related to prior years	3,045	8,499	5,446
Reductions due to lapse in statute of limitations and settlements	(1,417)	(105)	(555)
Balance at end of year	$22,870	$20,899	$11,869

As of June 30, 2021, the Company had $22,870 of unrecognized tax benefits, of which $19,058 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2020, the Company had $20,899 of unrecognized tax benefits, of which $17,087 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2019, the Company had $11,869 of unrecognized tax benefits of which $8,057 would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $2,549 and $2,166 at June 30, 2021 and 2020, respectively. Interest and penalties (expense and/or benefit) are recorded as a component of the provision (benefit) for income taxes in the consolidated financial statements.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2019. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

13.     STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2021 and 2020, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Fiscal Year Ended June 30,
	2021	2020
Foreign currency translation adjustments:
Other comprehensive income (loss) before reclassifications (1)	$85,581	$(37,847)
Amounts reclassified into income (2)	16,073	95,120
Deferred (losses) gains on cash flow hedging instruments:
Amount of loss recognized in AOCL on derivatives	(810)	(1,413)
Amount of loss reclassified from AOCL into expense (3)	1,290	617
Deferred losses on net investment hedging instruments:
Amount of loss recognized in AOCL on derivatives	(3,359)	(2,788)
Amount of gain reclassified from AOCL into income (4)	(394)	(77)
Net change in AOCL	$98,381	$53,612

(1)Foreign currency translation adjustments included intra-entity foreign currency transactions that were of a long-term investment nature and were $0 and a loss of $898 for the fiscal years ended June 30, 2021 and 2020, respectively.
(2)Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sales of Danival, Fruit and GG UniqueFiber®, the Company reclassified $16,073 of translations from AOCL to the Company's results of operations. At the completion of the sale of Tilda, the Company reclassified $95,120 of translation losses from Accumulated comprehensive loss to the Company’s results of discontinued operations.
(3)Amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments are recorded in the Consolidated Statements of Operations as follows:

	Fiscal Year Ended June 30,
	2021	2020
Cost of sales	$68	$103
Interest and other financing expense, net	(150)	$72
Other expense (income), net	$(1,556)	$(959)

(4)Amounts reclassified into income for deferred losses on net investment hedging instruments are recognized in “Interest and other financing expense, net” in the Consolidation Statements of Operations and were $498 and $98 for the fiscal years ended June 30, 2021 and 2020, respectively

Share Repurchase Program

On June 21, 2017, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2021, the Company repurchased 3,080 shares under the repurchase program for a total of $107,421, excluding commissions, at an average price of $34.87 per share. Of that amount, $1,415 is included in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet at June 30, 2021 pending settlement of trade. As of June 30, 2021, the Company had $82,408 of remaining authorization under the share repurchase program. During the fiscal year ended June 30, 2020, the Company repurchased 2,551 shares under the repurchase program for a total of $60,171, excluding commissions, at an average price of $23.59 per share. The Company did not repurchase any shares under this program in fiscal 2019.

In August 2021, the Company announced that its Board of Directors approved an additional $300,000 share repurchase authorization. Share repurchases under the 2021 authorization will commence after the 2017 authorization is fully utilized, at the Company’s discretion.

14.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

There were 237, 990 and 2,106 shares underlying restricted stock awards (“RSAs”) or restricted share units (“RSUs”) granted under the Stock Award Plans during fiscal years 2021, 2020 and 2019, respectively, of which 51, 554 and 1,610, respectively, were granted under the LTI Program and are subject to the achievement of minimum performance goals or market conditions, with the remaining being service-based awards. For performance awards and market awards, the foregoing share figures are stated at target levels, and the awards generally provide for vesting at zero to 300% of the target level. There were no options granted under the Stock Award Plans during fiscal years 2021, 2020 and 2019. At June 30, 2021, there were 5,330 and 1,886 shares available for grant under the 2002 Plan and 2019 Inducement Program, respectively. The CEO Inducement Grant (discussed below) was granted outside of the Stock Award Plans.

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

A summary of the restricted stock activity (includes all RSAs, RSUs and PSUs) for the last three fiscal years ended June 30 is as follows:

	2021	Weighted Average Grant Date Fair Value (per share)	2020	Weighted Average Grant Date Fair Value (per share)	2019	Weighted Average Grant Date Fair Value (per share)
Non-vested - beginning of period	2,049	$15.85	2,729	$12.94	1,057	$22.29
Granted	237	$36.13	990	$17.36	2,457	$11.84
Vested	(374)	$25.21	(291)	$23.28	(411)	$27.36
Forfeited	(132)	$17.18	(1,379)	$8.80	(374)	$18.33
Non-vested - end of period	1,780	$16.55	2,049	$15.85	2,729	$12.94

At June 30, 2021 and 2020, the table above includes a total of 1,382 and 1,384 shares (including the inducement grant of 350 shares made to the Company’s CEO), respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest at 300% of target. Vested shares during the year ended June 30, 2021 include a total of 20 shares under the 2018-2020 LTIP that vested at 150% of target based on achievement of the maximum relative TSR target.

A summary of the fair value of restricted stock (includes all RSAs, RSUs and PSUs) granted and vested, and the tax benefit recognized from restricted stock vesting, for the last three fiscal years ended June 30 is as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Fair value of restricted stock granted	$8,551	$17,179	$29,067
Fair value of restricted stock vested	$15,847	$6,775	$11,232
Tax benefit recognized from restricted stock vesting	$1,597	$939	$3,241

At June 30, 2021, $10,026 of unrecognized stock-based compensation expense related to non-vested restricted stock was expected to be recognized over a weighted average period of approximately 1.1 years.

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

•2019-2021 LTIP - Vesting is pursuant to the achievement of pre-established three-year compound annual TSR targets over the period from November 6, 2018 to November 6, 2021. The TSR levels are aligned with the CEO Inducement Grant (discussed below), with total shares eligible to vest ranging from zero to 300% of the target award amount. Certain shares are subject to a holding period of one year after the vesting date, resulting in an illiquidity discount being applied to the grant date fair value for such shares. There were 51, 554 and 912 PSUs granted during fiscal years 2021, 2020 and 2019, respectively, relating to the 2019-2021 LTIP. Grant date fair values are calculated using a Monte-Carlo simulation model. The weighted average grant date fair values per target share and related valuation assumptions were as follows:

	Fiscal Year ended June 30,
	2021	2020	2019
Grant date fair value (per target share)	$32.13	$10.92	$6.91
Risk-free interest rate	0.13%	1.54%	2.40%
Expected dividend yield	—	—	—
Expected volatility	40.37%	36.28%	34.29%
Expected term	1.17 years	1.85 years	2.67 years

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

CEO Inducement Grant

On November 6, 2018, the Company’s CEO, Mark L. Schiller received a market-based PSU award with a target payout of 350 shares of common stock and a maximum payout of 1,050 shares of common stock. The award will vest pursuant to the achievement of pre-established three-year compound annual TSR levels over the period from November 6, 2018 to November 6, 2021. No PSUs will vest if the three-year compound annual TSR is below 15%. These PSUs are subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value. The grant date fair value per target share and related valuation assumptions used in the Monte Carlo simulation to value this award were as follows:

Grant date fair value (per target share)	$21.63
Risk-free interest rate	2.99%
Expected dividend yield	—
Expected volatility	35.17%
Expected term	3.00 years
The total grant date fair value of the award was $7,571. Total compensation cost related to this award recognized in the fiscal year ended June 30, 2021, 2020, 2019 and was $2,519, $2,526 and $1,636, respectively. This PSU award was granted outside of the Stock Award Plans. Separately, the Company also issued 79 three-year service-based RSAs to Mr. Schiller in November 2018 under the 2002 Plan.

Other Grants

From time to time, the Company issues PSUs to certain key executives which vest over a period of one to two years based upon the achievement of certain market and/or performance-based metrics being met. As of June 30, 2021 and 2020, there were 22 and 23 of such PSUs outstanding.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Selling, general and administrative expense	$15,659	$13,078	$9,471
Former Chief Executive Officer Succession Plan expense, net	—	—	429
Discontinued operations	—	544	165
Total compensation cost recognized for stock-based compensation plans	$15,659	$13,622	$10,065
Related income tax benefit	$1,296	$1,518	$1,189

Stock Options

The Company did not grant any stock options in fiscal years 2021, 2020 or 2019, and there were no stock options exercised during these periods. There were 122 options outstanding at each of June 30, 2021, 2020 and 2019, relating to a grant under a prior Celestial Seasonings plan. Although no further awards can be granted under the prior Celestial Seasonings plan, the options outstanding continue in accordance with the terms of the plan and grant.

For options outstanding and exercisable at June 30, 2021, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $4,650, and the weighted average remaining contractual life was 10.0 years. The weighted average exercise price of these options was $2.26. At June 30, 2021, there was no unrecognized compensation expense related to stock option awards.

15.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chopt Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At June 30, 2021 and 2020, the carrying value of the Company’s investment in Founders Table was $10,699 and $12,793, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited (“HHO”) with Hutchison China Meditech Ltd., a joint venture accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd. (“HFN”) with Future Consumer Ltd, a joint venture accounted for under the fair value method of accounting and (c) Yeo Hiap Seng Limited (“YHS”), a less than 1% equity ownership interest carried at fair value in which the Company recognizes in net income any changes in fair value. The carrying value of these combined investments was $6,218 and $4,646 as of June 30, 2021 and 2020, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$699	$—	$699	$—
Equity investment	646	646	—	—
	$1,345	$646	$699	$—
Liabilities:
Derivative financial instruments	$11,968	$—	$11,968	$—
Total	$11,968	$—	$11,968	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2021 or 2020.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 30, 2021 and 2020 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of June 30, 2021 and 2020. These estimates are not necessarily indicative of the amounts we could ultimately realize.

17.    DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in Accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During fiscal 2022, the Company estimates that an additional $183 will be reclassified as a decrease to interest expense.

As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated other comprehensive loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2022, the Company estimates that an additional $80 relating to cross-currency swaps will be reclassified as an increase to interest expense.

As of June 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

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

As of June 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of June 30, 2021, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$43	Accrued expenses and other current liabilities / Other noncurrent liabilities	$312
Cross-currency swaps	Prepaid expenses and other current assets	656	Other noncurrent liabilities	11,656
Total derivatives designated as hedging instruments		$699		$11,968

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2020:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities / Other noncurrent liabilities	$856
Cross-currency swaps	Prepaid expenses and other current assets	746	Other noncurrent liabilities	5,475
Foreign currency forward contracts	Prepaid expenses and other current assets	75	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		821		6,331

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	193	Accrued expenses and other current liabilities	74
Total derivative instruments		$1,014		$6,405

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of June 30, 2021, 2020 and 2019:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2021	2020	2019		2021	2020	2019
Interest rate swaps	$279	$(817)	$—	Interest and other financing expense, net	$(308)	$(40)	$—
Cross-currency swaps	(1,366)	(1,069)	—	Interest and other financing expense, net / Other expense (income), net	(1,398)	927	—
Foreign currency forward contracts	(78)	95	113	Cost of sales	(67)	(103)	(30)
Total	$(1,165)	$(1,791)	$113		$(1,773)	$784	$(30)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of June 30, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Fiscal Year Ended June 30, 2021			Fiscal Year Ended June 30, 2020
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$(308)	$—	$—	$40	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$158	$(1,556)	$—	$32	$(959)
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCL into income	$(67)	$—	$—	$103	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the Consolidated Statements of Operations as of June 30, 2021, 2020 and 2019:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2021	2020	2019		2021	2020	2019
Cross-currency swaps	$(4,251)	$(3,529)	$—	Interest and other financing expense, net	$498	$98	$—

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations as of June 30, 2021, 2020 and 2019:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended June 30,
		2021	2020	2019
Foreign currency forward contracts	Other expense (income), net	$(399)	$119	$440

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

18.    TERMINATION BENEFITS RELATED TO PRODUCTIVITY AND TRANSFORMATION INITIATIVES

As a part of the ongoing productivity and transformation initiatives and to expand profit margins and cash flow, the Company initiated a reduction in workforce at targeted locations in the United States as well as at certain locations internationally. The reduction in workforce associated with these initiatives may result in additional charges throughout fiscal 2022.

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the year ended as of June 30, 2021:

	Balance at June 30, 2020	Charges, net	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at June 30, 2021
Termination benefits and personnel realignment	$11,541	$5,887	$(13,394)	$414	$4,448

The liability balance as of June 30, 2021 and 2020 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Additional non-cash impairment charges related to the Company’s productivity and transformation initiatives have been incurred and are discussed within Note 7, Property, Plant and Equipment, Net, and Note 8, Leases.

19.    COMMITMENTS AND CONTINGENCIES

Off Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and

Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants filed their opposition brief on November 17, 2020, and Plaintiffs filed their reply brief on December 8, 2020. Accordingly, Co-Lead Plaintiffs’ appeal is fully briefed. Oral argument is scheduled for September 27, 2021.

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

On August 10, 2017, the court granted the parties’ stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

On March 29, 2019, the Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Action filed the Second Amended Complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through 30 days after a decision on Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the Court extend the stay for an additional 30 days, to on or around December 7, 2020. Since that time, Plaintiffs and Defendants have filed a number of joint status reports, requesting that the Court stay applicable deadlines to allow for the production of certain materials by the Board of Directors for review by Plaintiffs. The current stay ordered by the Court is set to expire on October 29, 2021.

Baby Food Litigation

Since February 2021, a large number of consumer class actions have been brought against the Company alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally-occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently 29 active lawsuits, which generally allege that the Company violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had the Company made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. One of the consumer class actions (Lauren Smith, et. al. v. Plum PBC, et. al.) filed in the U.S. District Court for the Northern District of California also alleges civil RICO claims that the Company conspired with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. These actions have been filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding, and the vast majority of cases against the Company have now been transferred and consolidated in the U.S. District Court for the Eastern District of New York, In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678. One consumer class action is pending in the U.S. District Court for Northern District of California, and another is pending in the New York Supreme Court, Nassau County. The Company has moved to stay or transfer these two cases to the consolidated proceeding in the Eastern District of New York and those motions are pending. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

The claims raised in these lawsuits were brought in the wake of a highly publicized report issued by the U.S. House of Representatives Subcommittee on Economic and Consumer Policy on Oversight and Reform, dated February 4, 2021 (the “House Report”), addressing the presence of heavy metals in baby foods made by certain manufacturers, including the Company. Since the publishing of the House Report, the Company has also received information requests with respect to the advertising and quality of its baby foods from certain governmental authorities, as such authorities investigate the claims made in the House Report. The Company is fully cooperating with these requests and is providing documents and other requested information.

In addition to the consumer class actions discussed above, the Company is currently named in four lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. Two of these lawsuits name multiple plaintiffs alleging claims of physical injuries. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder. The Company denies that its Products led to any of these injuries and will defend the cases vigorously.

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

20.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, we may, in our sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2021 and 2020, we made contributions to the Plan of $3,025 and $2,464, respectively. There were no contributions made in fiscal 2019. In addition, while certain of our international subsidiaries maintain separate defined contribution plans for their employees, the amounts are not significant to the Company’s consolidated financial statements.

21.    SEGMENT INFORMATION

Our organization structure consist of two geographic based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. Our International reportable segment is comprised of three operating segments: United Kingdom, Ella’s Kitchen UK and Europe. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

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

The Tilda operating segment was classified as discontinued operations as discussed in Note 5, Dispositions. Segment information presented herein excludes the results of Tilda for all periods presented.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2021	2020	2019
Net Sales: (1)
North America	$1,104,128	$1,171,478	$1,195,979
International	866,174	882,425	908,627
	$1,970,302	$2,053,903	$2,104,606

Operating Income (Loss):
North America	$129,010	$95,934	$32,682
International	38,036	55,333	58,808
	167,046	151,267	91,490
Corporate and Other (2)	(59,666)	(95,225)	(123,983)
	$107,380	$56,042	$(32,493)

(1)One of our customers accounted for approximately 11%, 12%, and 11% of our consolidated sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, which were primarily related to the United States, Canada and United Kingdom operating segments. A second customer accounted for approximately, 8%, 9% and 10% of our consolidated sales for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, which were primarily related to the United States operating segment.

(2)For the fiscal year ended June 30, 2021, Corporate and Other primarily included $10,576 related to Productivity and transformation costs and $49,353 of selling general and administrative costs.

For the fiscal year ended June 30, 2020, Corporate and Other included $32,664 related to Productivity and transformation costs and tradename impairment charges of $13,994 ($8,462 related to North America and $5,532 related to International), partially offset by a benefit of $2,962 of proceeds from insurance claim.

For the fiscal year ended June 30, 2019, Corporate and Other included $30,156 of Former Chief Executive Officer Succession Plan expense, net, $28,443 of Productivity and transformation costs and $4,334 of accounting review and remediation costs. Corporate and Other for the fiscal year ended June 30, 2019 also included tradename impairment charges of $17,900 ($15,113 related to North America and $2,787 related to International) and a $4,460 benefit for proceeds received in connection with an insurance recovery.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
Grocery	$1,325,552	$1,423,761	$1,512,868
Snacks	321,832	309,261	296,123
Personal Care	186,188	192,875	180,141
Tea	136,730	128,006	115,474
Total	$1,970,302	$2,053,903	$2,104,606

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2021	2020	2019
United States	$954,415	$1,016,230	$1,052,930
United Kingdom	607,674	650,416	704,524
All Other	408,213	387,257	347,152
Total	$1,970,302	$2,053,903	$2,104,606

The Company’s long-lived assets, which primarily represent net property, plant and equipment, by geographic region are as follows:

	Fiscal Year Ended June 30,
	2021	2020
United States	$148,950	$131,537
United Kingdom	142,973	144,044
All Other	112,864	101,840
Total	$404,787	$377,421

22.    RELATED PARTY TRANSACTIONS

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages brands, Dream® and WestSoy®, for $31,320. The purchaser in this transaction was SunOpta Inc. (“SunOpta”). The non-employee chair of the Company's Board of Directors is also the chair of the board of SunOpta.

SunOpta is also one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $13,050, $19,551 and $21,633 in fiscal years 2021, 2020 and 2019, respectively, to SunOpta and its affiliated entities.

A former member of our Board of Directors is a partner in a law firm which provides legal services to the Company. The Company incurred expenses of $2,295, $4,242 and $2,592 in fiscal years 2021, 2020 and 2019, respectively, to the law firm and affiliated entities. The director resigned from the Board of Directors in February 2020.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of June 30, 2021.

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

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of June 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”) and our report dated August 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Jericho, New York
August 26, 2021

Item 9B.     Other Information

Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets - June 30, 2021 and 2020
        Consolidated Statements of Operations - Fiscal Years ended June 30, 2021, 2020 and 2019
        Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2021, 2020 and\ 2019
        Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2021, 2020 and 2019
        Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2021, 2020 and 2019
        Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2021
Allowance for doubtful accounts	$638	$348	$—	$328	$1,314
Valuation allowance for deferred tax assets	$41,941	$5,601	$—	$(10,089)	$37,453
Fiscal Year Ended June 30, 2020
Allowance for doubtful accounts	$588	$454	$—	$(404)	$638
Valuation allowance for deferred tax assets	$34,912	$7,391	$—	$(362)	$41,941
Fiscal Year Ended June 30, 2019
Allowance for doubtful accounts	$2,086	$553	$(1,016)	$(1,035)	$588
Valuation allowance for deferred tax assets	$20,831	$17,773	$—	$(3,692)	$34,912
Fiscal year ended June 30, 2019 amounts above are inclusive of our Tilda and Hain Pure Protein reporting segments classified as discontinued operations

(i)Represents the allowance for doubtful accounts of the business acquired or disposed of during the fiscal year
(ii)Amounts written off and changes in exchange rates

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

3.1	Restated Certificate of Incorporation.

3.2	The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

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

10.2.5*
Form of Restricted Share Units Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan. (incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 25, 2020).

10.2.6*
Form of Notice of Grant of Restricted Share Units under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan. (incorporated by reference to Exhibit 10.2.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 25, 2020).

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

10.4.3*
Form of Restricted Share Units Agreement under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program. (incorporated by reference to Exhibit 10.4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 25, 2020).

10.4.4*
Form of Notice of Grant of Restricted Share Units under The Hain Celestial Group, Inc. 2019 Equity Inducement Award Program. (incorporated by reference to Exhibit 10.4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on August 25, 2020).

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

10.9*	Separation Agreement, dated July 15, 2021, between the Company and Jeryl Wolfe.

10.10*
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.11*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 7, 2020).

10.12*
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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	August 26, 2021	/s/ Mark L. Schiller
Mark L. Schiller, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 26, 2021	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Schiller	President, Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2021
Mark L. Schiller

/s/ Javier H. Idrovo	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2021
Javier H. Idrovo

/s/ Dean Hollis	Chair of the Board	August 26, 2021
Dean Hollis

/s/ Richard A. Beck	Director	August 26, 2021
Richard A. Beck

/s/ Celeste A. Clark	Director	August 26, 2021
Celeste A. Clark

/s/ Shervin J. Korangy	Director	August 26, 2021
Shervin J. Korangy

/s/ Michael B. Sims	Director	August 26, 2021
Michael B. Sims

/s/ Glenn W. Welling	Director	August 26, 2021
Glenn W. Welling

/s/ Dawn M. Zier	Director	August 26, 2021
Dawn M. Zier