Form 10-Q
period 2021-09-30
HAIN CELESTIAL GROUP INC
filed 2021-11-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐    No  ☒

As of November 2, 2021, there were 94,581,455 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio and product performance; the COVID-19 pandemic; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; challenges and uncertainty resulting from the COVID-19 pandemic; our ability to manage our supply chain effectively; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of organic ingredients; risks associated with our international sales and operations; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; input cost inflation; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; concentration in the ownership of our common stock; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and our other filings from time to time with the U.S. Securities and Exchange Commission.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2021 AND JUNE 30, 2021
(In thousands, except par values)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$28,962	$75,871
Accounts receivable, less allowance for doubtful accounts of $1,210 and $1,314, respectively	181,048	174,066
Inventories	280,176	285,410
Prepaid expenses and other current assets	38,496	39,834
Assets held for sale	3,642	1,874
Total current assets	532,324	577,055
Property, plant and equipment, net	312,426	312,777
Goodwill	863,348	871,067
Trademarks and other intangible assets, net	308,588	314,895
Investments and joint ventures	16,718	16,917
Operating lease right-of-use assets, net	88,387	92,010
Other assets	20,474	21,187
Total assets	$2,142,265	$2,205,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,733	$171,947
Accrued expenses and other current liabilities	123,296	117,957
Current portion of long-term debt	335	530
Total current liabilities	296,364	290,434
Long-term debt, less current portion	345,414	230,492
Deferred income taxes	40,345	42,639
Operating lease liabilities, noncurrent portion	82,176	85,929
Other noncurrent liabilities	29,210	33,531
Total liabilities	793,509	683,025
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 109,568 and 109,507 shares, respectively; outstanding: 94,576 and 99,069 shares, respectively	1,096	1,096
Additional paid-in capital	1,191,817	1,187,530
Retained earnings	710,636	691,225
Accumulated other comprehensive loss	(93,974)	(73,011)
	1,809,575	1,806,840
Less: Treasury stock, at cost, 14,992 and 10,438 shares, respectively	(460,819)	(283,957)
Total stockholders’ equity	1,348,756	1,522,883
Total liabilities and stockholders’ equity	$2,142,265	$2,205,908
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2020
Net sales	$454,903	$498,627
Cost of sales	349,485	379,463
Gross profit	105,418	119,164
Selling, general and administrative expenses	73,989	79,521
Amortization of acquired intangible assets	2,095	2,433
Productivity and transformation costs	3,983	1,433
Proceeds from insurance claim	(196)	—
Long-lived asset impairment	—	32,497
Operating income	25,547	3,280
Interest and other financing expense, net	1,856	2,453
Other income, net	(788)	(1,373)
Income from continuing operations before income taxes and equity in net loss of equity-method investees	24,479	2,200
Provision for income taxes	4,542	12,962
Equity in net loss of equity-method investees	526	19
Net income (loss) from continuing operations	$19,411	$(10,781)
Net income from discontinued operations, net of tax	—	11,266
Net income	$19,411	$485

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.20	$(0.11)
Basic net income per common share from discontinued operations	—	0.11
Basic net income per common share	$0.20	$—

Diluted net income (loss) per common share from continuing operations	$0.20	$(0.11)
Diluted net income per common share from discontinued operations	—	0.11
Diluted net income per common share	$0.20	$—

Shares used in the calculation of net income (loss) per common share:
Basic	97,121	101,558
Diluted	97,438	101,558

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(In thousands)

	Three Months Ended
	September 30, 2021			September 30, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$19,411			$485
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(22,805)	$—	(22,805)	$33,957	$—	33,957
Change in deferred gains on cash flow hedging instruments	44	(9)	35	50	(10)	40
Change in deferred gains (losses) on net investment hedging instruments	2,287	(480)	1,807	(3,787)	795	(2,992)
Total other comprehensive (loss) income	$(20,474)	$(489)	$(20,963)	$30,220	$785	$31,005

Total comprehensive (loss) income			$(1,552)			$31,490
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					29	(1,175)		(1,175)
Repurchases of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	$1,096	$1,191,817	$710,636	14,992	$(460,819)	$(93,974)	$1,348,756

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-02				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Shares withheld for payment of employee payroll taxes due on shares issued under stock-based compensation plans					20	(468)		(468)
Repurchases of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(In thousands)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,411	$485
Net income from discontinued operations	—	11,266
Net income (loss) from continuing operations	19,411	(10,781)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10,855	13,761
Deferred income taxes	(2,105)	(930)
Equity in net income of equity-method investees	526	19
Stock-based compensation	4,287	4,367
Long-lived asset impairment	—	32,497
Gain on sale of assets	(276)	—
Gain on sale of businesses	—	(620)
Other non-cash items including unrealized currency gains, net	(1,093)	(1,047)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(9,443)	(3,575)
Inventories	2,277	(44,962)
Other current assets	900	37,869
Other assets and liabilities	(1,566)	(1,541)
Accounts payable and accrued expenses	13,813	15,612
Net cash provided by operating activities from continuing operations	37,586	40,669
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17,810)	(12,155)
Investment in joint venture	(408)	—
Proceeds from sale of assets	164	—
Proceeds from sale of businesses and other	—	4,427
Net cash used in investing activities from continuing operations	(18,054)	(7,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	120,000	55,000
Repayments under bank revolving credit facility	(5,000)	(47,000)
Repayments of other debt, net	(237)	(1,439)
Shares withheld for payment of employee payroll taxes	(1,175)	(468)
Share repurchases	(177,103)	(42,052)
Net cash used in financing activities from continuing operations	(63,515)	(35,959)
Effect of exchange rate changes on cash from continuing operations	(2,926)	2,500
Net decrease in cash and cash equivalents	(46,909)	(518)
Cash and cash equivalents at beginning of period	75,871	37,771
Cash and cash equivalents at end of period	$28,962	$37,253

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The Company operates under two reportable segments: North America and International.

Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations (see Note 4). All footnotes exclude discontinued operations unless otherwise noted.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net income includes the Company's equity in the current earnings or losses of such companies.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2021 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2021 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Transfer of Financial Assets

The Company has non-recourse accounts receivable financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivables in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $22,889 and $14,360 during the three months ended September 30, 2021 and 2020, respectively. The incremental cost of accounts receivable financing arrangements is included in Interest and other financing expense, net in the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash from operating activities in the accompanying Consolidated Statements of Cash Flows.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Recently Adopted Accounting Pronouncements

Issued by the Financial Accounting Standards Board (“FASB”), ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, ASC 815 requires qualitative disclosures that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

During the first quarter of fiscal year 2022, the Company adopted the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2021	2020
Numerator:
Net income (loss) from continuing operations	$19,411	$(10,781)
Net income from discontinued operations	—	11,266
Net income	$19,411	$485

Denominator:
Basic weighted average shares outstanding	97,121	101,558
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	317	—
Diluted weighted average shares outstanding	97,438	101,558
Basic net income (loss) per common share:
Continuing operations	$0.20	$(0.11)
Discontinued operations	—	0.11
Basic net income per common share	$0.20	$—
Diluted net income (loss) per common share:
Continuing operations	$0.20	$(0.11)
Discontinued operations	—	0.11
Diluted net income per common share	$0.20	$—

Basic net income (loss) per share excludes the dilutive effects of stock options, unvested restricted stock and unvested restricted share units.

Anti-dilutive restricted stock awards and stock options excluded from our calculation of diluted net income (loss) per share for the three months ended September 30, 2021 were de minimis. There were 1,299 stock-based awards excluded for the three months ended September 30, 2021 as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the period.

Due to our net loss from continuing operations in the three months ended September 30, 2020, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in the period.

Share Repurchase Program

In June 2017 and August 2021, the Company's Board of Directors authorized the repurchase of up to $250,000 and $300,000 of the Company’s issued and outstanding common stock, respectively. Share repurchases under the 2021 authorization commenced in August 2021, after the 2017 authorization was fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2021, the Company repurchased 4,525 shares under the repurchase program for a total of $175,597, excluding commissions, at an average price of $38.80 per share. As of September 30, 2021, the Company had $206,811 of remaining authorization under the share repurchase program. During the three months ended September 30, 2020, the Company repurchased 1,281 shares under the repurchase program for a total of $42,027, excluding commissions, at an average price of $32.81 per share.

4.     DISPOSITIONS

GG UniqueFiber®

On June 28, 2021, the Company completed the divestiture of its crispbread crackers business, GG UniqueFiber® (“GG”) for total cash consideration of $336. The sale of GG is consistent with the Company’s transformation and portfolio simplification process. GG operated in Norway and was part of the Company’s International reportable segment. The Company deconsolidated the net assets of GG during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $3,753.

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

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30, 2020 and December 31, 2020, recognizing pre-tax non-cash losses of $32,497 and $23,596, respectively, to reduce the carrying value to its estimated fair value less costs to sell. The sale was completed on January 13, 2021 for a total cash consideration of $38,547, recognizing a pre-tax loss on sale of $1,904.

Danival

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, a component of the International reportable segment, and the transaction closed on July 21, 2020. The Company deconsolidated the net assets of the Danival business upon closing of the sale during the quarter ended September 30, 2020, recognizing a pre-tax gain on sale of $611.

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising the Tilda Group Entities and certain other assets of the Tilda business for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations. The following table presents the major classes of Tilda’s results within Net income from discontinued operations, net of tax in our Consolidated Statements of Operations:

Three Months Ended September 30,
2020
Net sales	$—
Cost of sales	—
Gross profit	—
Other expense	75
Net loss from discontinued operations before income taxes	(75)
Benefit for income taxes(1)	(11,331)
Net income from discontinued operations, net of tax	$11,256

(1) Includes $11,331 of tax benefit related to the tax gain on the sale of Tilda for the three months ended September 30, 2020.

There were no assets or liabilities from discontinued operations associated with Tilda as of September 30, 2021 or June 30, 2021.

The Company's dispositions are described in more detail in Note 5, Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

5.    INVENTORIES

Inventories consisted of the following:

	September 30, 2021	June 30, 2021
Finished goods	$180,604	$187,884
Raw materials, work-in-progress and packaging	99,572	97,526
	$280,176	$285,410

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value. During the three months ended September 30, 2021 and 2020, the Company recorded inventory write-downs of $0 and $204, respectively.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2021	June 30, 2021
Land	$13,252	$13,666
Buildings and improvements	55,199	58,143
Machinery and equipment	306,275	306,811
Computer hardware and software	66,076	65,132
Furniture and fixtures	23,874	23,546
Leasehold improvements	56,371	54,360
Construction in progress	23,246	21,633
	544,293	543,291
Less: accumulated depreciation and amortization	231,867	230,514
	$312,426	$312,777

Depreciation expense for the three months ended September 30, 2021 and 2020 was $7,408 and $9,703, respectively.

A facility in the United Kingdom was held for sale as of June 30, 2021 with a net carrying amount of 1,874. Additionally, a facility in the United States was held for sale as of September 30, 2021 with a net carrying amount of $1,768.

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

The components of lease expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	2021	2020
Operating lease expenses	$3,752	$3,956
Finance lease expenses	70	185
Variable lease expenses	403	866
Short-term lease expenses	1,365	913
Total lease expenses	$5,590	$5,920

Additional information related to leases is as follows:

	Three Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,745	$4,359
Operating cash flows from finance leases	$5	$3
Financing cash flows from finance leases	$60	$85
ROU assets obtained in exchange for lease obligations:
Operating leases	$319	$7,766
Finance leases	$—	$15
Weighted average remaining lease term:
Operating leases	9.6 years	10.1 years
Finance leases	4.1 years	2.1 years
Weighted average discount rate:
Operating leases	3.3%	3.0%
Finance leases	4.2%	2.6%

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2021	June 30, 2021
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$88,387	$92,010
Finance lease ROU assets, net	Property, plant and equipment, net	469	547
Total leased assets		$88,856	$92,557

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$11,216	$10,870
Finance	Current portion of long-term debt	195	229
Non-current
Operating	Operating lease liabilities, noncurrent portion	82,176	85,929
Finance	Long-term debt, less current portion	283	326
Total lease liabilities		$93,870	$97,354

Maturities of lease liabilities as of September 30, 2021 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2022 (remainder of year)	$10,094	$163	$10,257
2023	14,499	133	14,632
2024	12,712	51	12,763
2025	11,313	51	11,364
2026	10,741	51	10,792
Thereafter	52,096	76	52,172
Total lease payments	111,455	525	111,980
Less: Imputed interest	18,063	47	18,110
Total lease liabilities	$93,392	$478	$93,870

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2021	$600,812	$270,255	$871,067
Translation and other adjustments, net	(777)	(6,942)	(7,719)
Balance as of September 30, 2021	$600,035	$263,313	$863,348

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2021	June 30, 2021
Non-amortized intangible assets:
Trademarks and tradenames	$270,084	$273,471
Amortized intangible assets:
Other intangibles	143,884	146,856
Less: accumulated amortization	(105,380)	(105,432)
Net carrying amount	$308,588	$314,895

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2021 or 2020.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and trademarks and tradenames and are amortized over their estimated useful lives of 5 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended September 30,
	2021	2020
Amortization of acquired intangibles	$2,095	$2,433

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2021	June 30, 2021
Revolving credit facility	$344,969	$230,000
Other borrowings	780	1,022
	345,749	231,022
Short-term borrowings and current portion of long-term debt	335	530
Long-term debt, less current portion	$345,414	$230,492

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

Borrowings under the Credit Agreement may be used to provide working capital, finance capital expenditures and permitted acquisitions, refinance certain existing indebtedness and for other lawful corporate purposes. The Credit Agreement provides for multicurrency borrowings in Euros and Canadian dollars as well as other currencies which may be designated. In addition, certain wholly-owned foreign subsidiaries of the Company may be designated as co-borrowers. The Credit Agreement contains restrictive covenants, which are usual and customary for facilities of its type, and include, with specified exceptions, limitations on the Company’s ability to engage in certain business activities, incur debt, have liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans. The Credit Agreement also requires the Company to satisfy certain financial covenants. Obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company. As of September 30, 2021, there were $344,969 of borrowings outstanding under the revolving credit facility and $6,394 letters of credit outstanding under the Credit Agreement.

On May 8, 2019, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”), whereby, among other things, its allowable consolidated leverage ratio (as defined in the Credit Agreement) and interest coverage ratio (as defined in the Credit Agreement) were adjusted. The Company’s allowable consolidated leverage ratio is no more than 3.75 to 1.0 on September 30, 2020 and thereafter. Additionally, the Company’s required consolidated interest coverage ratio is no less than 3.75 to 1 through March 31, 2021 and no less than 4.0 to 1 thereafter.

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

As of September 30, 2021, $648,637 was available under the Amended Credit Agreement, and the Company was in compliance with all associated covenants, as amended by the Amended Credit Agreement.

The Amended Credit Agreement provides that loans will bear interest at rates based on (a) the Eurocurrency Rate, as defined in the Credit Agreement, plus a rate ranging from 0.88% to 2.50% per annum; or (b) the Base Rate, as defined in the Credit Agreement, plus a rate ranging from 0.00% to 1.50% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Amended Credit Agreement. Swing Line loans and Global Swing Line loans denominated in U.S. dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line loans denominated in foreign currencies shall bear interest based on the overnight Eurocurrency Rate for loans denominated in such currency plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Amended Credit Agreement at September 30, 2021 was 1.08%. Additionally, the Amended Credit Agreement contains a Commitment Fee, as defined in the Amended Credit Agreement, on the amount unused under the Amended Credit Agreement ranging from 0.20% to 0.45% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

The effective income tax rate from continuing operations was expense of 18.6% and 589.2% for the three months ended September 30, 2021 and 2020, respectively. Lower effective income tax rate relative to our statutory tax rates for the current quarter is mainly due to the reversal of uncertain tax position accruals based on filing and approval of certain elections by the tax authorities. In addition, the effective income tax rates from continuing operations for the three months ended September 30, 2021 and 2020 were negatively impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income ("GILTI") and limitations on the deductibility of executive compensation. Furthermore, the effective income tax rate from continuing operations for the three months ended September 30, 2020 was negatively impacted by various discrete items including the tax impact of the United Kingdom Fruit business reserve, the legal entity reorganization, and the UK rate change. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

The income tax expense (benefit) from discontinued operations was $0 for the three months ended September 30, 2021, while the income tax benefit from discontinued operations was $11,331 for the three months ended September 30, 2020. The benefit for income tax for the three months ended September 30, 2020 was impacted by a legal entity reorganization.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss ("AOCL"):

	Three Months Ended September 30,
	2021	2020
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications	$(22,805)	$32,776
Amounts reclassified into income (1)	—	1,181
Deferred gains (losses) on cash flow hedging instruments:
Other comprehensive gain (loss) before reclassifications	535	(883)
Amounts reclassified into (expense) income (2)	(500)	923
Deferred gains (losses) on net investment hedging instruments:
Other comprehensive gain (loss) before reclassifications	1,910	(2,890)
Amounts reclassified into expense (2)	(103)	(102)
Net change in AOCL	$(20,963)	$31,005

(1) Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. During the three months ended September 30, 2020, the Company reclassified $1,181 of translation losses from AOCL to Other income, net on the Consolidated Statement of Operations.
(2) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three months ended September 30, 2021 and 2020.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has a stockholder approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the "Stock Award Plans". In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program”) that provides for performance and market equity awards that can be earned over defined performance periods. The Company's plans are described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2021	2020
Selling, general and administrative expense	$4,287	$4,367
Related income tax benefit	$273	$807

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the three months ended September 30, 2021 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2021	1,780	$16.55
Granted	12	$39.81
Vested	(61)	$21.78
Forfeited	(103)	$15.43
Non-vested RSAs, RSUs and PSUs outstanding at September 30, 2021	1,628	$16.53

At September 30, 2021 and June 30, 2021, the table above includes a total of 1,299 and 1,382 shares (including an inducement grant of 350 shares made to our CEO as previously disclosed), respectively, that represent the target number of shares that may be earned under non-vested performance equity awards that are eligible to vest up to 300% of target. Vested shares during the current period include a total of 13 shares which vested based on certain performance-based metrics being met.

	Three Months Ended September 30,
	2021	2020
Fair value of RSAs, RSUs and PSUs granted	$478	$4,398
Fair value of shares vested	$2,522	$1,056
Tax benefit recognized from restricted shares vesting	$246	$152

At September 30, 2021, there was $5,169 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.1 years.

Subsequent to the quarter end, 1,299 shares underlying PSUs under the 2019-2021 LTI Program vested on November 6, 2021 at 100% of target based on achieving the target goal for total shareholder return.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table develops and operates fast-casual, fresh salad restaurants in the Northeast and Mid-Atlantic United States. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At September 30, 2021 and June 30, 2021, the carrying value of the Company’s investment in Chop’t was $10,161 and $10,699, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited (“HHO”) with Hutchison China Meditech Ltd., a joint venture accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd. with Future Consumer Ltd, a joint venture accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, for which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $6,557 and $6,218 as of September 30, 2021 and June 30, 2021, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	746	—	746	—
Equity investment	590	590	—	—
Total	$1,336	$590	$746	$—
Liabilities:
Derivative financial instruments	$9,007	$—	$9,007	$—
Total	$9,007	$—	$9,007	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	699	—	699	—
Equity investment	646	646	—	—
Total	$1,345	$646	$699	$—
Liabilities:
Derivative financial instruments	$11,968	$—	$11,968	$—
Total	$11,968	$—	$11,968	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2021 or 2020.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has also determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of September 30, 2021 and June 30, 2021 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of September 30, 2021 and June 30, 2021. These estimates are not necessarily indicative of the amounts we could ultimately realize.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining nine months of fiscal 2022, the Company estimates that an additional $283 will be reclassified as an increase to interest expense.

As of September 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2022, the Company estimates that an additional $127 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

As of September 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,775
Foreign currency forward contract	6	£5,142	€6,000

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

As of September 30, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of September 30, 2021 the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$49	Accrued expenses and other current liabilities / Other noncurrent liabilities	$330
Cross-currency swaps	Prepaid expenses and other current assets	697	Other noncurrent liabilities	8,677
Total derivatives designated as hedging instruments		$746		$9,007

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$43	Accrued expenses and other current liabilities / Other noncurrent liabilities	$312
Cross-currency swaps	Prepaid expenses and other current assets	656	Other noncurrent liabilities	11,656
Total derivatives designated as hedging instruments		$699		$11,968

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of September 30, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Interest rate swaps	$(117)	$61	Interest and other financing expense, net	$(104)	$(58)
Cross-currency swaps	776	(1,177)	Interest and other financing expense, net / Other expense (income), net	738	(1,183)
Foreign currency forward contracts	19	(2)	Cost of sales	—	73
Total	$678	$(1,118)		$634	$(1,168)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of September 30, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of loss reclassified from AOCL into income	$—	$(104)	$—	$—	$(58)	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$41	$697	$—	$41	$(1,224)
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$73	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations as of September 30, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Cross-currency swaps	$2,417	$(3,658)	Interest and other financing expense, net	$130	$129

Non-Designated Hedges

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations as of September 30, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2021	2020
Foreign currency forward contracts	Other expense (income), net	$—	$124

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

16.    TERMINATION BENEFITS RELATED TO PRODUCTIVITY AND TRANSFORMATION INITIATIVES

As a part of the ongoing productivity and transformation initiatives related to the Company’s strategic objective to expand profit margins and cash flow, the Company initiated a reduction in workforce at targeted locations in the United States as well as at certain locations internationally. The reduction in workforce associated with these initiatives are expected to result in charges throughout fiscal 2022.

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of September 30, 2021:

	Balance at June 30, 2021	Charges	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at September 30, 2021
Termination benefits and personnel realignment	$4,448	$285	$(2,539)	$(12)	$2,182

The liability balance as of September 30, 2021 and June 30, 2021 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. Co-Lead Plaintiffs filed an opposition on August 5, 2019, and Defendants submitted a reply on September 3, 2019. On April 6, 2020, the Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs filed a notice of appeal on May 5, 2020 indicating their intent to appeal the Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit. Co-Lead Plaintiffs filed their appellate brief on August 18, 2020. Defendants filed their opposition brief on November 17, 2020, and Plaintiffs filed their reply brief on December 8, 2020. Accordingly, Co-Lead Plaintiffs’ appeal is fully briefed. Oral argument took place on September 27, 2021. The parties await a decision.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the Court extend the stay for an additional 30 days, to on or around December 7, 2020. Since that time, Plaintiffs and Defendants have filed a number of joint status reports, requesting that the Court stay applicable deadlines to allow for the production of certain materials by the Board of Directors for review by Plaintiffs. The current stay ordered by the Court is set to expire on December 30, 2021.

Baby Food Litigation

Since February 2021, a large number of consumer class actions have been brought against the Company alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally-occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently 29 active lawsuits, which generally allege that the Company violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had the Company made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. One of the consumer class actions (Kathryn Gavula, et. al. v. Beech-Nut Nutrition Co., et. al.) filed in the U.S. District Court for the District of Oregon alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by conspiring with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. These actions have been filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial

Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding, and the vast majority of cases against the Company have now been transferred and consolidated in the U.S. District Court for the Eastern District of New York, In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678. One consumer class action is pending in New York Supreme Court, Nassau County. The Company has moved to stay or transfer this case to the consolidated proceeding in the Eastern District of New York and that motion is pending. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

The claims raised in these lawsuits were brought in the wake of a highly publicized report issued by the U.S. House of Representatives Subcommittee on Economic and Consumer Policy on Oversight and Reform, dated February 4, 2021 (the “House Report”), addressing the presence of heavy metals in baby foods made by certain manufacturers, including the Company. Since the publishing of the House Report, the Company has also received information requests with respect to the advertising and quality of its baby foods from certain governmental authorities, as such authorities investigate the claims made in the House Report. The Company is fully cooperating with these requests and is providing documents and other requested information. The Company has been named in one civil government enforcement action, State of New Mexico ex rel. Balderas v. Nurture, Inc., et al., which was filed by the New Mexico Attorney General against the Company and several other manufacturers based on the alleged presence of heavy metals in their baby food products. The Company and several other manufacturers have moved to dismiss the New Mexico Attorney General’s lawsuit, and that motion to dismiss is currently pending.

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

	Three Months Ended September 30,
	2021	2020
Net Sales:
North America	$265,525	$280,668
International	189,378	217,959
	$454,903	$498,627

Operating Income (Loss):
North America	$16,842	$33,256
International	24,069	(15,889)
	40,911	17,367
Corporate and Other (a)	(15,364)	(14,087)
	$25,547	$3,280

(a) In addition to general Corporate and Other expenses as described above, for the three months ended September 30, 2021, Corporate and Other includes $2,057 of Productivity and transformation costs. For the three months ended September 30, 2020, Corporate and Other includes $803 of Productivity and transformation costs.

The Company's net sales by product category are as follows:

	Three Months Ended September 30,
	2021	2020
Grocery	$301,553	$343,749
Snacks	85,892	81,159
Personal Care	40,366	48,982
Tea	27,092	24,737
Total	$454,903	$498,627

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended September 30,
	2021	2020
United States	$233,487	$239,717
United Kingdom	123,748	157,169
All Other	97,668	101,741
Total	$454,903	$498,627

The Company’s long-lived assets, which primarily represent net property, plant and equipment, operating lease right-of-use assets and noncurrent other assets by geographic area were as follows:

	September 30, 2021	June 30, 2021
United States	$146,858	$148,950
United Kingdom	144,200	142,973
All Other	109,755	112,864
Total	$400,813	$404,787

19.    RELATED PARTY TRANSACTIONS

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages brands, Dream® and WestSoy®, for $31,320. The purchaser in this transaction was SunOpta Inc. (“SunOpta”). The non-employee chair of the Company's Board of Directors is also the chair of the board of SunOpta.

SunOpta is also one of the Company’s suppliers, for which the Company incurs expenses in the ordinary course of business. The Company incurred expenses of $220 and $4,810 in the three months ended September 30, 2021 and 2020, respectively, to the supplier and affiliated entities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2021 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The Company operates under two reportable segments: North America and International.

The Company manufactures, markets, distributes and sells organic and natural products under brand names providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale's®, Garden of Eatin'®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, Robertson’s®, Rose's® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene® brands.

Since fiscal 2019, we have been executing the four key pillars of our strategy—(1) simplify our portfolio; (2) strengthen our capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable top line growth—which we refer to as Hain 2.0. This strategy, which is on schedule to be completed ahead of our planned timeline, has laid the foundation for Hain 3.0, our vision and strategy for the next several years, which is about building a global healthy food and beverage company with industry-leading top line growth. We believe Hain 3.0 positions us as an advantaged and differentiated company, as compared to others in the food industry for several reasons:

•we are singularly focused on health and wellness,
•we are a global company in high-growth categories with opportunities for expansion in existing and new channels and geographies,
•we have unique and advantaged brands with strong points of difference, and
•given our size, small wins can drive material incremental growth.

We have re-segmented the brand portfolio with a more global view to where we have the most growth potential. As a result, we are migrating from a strategy focused on rejuvenating North America behind a construct of “Get Bigger" and "Get Better” brand categories to one that focuses on growing global brands in categories where we think we have the most potential. The categories we have identified are called Turbocharge Growth, Targeted Investment, and Fuel:

•The Turbocharge Growth brands are leading-share brands in very high-growth categories. The Turbocharge Growth brands are made up of plant-based meat and non-dairy beverages as well as snacks. Our meat and dairy alternatives are concentrated outside the United States, while the snacks businesses include brands both within the United States and in International.
•The Targeted Investment brands are made up of leading-share brands in lower-growth categories. To date, we have demonstrated our ability to drive market share and reinvigorate these categories, and we expect that we can continue to do this in the future. The Targeted Investment brands are made up of tea, baby, yogurt, and personal care. In contrast with Hain 2.0, baby is now one of our growth focus areas, due to its strong brands, scale, profitability, and growth prospects.
•The Fuel brands are stable brands that will be leveraged to fuel investment in the Turbocharge Growth and Targeted Investment categories. Fuel brands are made up of premium pantry brands with scale, in categories such as soup, cooking oils and nut butters.

Additionally, as part of Hain 3.0, we will continue to simplify our brand portfolio as we continue to identify brands that are declining and have low margins. The Simplify brands are subscale declining businesses that have limited long-term potential for the Company, and therefore will be managed for profit until they are potentially divested, likely over the course of the next several years. Acquisitions are expected to play a role in Hain 3.0 and part of our capital allocation strategy is focused on actively looking for targets in the market. As we continue to simplify and stabilize the organization and consolidate sales into fewer priority categories, we are well-positioned and expect to make targeted acquisitions supported by our borrowing capacity to help us further strengthen our position in those categories.

COVID-19

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. The impact was particularly pronounced during the early stages of the pandemic as consumers reacted to stay-at-home measures and the uncertainty of the pandemic. In particular, our net sales during the third quarter of fiscal 2020 through the second quarter of fiscal 2021 benefited from pandemic-driven demand. The pandemic-driven demand for our products has subsided as effective vaccines have become available, governments have eased safety measures and consumer purchasing behaviors have started to return to pre-pandemic norms. As a result, net sales were lower in the third and fourth quarters of fiscal 2021 compared to the third and fourth quarters of fiscal 2020, respectively. Further, net sales in the first quarter of fiscal 2022 were lower than our net sales during the first quarter of fiscal 2021 as a result of normalizing consumer demand, among other factors as described more fully below under the heading "Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020."

The pandemic and the measures being taken by governments, businesses and consumers to limit the spread of COVID-19 have led to operational challenges in our business and may result in broader and longer-term challenges and uncertainty that we will need to manage successfully. Such challenges include but are not limited to:

•manufacturing, supply chain and logistics challenges resulting from health and safety precautions among our employees and the general population as well as macroeconomic factors resulting from the pandemic, including labor market shortages;
•an uncertain future demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain during a global pandemic.

Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the entities comprising the Company’s Tilda operating segment and certain other assets.

The Company's dispositions are described in more detail in Note 5, Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2021 and 2020 (amounts in thousands, other than percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2021		September 30, 2020		Dollars	Percentage
Net sales	$454,903	100.0%	$498,627	100.0%	$(43,724)	(8.8)%
Cost of sales	349,485	76.8%	379,463	76.1%	(29,978)	(7.9)%
Gross profit	105,418	23.2%	119,164	23.9%	(13,746)	(11.5)%
Selling, general and administrative expenses	73,989	16.3%	79,521	15.9%	(5,532)	(7.0)%
Amortization of acquired intangible assets	2,095	0.5%	2,433	0.5%	(338)	(13.9)%
Productivity and transformation costs	3,983	0.9%	1,433	0.3%	2,550	177.9%
Proceeds from insurance claim	(196)	—%	—	—%	(196)	*
Long-lived asset impairment	—	—%	32,497	6.5%	(32,497)	(100.0)%
Operating income	25,547	5.6%	3,280	0.7%	22,267	678.9%
Interest and other financing expense, net	1,856	0.4%	2,453	0.5%	(597)	(24.3)%
Other income, net	(788)	(0.2)%	(1,373)	(0.3)%	585	(42.6)%
Income from continuing operations before income taxes and equity in net loss of equity-method investees	24,479	5.4%	2,200	0.4%	22,279	1,012.7%
Provision for income taxes	4,542	1.0%	12,962	2.6%	(8,420)	(65.0)%
Equity in net loss of equity-method investees	526	—%	19	—%	507	2,668.4%
Net income (loss) from continuing operations	$19,411	4.3%	$(10,781)	(2.2)%	$30,192	*
Net income from discontinued operations, net of tax	—	—%	11,266	2.3%	(11,266)	(100.0)%
Net income	$19,411	4.3%	$485	0.1%	$18,926	3,902.3%

Adjusted EBITDA	$47,316	10.4%	$54,895	11.0%	$(7,579)	(13.8)%
Diluted net income (loss) per common share from continuing operations	$0.20		$(0.11)		$0.31	*
Diluted net income per common share from discontinued operations	—		0.11		(0.11)	(100.0)%
Diluted net income per common share	$0.20		$—		$0.20	100.0%
* Percentage is not meaningful due to a comparison of a positive figure and a negative figure.

Net Sales

Net sales for the three months ended September 30, 2021 were $454.9 million, a decrease of $43.7 million, or 8.8%, as compared to $498.6 million in the three months ended September 30, 2020. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased approximately $0.6 million and 0.1% from the prior year quarter driven by the North America reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $105.4 million, a decrease of $13.7 million, or 11.5%, as compared to the prior year quarter. Gross profit margin was 23.2% of net sales, compared to 23.9% in the prior year quarter. The gross profit decrease was driven primarily by our North America reportable segment, and mostly by the United States operating segment, as a result of lower net sales when compared with the prior year period as well as higher delivery and warehouse expenses. The decrease in the North America reportable segment was offset in part by an increase in the International reportable segment, due to the performance of the two UK operating segments. The Ella's Kitchen UK operating segment had higher net sales than the prior year quarter due to COVID-driven consumer demand issues in the prior year period which negatively impacted prior year net sales as well as lower cost of sales in the current year due to cost savings, partially offset by higher delivery and warehouse expense in the current year. The other UK operating segment, Hain United Kingdom, delivered improved gross margins versus prior year driven by the implementation of productivity initiatives and the divestiture of the low gross margin fruit business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74.0 million for the three months ended September 30, 2021, a decrease of $5.5 million, or 7.0%, from $79.5 million for the prior year quarter. The decrease occurred primarily in the United States and Europe operating segments. The decrease in the United States operating segment was primarily due to lower marketing expenses in the current year. The decrease in the Europe operating segment was due to lower broker commissions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.1 million for the three months ended September 30, 2021, a decrease of $0.3 million from $2.4 million in the prior year quarter due to prior year dispositions that occurred in the later part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $4.0 million for the three months ended September 30, 2021, an increase of $2.6 million from $1.4 million in the prior year quarter. The increase was primarily due to a $1.6 million increase related to costs incurred for consulting fees related to supply chain optimization and other productivity and transformation initiatives.

Long-lived Asset Impairment

During the three months ended September 30, 2020, the Company recognized a pre-tax impairment charge of $32.5 million related to the reserve recorded against the assets of the Company's United Kingdom fruit business (see Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q). There was no impairment charge recorded in the corresponding period in the three months ended September 30, 2021.

Operating Income

Operating income for the three months ended September 30, 2021 was $25.5 million compared to $3.3 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $1.9 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 24.3%, from $2.5 million in the prior year quarter. The decrease resulted primarily from lower variable interest rates applied to borrowings outstanding under our revolving credit facility. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $0.8 million for the three months ended September 30, 2021, compared to $1.4 million in the prior year quarter. The change was primarily attributable to a lower gain on sale of business and higher realized foreign currency losses in the current year.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2021 was $24.5 million compared to $2.2 million in the prior year quarter. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $4.5 million for the three months ended September 30, 2021 compared to an income tax expense of $13.0 million in the prior year quarter.

The effective income tax rate from continuing operations was expense of 18.6% and 589.2% for the three months ended September 30, 2021 and 2020, respectively. Lower effective income tax rate relative to our statutory tax rates for the current quarter is mainly due to the reversal of uncertain tax position accruals based on filing and approval of certain elections by the tax authorities. In addition, the effective income tax rates from continuing operations for the three months ended September 30, 2021 and 2020 were negatively impacted by provisions in the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to Global Intangible Low Taxed Income ("GILTI") and limitations on the deductibility of executive compensation. Furthermore, the effective income tax rate from continuing operations for the three months ended September 30, 2020 was negatively impacted by various discrete items including the tax impact of the United Kingdom fruit business reserve, the legal entity reorganization, and the UK rate change. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended September 30, 2021 was $0.5 million and less than $0.1 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the three months ended September 30, 2021 was $19.4 million, or $0.20 per diluted share, compared to net loss of $10.8 million, or $0.11 per diluted share, for the three months ended September 30, 2020. The change to income from loss was attributable to the factors noted above.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, for the three months ended September 30, 2020 was $11.3 million, or $0.11 per diluted share.

During the three months ended September 30, 2020, the Company recognized a $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit.

See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income

Net income for the three months ended September 30, 2021 was $19.4 million, or $0.20 per diluted share, compared to $0.5 million, or $0.00 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $47.3 million and $54.9 million for the three months ended September 30, 2021 and 2020, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the three months ended September 30, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/21	$265,525	$189,378	$—	$454,903
Three months ended 9/30/20	280,668	217,959	—	498,627
$ change	$(15,143)	$(28,581)	n/a	$(43,724)
% change	(5.4)%	(13.1)%	n/a	(8.8)%

Operating income (loss)
Three months ended 9/30/21	$16,842	$24,069	$(15,364)	$25,547
Three months ended 9/30/20	33,256	(15,889)	(14,087)	3,280
$ change	$(16,414)	$39,958	$(1,277)	$22,267
% change	(49.4)%	*	(9.1)%	678.9%

Operating income (loss) margin
Three months ended 9/30/21	6.3%	12.7%	n/a	5.6%
Three months ended 9/30/20	11.8%	(7.3)%	n/a	0.7%

* Percentage is not meaningful due to a comparison of a positive figure and a negative figure.

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2021 were $265.5 million, a decrease of $15.1 million, or 5.4%, from net sales of $280.7 million in the prior year quarter. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased 1.3%. In the United States operating segment sales decreased due to sales normalization in the current year, given last year's COVID impact which positively impacted prior year sales, offset in part by stronger sales in tea, baby food and certain snack products in the current year. In the Canada operating segment sales decreased primarily due to lower hand sanitizer sales in the current year. Operating income in North America for the three months ended September 30, 2021 was $16.8 million, a decrease of $16.4 million from $33.3 million in the prior year quarter. The decrease was driven by lower sales in the current year when compared with the prior year period and higher cost of goods sold largely because of an increase in delivery and warehouse expenses, partially offset by lower selling, general and administrative expenses.

International

Our net sales in the International reportable segment for the three months ended September 30, 2021 were $189.4 million, a decrease of $28.6 million, or 13.1%, from net sales of $218.0 million in the prior year quarter. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales increased 1.6% from the prior year quarter due to the performance of the two UK operating segments. Ella's Kitchen UK benefited from improved demand given the COVID impact on baby food consumption in the prior year. Hain United Kingdom benefited from higher soup sales versus prior year. Operating income in our International reportable segment for the three months ended September 30, 2021 was $24.1 million, an increase of $40.0 million from operating loss of $15.9 million for the three months ended September 30, 2020. The increase reflects lower costs in the current year from productivity initiatives and non-recurring impairment charges associated with the fruit business impairment that was recognized in the prior year.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended September 30, 2021 was $15.4 million, an increase of $1.3 million, from operating loss of $14.1 million for the three months ended September 30, 2020. This change was primarily related to productivity and transformation costs included in Corporate and Other of $2.1 million for the three months ended September 30, 2021, an increase of $1.3 million from $0.8 million for the three months ended September 30, 2020 primarily due to higher consulting costs.

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

Our cash and cash equivalents balance decreased $46.9 million at September 30, 2021 to $29.0 million as compared to $75.9 million at June 30, 2021. Our working capital from continuing operations was $232.3 million at September 30, 2021, a decrease of $52.4 million from $284.7 million at the end of fiscal 2021 as we continued to reduce product inventories. Additionally, our long-term debt increased $114.9 million at September 30, 2021 to $345.4 million as compared to $230.5 million at June 30, 2021 as a result of $120.0 million of additional borrowings to support the share repurchases carried out in the quarter offset by $5.0 million of repayments. As of September 30, 2021, $648.6 million was available under the Amended Credit Agreement as compared with $763.6 million as of June 30, 2021, and the Company was in compliance with all associated covenants.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe, Middle East and India. As of September 30, 2021, substantially all of the total cash balance from continuing operations was held outside of the United States. It is our current intent to indefinitely reinvest our remaining foreign earnings outside the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2021, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2021	2020	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$37,586	$40,669	$(3,083)
Investing activities from continuing operations	(18,054)	(7,728)	(10,326)
Financing activities from continuing operations	(63,515)	(35,959)	(27,556)
Effect of exchange rate changes on cash from continuing operations	(2,926)	2,500	(5,426)
Net decrease in cash and cash equivalents	$(46,909)	$(518)	$(46,391)

Cash provided by operating activities from continuing operations was $37.6 million for the three months ended September 30, 2021, a decrease of $3.1 million from cash provided by operating activities from continuing operations of $40.7 million in the prior year period. This decrease versus the prior period resulted primarily from a reduction of $5.7 million in lower net income adjusted for non-cash charges netted by higher cash generation of $2.6 million from our working capital accounts.

Cash used in investing activities from continuing operations was $18.1 million for the three months ended September 30, 2021, an increase of $10.3 million from $7.7 million in the prior year period primarily due to increased capital expenditures.

Cash used in financing activities from continuing operations was $63.5 million for the three months ended September 30, 2021, an increase of $27.6 million compared to $36.0 million of cash used in the prior year period and the increase is primarily due to share repurchases.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $19.8 million for the three months ended September 30, 2021, a decrease of $8.7 million from $28.5 million in the three months ended September 30, 2020. This decrease versus prior year resulted from a decrease in cash flow from operations of $3.1 million driven by the reasons explained above and higher capital expenditures of $5.7 million. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

In June 2017 and August 2021, the Company's Board of Directors authorized the repurchase of up to $250 million and $300 million of the Company’s issued and outstanding common stock, respectively. Share repurchases under the 2021 authorization commenced in August 2021, after the 2017 authorization was fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2021, the Company repurchased 4.525 million shares under the repurchase program for a total of $175.6 million, excluding commissions, at an average price of $38.80 per share. As of September 30, 2021, the Company had $206.8 million of remaining authorization under the share repurchase program. During the three months ended September 30, 2020, the Company repurchased 1.281 million shares under the repurchase program for a total of $42.0 million, excluding commissions, at an average price of $32.81 per share.

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

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2021	$265,525	$189,378	$454,903
Divestitures and discontinued brands	(178)	—	(178)
Impact of foreign currency exchange	(1,719)	(8,269)	(9,988)
Net sales on a constant currency basis adjusted for divestitures and discontinued brands - Three months ended September 30, 2021	$263,628	$181,109	$444,737

Net sales - Three months ended September 30, 2020	$280,668	$217,959	$498,627
Divestitures and discontinued brands	(13,621)	(39,630)	(53,251)
Net sales adjusted for divestitures and discontinued brands	$267,047	$178,329	$445,376

Net sales decline	(5.4)%	(13.1)%	(8.8)%
Impact of divestitures and discontinued brands	4.7%	18.5%	10.7%
Impact of foreign currency exchange	(0.6)%	(3.8)%	(2.0)%
Net sales (decline) growth on a constant currency basis adjusted for divestitures and discontinued brands	(1.3)%	1.6%	(0.1)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment charges, equity in net loss of equity-method investees, stock-based compensation, restructuring activities, litigation and related expenses, acquisitions and divestitures, unrealized currency gains and losses and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2021	2020
Net income	$19,411	$485
Net income from discontinued operations	—	11,266
Net income (loss) from continuing operations	19,411	(10,781)

Depreciation and amortization	10,855	13,761
Equity in net loss of equity-method investees	526	19
Interest expense, net	1,146	2,154
Provision for income taxes	4,542	12,962
Stock-based compensation	4,287	4,367
Unrealized currency gains	(1,023)	(1,202)
Litigation & related costs
Litigation expenses	1,956	—
Proceeds from insurance claim	(196)	—
Restructuring activities
Plant closure related costs	996	(6)
Productivity and transformation costs	3,204	781
Warehouse/manufacturing consolidation and other costs	2,289	390
Acquisitions & divestitures
Acquisitions & divestitures transaction costs, net	(231)	369
Gain on sale of assets	(446)	—
Gain on sale of businesses	—	(620)
Impairment charges
SKU rationalization and inventory write-down	—	204
Long-lived asset impairment	—	32,497
Adjusted EBITDA	$47,316	$54,895

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

A reconciliation from Cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2021	2020
Cash flow provided by operating activities from continuing operations	$37,586	$40,669
Purchases of property, plant and equipment	(17,810)	(12,155)
Operating Free Cash Flow from continuing operations	$19,776	$28,514

Off Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargeback receivable, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 during the three months ended September 30, 2021. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the discussion of the material factors that make an investment in the Company speculative or risky contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2021 - July 31, 2021	1,366,202	$39.69	1,366,202	$28.2
August 1, 2021 - August 31, 2021	915,378	38.22	891,346	$294.2
September 1, 2021 - September 30, 2021	2,272,554	38.53	2,267,949	$206.8
Total	4,554,134	$38.81	4,525,497

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) In June 2017 and August 2021, the Company’s Board of Directors authorized the repurchase of up to $250 million and $300 million of the Company’s issued and outstanding common stock, respectively. Share repurchases under the 2021 authorization commenced in August 2021, after the 2017 authorization was fully utilized. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. During the three months ended September 30, 2021, the Company repurchased 4,525 shares pursuant to the repurchase program for a total of $175.6 million, excluding commissions, at an average price of $38.80 per share. As of September 30, 2021, the Company had $206.8 million of remaining authorization under the share repurchase program.

Item 6.        Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1	Fifth Amendment to Third Amended and Restated Credit Agreement, dated September 17, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 9, 2021	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	November 9, 2021	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)