Form 10-Q
period 2021-12-31
HAIN CELESTIAL GROUP INC
filed 2022-02-03
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2021
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
Former name, former address and former fiscal year, if changed since last report: N/A
___________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HAIN	The Nasdaq Stock Market LLC

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
Yes  ☐    No  ☒

As of January 27, 2022, there were 91,327,478 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio and product performance; the COVID-19 pandemic; the success of our pricing negotiations; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; challenges and uncertainty resulting from the COVID-19 pandemic; our ability to manage our supply chain effectively; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of organic ingredients; risks associated with our international sales and operations; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; input cost inflation; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; concentration in the ownership of our common stock; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and our other filings from time to time with the U.S. Securities and Exchange Commission.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2021 AND JUNE 30, 2021
(In thousands, except par values)

	December 31,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$77,202	$75,871
Accounts receivable, less allowance for doubtful accounts of $1,216 and $1,314, respectively	163,672	174,066
Inventories	289,239	285,410
Prepaid expenses and other current assets	45,505	39,834
Assets held for sale	3,354	1,874
Total current assets	578,972	577,055
Property, plant and equipment, net	320,047	312,777
Goodwill	956,283	871,067
Trademarks and other intangible assets, net	500,093	314,895
Investments and joint ventures	16,409	16,917
Operating lease right-of-use assets	91,739	92,010
Other assets	21,826	21,187
Total assets	$2,485,369	$2,205,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,808	$171,947
Accrued expenses and other current liabilities	110,030	117,957
Current portion of long-term debt	7,834	530
Total current liabilities	297,672	290,434
Long-term debt, less current portion	731,613	230,492
Deferred income taxes	82,020	42,639
Operating lease liabilities, noncurrent portion	84,219	85,929
Other noncurrent liabilities	25,989	33,531
Total liabilities	1,221,513	683,025
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,004 and 109,507 shares, respectively; outstanding: 93,329 and 99,069 shares, respectively	1,110	1,096
Additional paid-in capital	1,195,959	1,187,530
Retained earnings	741,525	691,225
Accumulated other comprehensive loss	(94,230)	(73,011)
	1,844,364	1,806,840
Less: Treasury stock, at cost, 17,673 and 10,438 shares, respectively	(580,508)	(283,957)
Total stockholders’ equity	1,263,856	1,522,883
Total liabilities and stockholders’ equity	$2,485,369	$2,205,908
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$476,941	$528,418	$931,844	$1,027,045
Cost of sales	359,646	398,453	709,131	777,916
Gross profit	117,295	129,965	222,713	249,129
Selling, general and administrative expenses	80,136	84,625	154,125	164,146
Amortization of acquired intangible assets	2,049	2,193	4,144	4,626
Productivity and transformation costs	2,786	5,011	6,769	6,444
Proceeds from insurance claim	—	—	(196)	—
Long-lived asset impairment	303	25,179	303	57,676
Operating income	32,021	12,957	57,568	16,237
Interest and other financing expense, net	2,592	2,337	4,448	4,790
Other income, net	(9,070)	(1,045)	(9,858)	(2,418)
Income from continuing operations before income taxes and equity in net loss of equity-method investees	38,499	11,665	62,978	13,865
Provision for income taxes	7,145	8,438	11,687	21,400
Equity in net loss of equity-method investees	465	1,076	991	1,095
Net income (loss) from continuing operations	$30,889	$2,151	$50,300	$(8,630)
Net (loss) income from discontinued operations, net of tax	—	(11)	—	11,255
Net income	$30,889	$2,140	$50,300	$2,625

Net income (loss) per common share:
Basic net income (loss) per common share from continuing operations	$0.33	$0.02	$0.53	$(0.09)
Basic net income per common share from discontinued operations	—	—	—	0.11
Basic net income per common share	$0.33	$0.02	$0.53	$0.02

Diluted net income (loss) per common share from continuing operations	$0.33	$0.02	$0.52	$(0.09)
Diluted net income per common share from discontinued operations	—	—	—	0.11
Diluted net income per common share	$0.33	$0.02	$0.52	$0.02

Shares used in the calculation of net income (loss) per common share:
Basic	94,036	100,117	95,579	100,837
Diluted	94,808	100,562	96,123	100,837

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(In thousands)

	Three Months Ended
	December 31, 2021			December 31, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$30,889			$2,140
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(2,143)	$—	(2,143)	$46,043	$—	46,043
Change in deferred gains (losses) on cash flow hedging instruments	682	(144)	538	101	(21)	80
Change in deferred gains (losses) on net investment hedging instruments	1,709	(360)	1,349	(3,897)	818	(3,079)
Total other comprehensive income (loss)	$248	$(504)	$(256)	$42,247	$797	$43,044

Total comprehensive income			$30,633			$45,184

	Six Months Ended
	December 31, 2021			December 31, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$50,300			$2,625

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(24,948)	$—	(24,948)	$78,819	$—	78,819
Reclassification of currency translation adjustment included in net income (loss)	—	—	—	1,181	—	1,181
Change in deferred gains (losses) on cash flow hedging instruments	726	(153)	573	151	(31)	120
Change in deferred gains (losses) on net investment hedging instruments	3,997	(841)	3,156	(7,684)	1,613	(6,071)
Total other comprehensive (loss) income	$(20,225)	$(994)	$(21,219)	$72,467	$1,582	$74,049

Total comprehensive income			$29,081			$76,674

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Employee shares withheld for taxes					29	(1,175)		(1,175)
Repurchases of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	$1,096	$1,191,817	$710,636	14,992	$(460,819)	$(93,974)	$1,348,756
Net income				30,889				30,889
Other comprehensive loss							(256)	(256)
Issuance of common stock pursuant to stock-based compensation plans	1,436	14	(14)					—
Employee shares withheld for taxes					654	(29,858)		(29,858)
Repurchases of common stock					2,027	(89,831)		(89,831)
Stock-based compensation expense			4,156					4,156
Balance at December 31, 2021	111,004	$1,110	$1,195,959	$741,525	17,673	$(580,508)	$(94,230)	$1,263,856

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-02				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Employee shares withheld for taxes					20	(468)		(468)
Repurchase of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581
Net income				2,140				2,140
Other comprehensive income							43,044	43,044
Issuance of common stock pursuant to stock-based compensation plans	162	2	(2)					—
Employee shares withheld for taxes					38	(1,255)		(1,255)
Repurchase of common stock					923	(29,684)		(29,684)
Stock-based compensation expense			3,823					3,823
Balance at December 31, 2020	109,339	$1,095	$1,180,062	$616,486	9,500	$(245,651)	$(97,343)	$1,454,649

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2021 AND 2020
(In thousands)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,300	$2,625
Net income from discontinued operations	—	11,255
Net income (loss) from continuing operations	50,300	(8,630)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	21,758	24,954
Deferred income taxes	(3,271)	92
Equity in net loss of equity-method investees	991	1,095
Stock-based compensation, net	8,443	8,190
Long-lived asset and intangibles impairment	303	57,676
Gain on sale of assets	(8,921)	—
Other non-cash items, net	(1,486)	(1,765)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	12,370	(9,523)
Inventories	2,473	(58,512)
Other current assets	(5,126)	55,718
Other assets and liabilities	1,776	(1,037)
Accounts payable and accrued expenses	(11,579)	36,272
Net cash provided by operating activities from continuing operations	68,031	104,530
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27,996)	(29,671)
Acquisitions of businesses, net of cash acquired	(254,569)	—
Investment in joint venture	(514)	(431)
Proceeds from sale of assets	10,734	—
Proceeds from sale of businesses and other	—	4,858
Net cash used in investing activities from continuing operations	(272,345)	(25,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	540,000	150,000
Repayments under bank revolving credit facility	(330,000)	(137,000)
Borrowings under term loan	300,000	—
Payments of other debt, net	(3,185)	(1,711)
Share repurchases	(266,933)	(71,736)
Employee shares withheld for taxes	(31,033)	(1,723)
Net cash provided by (used in) financing activities from continuing operations	208,849	(62,170)
Effect of exchange rate changes on cash from continuing operations	(3,204)	5,734
Net increase in cash and cash equivalents	1,331	22,850
Cash and cash equivalents at beginning of period	75,871	37,771
Cash and cash equivalents at end of period	$77,202	$60,621
Cash and cash equivalents included in the line item Assets held for sale on the Consolidated Balance Sheets as shown below represents amounts included within held for sale accounting related to the sale of the Company's U.K. fruit business, primarily consisting of the Orchard House Foods Limited business and associated brands.

	Six Months Ended December 31,
	2021	2020
Cash and cash equivalents	$77,202	$46,813
Cash and cash equivalents classified in assets held for sale	—	13,808
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$77,202	$60,621
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

Acquisition
On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisitions and Dispositions, for details.
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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2021 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2021 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousand, except par values and per share amounts, unless otherwise indicated.

Transfer of Financial Assets

The Company has non-recourse accounts receivable financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivables in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $64,133 and $43,563 during the six months ended December 31, 2021 and 2020, respectively. The incremental cost of accounts receivable financing arrangements is included in Other income, net in the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash from operating activities in the accompanying Consolidated Statements of Cash Flows.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.
Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The Company adopted ASU 2021-08 during the second quarter of fiscal year 2022, and the adoption did not have an impact on the Company's consolidated financial statements.

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

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	$30,889	$2,151	$50,300	$(8,630)
Net (loss) income from discontinued operations	—	(11)	—	11,255
Net income	$30,889	$2,140	$50,300	$2,625

Denominator:
Basic weighted average shares outstanding	94,036	100,117	95,579	100,837
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	772	445	544	—
Diluted weighted average shares outstanding	94,808	100,562	96,123	100,837
Basic net income (loss) per common share:
Continuing operations	$0.33	$0.02	$0.53	$(0.09)
Discontinued operations	—	—	—	0.11
Basic net income per common share	$0.33	$0.02	$0.53	$0.02
Diluted net income (loss) per common share:
Continuing operations	$0.33	$0.02	$0.52	$(0.09)
Discontinued operations	—	—	—	0.11
Diluted net income per common share	$0.33	$0.02	$0.52	$0.02

There were 316 and 211 restricted stock awards excluded from our calculation of diluted net income per share for the three months ended December 31, 2021 and 2020, respectively, as such awards were anti-dilutive. There were 158 and 709 restricted stock awards and stock options excluded from the calculation of diluted net income (loss) per share for the six months ended December 31, 2021 and 2020, respectively, as such awards were anti-dilutive. Due to the net loss from continuing operations in the six months ended December 31, 2020, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive to the computations in the period.

Additionally, 76 and 1,419 stock-based awards outstanding at December 31, 2021 and 2020, respectively, were excluded from the calculation of diluted net income (loss) per share for the three and six months ended December 31, 2021 and 2020, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

In June 2017 and August 2021, the Company's Board of Directors authorized the repurchase of up to $250,000 and $300,000 of the Company’s issued and outstanding common stock, respectively. Share repurchases under the 2021 authorization commenced in August 2021, after the 2017 authorization was fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1,700 shares directly from the Selling Stockholders at a price of $45.00 per share (see Note 19, Related Party Transactions). During the six months ended December 31, 2021, the Company repurchased 6,552 shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $265,420, excluding commissions, at an average price of $40.50 per share. As of December 31, 2021, the Company had $116,980 of remaining authorization under the share repurchase program. During the six months ended December 31, 2020, the Company repurchased 2,204 shares under the repurchase program for a total of $71,693, excluding commissions, at an average price of $32.53 per share. In January 2022, the Company's Board of Directors authorized the repurchase of up to an additional $200,000 of shares, which will commence after the 2021 authorization is fully utilized.

4.     ACQUISITIONS AND DISPOSITIONS

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction consisted of cash, net of cash acquired, totaling $260,871, subject to an adjustment for working capital. Of the total consideration, $254,569 was paid at closing, with the remaining $6,302 payable during the third quarter of fiscal 2022. The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings). The Company incurred $5,103 of transaction costs in connection with the acquisition which were expensed as incurred, and are included as a component of Selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the three and six months ended December 31, 2021.

The following table summarizes the Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation during fiscal 2022.

December 28, 2021
Accounts receivable, net	$5,107
Inventory	9,871
Prepaid expenses and other current assets	603
Property, plant & equipment	9,225
Identifiable intangible assets	193,800
Operating lease right-of-use assets	4,098
Other assets	166
Deferred income taxes	(42,362)
Goodwill	93,629
Accounts payable & accrued expenses	(9,041)
Operating lease liabilities	(4,225)
$260,871

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Of the $193,800 of identifiable intangible assets acquired, $70,800 was preliminarily assigned to customer relationships with a weighted average estimated useful life of 17 years, and $123,000 was preliminarily assigned to tradenames with indefinite lives. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales and income from continuing operations before income taxes included in our consolidated results were not material for the three and six months ended December 31, 2021.

The following table provides unaudited pro forma results of continuing operations had the acquisition been completed at the beginning of fiscal 2021. The proforma information reflects certain adjustments related to the acquisition but does not reflect any potential operating efficiencies or cost savings that may result from the acquisition. Accordingly, this information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Unaudited supplemental pro forma information
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net sales	$500,349	$553,114	$985,544	$1,069,327
Net income (loss) from continuing operations(1)	$36,244	$1,102	$55,669	$(16,478)
Diluted net income (loss) per common share from continuing operations	$0.38	$0.01	$0.58	$(0.16)

(1)The proforma adjustments include the elimination of transaction costs totaling $5,103 from the three and six months ended December 31, 2021 and recognition of those costs in the six months ended December 31, 2020.

Dispositions

GG UniqueFiber®

On June 28, 2021, the Company completed the divestiture of its crispbread crackers business, GG UniqueFiber® (“GG”) for total cash consideration of $336. The sale of GG is consistent with the Company’s transformation and portfolio simplification process. GG operated in Norway and was part of the Company’s International reportable segment. The Company deconsolidated the net assets of GG during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $3,753 in the fourth quarter of fiscal 2021.

Dream® and WestSoy®

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages business, consisting of the Dream® and WestSoy® brands, for total cash consideration of $33,000, subject to customary post-closing adjustments. The final purchase price was $31,320. The non-dairy beverage business was considered to be non-core within our broader North American business, and the sale aligns with the Company’s portfolio simplification process. The business operated out of the United States and Canada and was part of the Company’s North America reportable segment. The Company deconsolidated the net assets of the North American non-dairy beverage business during the twelve months ended June 30, 2021, recognizing a pre-tax gain on sale of $7,519 in the fourth quarter of fiscal 2021.

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30, 2020 and December 31, 2020, recognizing a pre-tax non-cash loss for the three and six months ended December 31, 2020 of $23,596 and $56,093, respectively, to reduce the carrying value to its estimated fair value less costs to sell. The sale was completed on January 13, 2021 for a total cash consideration of $38,547, recognizing a pre-tax loss on sale of $1,904 during the third quarter of fiscal 2021.

Danival

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival business, a component of the International reportable segment, and the transaction closed on July 21, 2020. The Company deconsolidated the net assets of the Danival business upon closing of the sale during the quarter ended September 30, 2020, recognizing a pre-tax gain on sale of $611 during the first quarter of fiscal 2021.

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

	Three Months Ended December 31,	Six Months Ended December 31,
	2020	2020
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—
Other expense	—	75
Net loss from discontinued operations before income taxes	—	(75)
Provision (benefit) for income taxes(1)	11	(11,320)
Net (loss) income from discontinued operations, net of tax	$(11)	$11,245

(1) Includes $11,331 of tax benefit related to the tax gain on the sale of Tilda for the six months ended December 31, 2020.

There were no assets or liabilities from discontinued operations associated with Tilda as of December 31, 2021 or June 30, 2021.

The Company's dispositions are described in more detail in Note 5, Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2021	June 30, 2021
Finished goods	$185,471	$187,884
Raw materials, work-in-progress and packaging	103,768	97,526
	$289,239	$285,410

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2021	June 30, 2021
Land	$11,835	$13,666
Buildings and improvements	54,910	58,143
Machinery and equipment	312,302	306,811
Computer hardware and software	66,375	65,132
Furniture and fixtures	24,829	23,546
Leasehold improvements	58,587	54,360
Construction in progress	28,801	21,633
	557,639	543,291
Less: Accumulated depreciation and amortization	237,592	230,514
	$320,047	$312,777

Depreciation and amortization expense for the three months ended December 31, 2021 and 2020 was $7,244 and $7,481, respectively. Depreciation and amortization expense for the six months ended December 31, 2021 and 2020 was $14,652 and $17,184, respectively.

During the three months ended December 31, 2021, the Company completed the sale of undeveloped land plots in Boulder, Colorado in the United States for total cash proceeds of $10,005, net of brokerage and other fees, resulting in a gain in the amount of $8,656,which is included as a component of Other income, net.

The Company recognized an impairment charge of $303 during the three months ended December 31, 2021 relating to a facility in the United Kingdom. The facility was held for sale as of December 31, 2021 and June 30, 2021 with a net carrying amount of $1,586 and $1,874, respectively. Further, a facility in the United States was held for sale as of December 31, 2021 with a net carrying amount of $1,768.

During the three months ended December 31, 2020, the Company recorded a non-cash impairment charge of $1,333 related to the write-down of building improvements.

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

The components of lease expenses for the three and six months ended December 31, 2021 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Operating lease expenses	$3,665	$4,205	$7,417	$8,161
Finance lease expenses	67	61	137	246
Variable lease expenses	306	91	709	957
Short-term lease expenses	677	687	2,042	1,243
Total lease expenses	$4,715	$5,044	$10,305	$10,607

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2021	June 30, 2021
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets	$91,739	$92,010
Finance lease ROU assets, net	Property, plant and equipment, net	519	547
Total leased assets		$92,258	$92,557

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$12,437	$10,870
Finance	Current portion of long-term debt	206	229
Non-current
Operating	Operating lease liabilities, noncurrent portion	84,219	85,929
Finance	Long-term debt, less current portion	324	326
Total lease liabilities		$97,186	$97,354

Additional information related to leases is as follows:

	Six Months Ended
	December 31, 2021	December 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,560	$8,569
Operating cash flows from finance leases	$10	$6
Financing cash flows from finance leases	$123	$201
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,182	$12,745
Finance leases	$116	$371
ROU assets obtained in connection with an acquisition (See Note 4):
Operating leases	$4,098	$—
Weighted average remaining lease term:
Operating leases	9.5 years	10.0 years
Finance leases	4.2 years	1.8 years
Weighted average discount rate:
Operating leases	3.2%	3.1%
Finance leases	3.9%	2.4%

Maturities of lease liabilities as of December 31, 2021 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2022 (remainder of year)	$7,007	$113	$7,120
2023	15,932	162	16,094
2024	14,258	80	14,338
2025	12,092	80	12,172
2026	11,463	67	11,530
Thereafter	53,779	78	53,857
Total lease payments	114,531	580	115,111
Less: Imputed interest	17,875	50	17,925
Total lease liabilities	$96,656	$530	$97,186

On December 17, 2021, the Company entered into an operating lease in the United States that has not yet commenced. Obligations under this lease are approximately $41,638, and the lease is expected to commence during the fourth quarter of fiscal year ending June 30, 2022 with a lease term of 10.5 years, excluding one renewal option.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2021	$600,812	$270,255	$871,067
Acquisition activity (See Note 4)	93,629	—	93,629
Translation and other adjustments, net	(993)	(7,420)	(8,413)
Balance as of December 31, 2021	$693,448	$262,835	$956,283

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2021	June 30, 2021
Non-amortized intangible assets:
Trademarks and tradenames	$393,222	$273,471
Amortized intangible assets:
Other intangibles	214,623	146,856
Less: Accumulated amortization	(107,752)	(105,432)
Net amortized intangible assets	106,871	41,424
Net other intangible assets	$500,093	$314,895

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three and six months ended December 31, 2021 or 2020. See Note 4, Acquisitions and Dispositions, for details surrounding the acquisition of THWR, including $193,800 of identifiable intangible assets acquired on December 28, 2021.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and trademarks and tradenames and are amortized over their estimated useful lives of 5 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Amortization of acquired intangibles	$2,050	$2,193	$4,145	$4,626

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2022 (remainder of year)	2023	2024	2025	2026
Estimated amortization expense	$6,176	$11,743	$9,175	$8,096	$7,631

The weighted average remaining amortization period of amortized intangible assets is 13.8 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2021	June 30, 2021
Revolving credit facility	$440,000	$230,000
Term loans	300,000	—
Less: Unamortized issuance costs	(1,228)	—
Other borrowings	675	1,022
	739,447	231,022
Short-term borrowings and current portion of long-term debt	7,834	530
Long-term debt, less current portion	$731,613	$230,492

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the "Term Loans") and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026. As of December 31, 2021, there were $440,000 of loans under the Revolver, $300,000 of Term Loans, and $6,769 letters of credit outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurodollar Rate plus a rate ranging from 0.875% to 1.75% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.75% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing Line Loans and Global Swing Line Loans denominated in U.S. Dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line Loans denominated in foreign currencies shall bear interest based on (a) the Euro Short Term Rate, or €STR, in the case of such loans denominated in Euros plus the Applicable Rate, (b) the Sterling Overnight Index Average Reference Rate, or SONIA, in the case of such loans denominated in Sterling plus the Applicable Rate or (c) the Canadian Prime Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2021 was 1.45%. Additionally, the Credit Agreement contains a Commitment Fee on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The Credit Agreement includes maintenance covenants that will require compliance with a consolidated interest coverage ratio, a consolidated secured leverage ratio and a consolidated leverage ratio. As of December 31, 2021, $353,231 was available under the Credit Agreement, and the Company was in compliance with all associated covenants.

In connection with the Credit Agreement, the Company and its material domestic subsidiaries entered into an Amended and Restated Security and Pledge Agreement (the “Security Agreement”), pursuant to which all of the obligations under the Credit Agreement will be secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interests in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

Credit Agreement Issuance Costs

Based on the Company's evaluation of the borrowing capacity associated with the creditors participating in the previous facility compared to those in the Credit Agreement, $1,762 of the $2,036 of unamortized deferred financing costs at December 22, 2021 were deferred and the remaining $274 were expensed as a component of Interest and other financing expense, net. Additionally, the Company incurred debt issuance costs of approximately $2,764 in connection with the Credit Agreement. Of the total $4,526 of deferred debt issuance costs, $3,292 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheet, and $1,234 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement.

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

The effective income tax rate from continuing operations was an expense of 18.6% and 72.3% for the three months ended December 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations was an expense of 18.6% and 154.3% for the six months ended December 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations for the six months ended December 31, 2021 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock based compensation, non-deductible transaction costs related to the acquisition of THWR (see Note 4, Acquisitions and Dispositions), and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rate from continuing operations for the six months ended December 31, 2020 was negatively impacted by various discrete items including the tax impact of the United Kingdom Fruit business reserve, the legal entity reorganization, and the UK rate change. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

The income tax expense (benefit) from discontinued operations was nil for the three and six months ended December 31, 2021, while the income tax from discontinued operations was a benefit of $11 and a benefit of $11,320 for the three and six months ended December 31, 2020, respectively. The benefit for income tax for the six months ended December 31, 2020 was impacted by a legal entity reorganization.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications	$(2,143)	$46,043	$(24,948)	$78,819
Amounts reclassified into income (1)	—	—	—	1,181
Deferred gains (losses) on cash flow hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives (2)	1,002	(906)	1,537	(1,789)
Amount of (loss) gain reclassified from AOCL into expense (2)	(464)	986	(964)	1,909
Deferred gains (losses) on net investment hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives (2)	1,460	(2,980)	3,370	(5,870)
Amount of gain reclassified from AOCL into income (2)	(111)	(99)	(214)	(201)
Net change in AOCL	$(256)	$43,044	$(21,219)	$74,049

(1)Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. During the six months ended December 31, 2020, the Company reclassified $1,181 of translation losses from AOCL to Other income, net on the Consolidated Statement of Operations.

(2)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three and six months ended December 31, 2021 and 2020.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has a stockholder-approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the "Stock Award Plans." In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or "LTIP") that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods. The Company's plans are described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Selling, general and administrative expense	$4,156	$3,823	$8,443	$8,190
Related income tax benefit	$434	$199	$707	$1,006

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the six months ended December 31, 2021 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2021	1,780	$16.55
Granted	774	$44.82
Vested	(1,497)	$15.10
Forfeited	(108)	$16.41
Non-vested RSAs, RSUs and PSUs outstanding at December 31, 2021	949	$41.94

The table above includes a total of 183 shares granted during the six months ended December 31, 2021 that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 200% of target. All such shares remained outstanding at December 31, 2021 and relate to the 2022-2024 LTIP as further described below. Granted shares also include 15 shares that may be earned based on certain performance-based metrics being met. Vested shares during the six months ended December 31, 2021 include a total of 1,299 shares under the 2019-2021 LTIP that vested at 100% of target based on achievement of target absolute total shareholder return ("TSR") levels, and a total of 13 shares granted in a previous period that vested based on certain performance-based metrics being met.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Six Months Ended December 31,
	2021	2020
Fair value of RSAs, RSUs and PSUs granted	$34,678	$6,101
Fair value of shares vested	$68,017	$5,150
Tax benefit recognized from restricted shares vesting	$3,532	$939

At December 31, 2021, there was $34,665 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.4 years.

2022-2024 LTIP

During the three months ended December 31, 2021, the Company granted market-based PSU awards under the LTI Program with a total target payout of 183 shares of common stock. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from November 18, 2021 through the earlier of (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “TSR Performance Period”). Vesting of 123 target shares of the PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 60 target shares of the PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$39.51	$60.99
Risk-free interest rate	0.84%	0.84%
Expected dividend yield	—	—
Expected volatility	36.90%	24.20%
Expected term	3.00 years	3.00 years

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At December 31, 2021 and June 30, 2021, the carrying value of the Company’s investment in Founders Table was $9,810 and $10,699, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited, a joint venture with Hutchison China Meditech Ltd., accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd., a joint venture with Future Consumer Ltd, accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, in which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $6,599 and $6,218 as of December 31, 2021 and June 30, 2021, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$1,324	$—	$1,324	$—
Equity investment	598	598	—	—
Total	$1,922	$598	$1,324	$—
Liabilities:
Derivative financial instruments	6,529	—	6,529	—
Total	$6,529	$—	$6,529	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$699	$—	$699	$—
Equity investment	646	646	—	—
Total	$1,345	$646	$699	$—
Liabilities:
Derivative financial instruments	11,968	—	11,968	—
Total	$11,968	$—	$11,968	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2021 or 2020.

The carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable and certain accrued expenses and other current liabilities approximate fair value due to the short-term maturities of these financial instruments. The Company’s debt approximates fair value due to the debt bearing fluctuating market interest rates (see Note 9, Debt and Borrowings).

In addition to the instruments named above, the Company makes fair value measurements in connection with its interim and annual goodwill and tradename impairment testing and accounting for acquisitions. These measurements fall into Level 3 of the fair value hierarchy (See Note 8, Goodwill and Other Intangible Assets).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of December 31, 2021 and June 30, 2021 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of December 31, 2021 and June 30, 2021. These estimates are not necessarily indicative of the amounts we could ultimately realize.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining six months of fiscal 2022, the Company estimates that an additional $35 will be reclassified as an increase to interest expense.

As of December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2022, the Company estimates that an additional $88 relating to cross-currency swaps will be reclassified as an increase to interest income.

As of December 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,775
Foreign currency forward contract	3	£2,574	€3,000

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

As of December 31, 2021, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of December 31, 2021, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$596	Accrued expenses and other current liabilities / Other noncurrent liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	728	Other noncurrent liabilities	6,452
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Other noncurrent liabilities	77
Total derivatives designated as hedging instruments		$1,324		$6,529

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

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended December 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Three Months Ended December 31,			Three Months Ended December 31,
	2021	2020		2021	2020
Interest rate swaps	$772	$62	Interest and other financing expense, net	$(105)	$(72)
Cross-currency swaps	593	(1,209)	Interest and other financing expense, net / Other expense (income), net	664	(1,176)
Foreign currency forward contracts	(98)	—	Cost of sales	26	—
Total	$1,267	$(1,147)		$585	$(1,248)

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations as of the six months ended December 31, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Six Months Ended December 31,			Six Months Ended December 31,
	2021	2020		2021	2020
Interest rate swaps	$655	$123	Interest and other financing expense, net	$(209)	$(130)
Cross-currency swaps	1,369	(2,386)	Interest and other financing expense, net / Other expense (income), net	1,402	(2,359)
Foreign currency forward contracts	(79)	(2)	Cost of sales	26	73
Total	$1,945	$(2,265)		$1,219	$(2,416)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of December 31, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(105)	$—	$—	$(72)	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$44	$620	$—	$40	$(1,216)
Foreign currency forward contracts
Amount of (loss) gain reclassified from AOCL into income	$26	$—	$—	$—	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the six months ended of December 31, 2021 and 2020:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Six Months Ended December 31, 2021			Six Months Ended December 31, 2020
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(209)	$—	$—	$(130)	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$85	$1,317	$—	$81	$(2,440)
Foreign currency forward contracts
Amount of (loss) gain reclassified from AOCL into income	$26	$—	$—	$73	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31,			Three Months Ended December 31,
	2021	2020		2021	2020
Cross-currency swaps	$1,849	$(3,772)	Interest and other financing expense, net	$140	$125

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the six months ended December 31, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Six Months Ended December 31,			Six Months Ended December 31,
	2021	2020		2021	2020
Cross-currency swaps	$4,267	$(7,430)	Interest and other financing expense, net	$270	$254

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the three months ended December 31, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,
		2021	2020
Foreign currency forward contracts	Other (income) expense, net	$—	$(523)

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the six months ended December 31, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended December 31,
		2021	2020
Foreign currency forward contracts	Other (income) expense, net	$—	$(399)

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

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of December 31, 2021:

	Balance at June 30, 2021	Charges (Reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at December 31, 2021
Termination benefits and personnel realignment	$4,448	$884	$(4,005)	$(21)	$1,306

The liability balance as of December 31, 2021 and June 30, 2021 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the "District Court") against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings.

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

On May 23, 2017, an additional stockholder filed a complaint under seal in the Eastern District of New York against the former Board of Directors and certain former officers of the Company. The complaint alleged that the Company’s former directors and certain former officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results. The complaint also alleged that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste. On August 9, 2017, the District Court granted an order to unseal this case and reveal Gary Merenstein as the plaintiff (the “Merenstein Complaint”).

On August 10, 2017, the District Court granted the parties' stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

On March 29, 2019, the District Court in the Consolidated Securities Action granted Defendants’ motion, dismissing the Amended Complaint in its entirety, without prejudice to replead. Co-Lead Plaintiffs in the Consolidated Securities Action filed the Second Amended Complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through 30 days after a decision on Defendants' motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of the stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. This deadline was extended, and Defendants moved to dismiss the Consolidated Stockholder Class and Derivative Action Complaint on June 23, 2020, with Plaintiffs’ opposition due August 7, 2020.

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The District Court has extended the temporary stay through December 30, 2022.

Baby Food Litigation

Since February 2021, a large number of consumer class actions have been brought against the Company alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently 29 active lawsuits, which generally allege that the Company violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had the Company made adequate disclosures.

These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. One of the consumer class actions (Kathryn Gavula, et al. v. Beech-Nut Nutrition Co., et al.) filed in the U.S. District Court for the District of Oregon alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by conspiring with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. These actions have been filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding, and all but one of these cases against the Company have now been transferred and consolidated in the U.S. District Court for the Eastern District of New York into a proceeding captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"). The Eastern District of New York has appointed interim class counsel for the plaintiffs in the Consolidated Proceeding, and the plaintiffs’ consolidated complaint is due in February 2022. One consumer class action is pending in New York Supreme Court, Nassau County. The Company has moved to stay or transfer this case to the Consolidated Proceeding and that motion is pending. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

18.    SEGMENT INFORMATION

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net Sales:
North America	$275,014	$282,612	$540,539	$563,280
International	201,927	245,806	391,305	463,765
	$476,941	$528,418	$931,844	$1,027,045

Operating Income (Loss):
North America	$27,162	$32,440	$44,004	$65,696
International	27,368	(2,741)	51,437	(18,630)
	54,530	29,699	95,441	47,066
Corporate and Other (a)	(22,509)	(16,742)	(37,873)	(30,829)
	$32,021	$12,957	$57,568	$16,237

(a) In addition to general Corporate and Other expenses as described above, for the three and six months ended December 31, 2021, Corporate and Other included $953 and $3,010 of Productivity and transformation costs, respectively. For the three and six months ended December 31, 2020, Corporate and Other included $2,735 and $3,538 of Productivity and transformation costs, respectively.

The Company's net sales by product category(1) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Turbocharge	$178,328	$169,816	$349,626	$351,578
Targeted Investment	163,989	176,154	326,565	334,429
Fuel	107,252	114,531	204,506	210,546
Simplify	27,372	67,917	51,147	130,492
Total	$476,941	$528,418	$931,844	$1,027,045

(1)The Turbocharge brands are made up of plant-based meat and non-dairy beverages as well as snacks. The Targeted Investment brands are made up of tea, baby, yogurt, and personal care. Fuel brands are made up of pantry brands in categories such as soup, cooking oils and nut butters. The Simplify brands include all other brands.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
United States	$243,909	$244,344	$477,396	$484,060
United Kingdom	139,352	179,475	263,100	336,644
All Other	93,680	104,599	191,348	206,341
Total	$476,941	$528,418	$931,844	$1,027,045

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets by geographic area, were as follows:

	December 31, 2021	June 30, 2021
United States	$155,960	$148,950
United Kingdom	148,926	142,973
All Other	106,900	112,864
Total	$411,786	$404,787

19.    RELATED PARTY TRANSACTIONS

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages brands, Dream® and WestSoy®, for $31,320. The purchaser in this transaction was SunOpta Inc. (“SunOpta”). The non-employee chair of the Company's Board of Directors is also the chair of the board of SunOpta.

SunOpta was historically also one of the Company’s suppliers, for which the Company incurred expenses in the ordinary course of business. The Company incurred expenses of $0 and $4,366 in the three months ended December 31, 2021 and 2020, respectively, to SunOpta and affiliated entities. For the six months ended December 31, 2021 and 2020, the Company incurred expenses of $220 and $9,156, respectively, to SunOpta and affiliated entities.

On November 9, 2021, the Company entered into a share repurchase agreement with Engaged Capital Co-Invest VI, LP, Engaged Capital Co-Invest VI-B, LP, Engaged Capital Co-Invest VI-C, LP, Engaged Capital Co-Invest VI-D, LP and Engaged Capital Co-Invest VI-E, LP (collectively, the “Selling Stockholders”), which are affiliates of Engaged Capital, LLC, pursuant to which the Company agreed to repurchase, directly from the Selling Stockholders, 1,700 shares of the Company’s common stock for $45.00 per share (the "Share Repurchase"), which equals the price at which the Underwriter (as defined below) purchased shares from the Selling Stockholders, net of underwriting commissions and discounts, in an underwritten public offering that launched on November 10, 2021, whereby the Selling Stockholders sold certain other shares of common stock (the “Offering”). In connection with the Offering, on November 10, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”), and the Selling Stockholders. The Share Repurchase and the Offering were completed on November 15, 2021. The aggregate price paid by the Company for the Share Repurchase was $76,500 (see Note 3, Earnings (Loss) per Share), which the Company funded with borrowings under its revolving credit facility. The Company did not receive any proceeds from the Offering. The Founder and Chief Investment Officer of Engaged Capital, LLC is a member of the Company's Board of Directors.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2021 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Forward looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, "better-for-you" products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 80 countries worldwide. The Company operates under two reportable segments: North America and International.

The Company manufactures, markets, distributes and sells organic and natural products under brand names providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial is a leader in many organic and natural products categories, with many recognized brands in the various market categories it serves, including Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Gale’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose's® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care products are marketed under the Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene® brands.

Our previous strategy, which we refer to as Hain 2.0, was executed under four key pillars—(1) simplify our portfolio; (2) strengthen our capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. This strategy has laid the foundation for Hain 3.0, our vision and strategy for the next several years, which is about building a global healthy food and beverage company with industry-leading top line growth. We believe Hain 3.0 positions us as an advantaged and differentiated company, as compared to others in the food industry for several reasons:

•we are singularly focused on health and wellness,
•we are a global company in high-growth categories with opportunities for expansion in existing and new channels and geographies,
•we have unique and advantaged brands with strong points of difference, and
•given our size, small wins can drive material incremental growth.

We have re-segmented the brand portfolio with a more global view to where we have the most growth potential. As a result, we have migrated from a strategy focused on rejuvenating North America behind a construct of “Get Bigger" and "Get Better” brand categories to one that focuses on growing global brands in categories where we think we have the most potential. The categories we have identified are called Turbocharge, Targeted Investment, and Fuel:

•The Turbocharge brands are leading-share brands in very high-growth categories. The Turbocharge brands are made up of plant-based meat and non-dairy beverages as well as snacks. Our meat and dairy alternatives are concentrated outside the United States, while the snacks businesses include brands both within the United States and in International.
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
•The Fuel brands are stable brands that will be leveraged to fuel investment in the Turbocharge and Targeted Investment categories. Fuel brands are made up of premium pantry brands with scale, in categories such as soup, cooking oils and nut butters.

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

COVID-19

The COVID-19 pandemic has resulted in a net increase in overall demand for our products. The impact was particularly pronounced during the early stages of the pandemic as consumers reacted to stay-at-home measures and the uncertainty of the pandemic. In particular, our net sales during the third quarter of fiscal 2020 through the second quarter of fiscal 2021 benefited from pandemic-driven demand. The pandemic-driven demand for our products has subsided as effective vaccines have become available, governments have eased safety measures and consumer purchasing behaviors have started to return to pre-pandemic norms. As a result, net sales were lower in the third and fourth quarters of fiscal 2021 compared to the third and fourth quarters of fiscal 2020, respectively. Further, net sales in the second quarter of fiscal 2022 were lower than our net sales during the second quarter of fiscal 2021 as a result of normalizing consumer demand, among other factors as described more fully herein.

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
•an uncertain future demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain during a global pandemic, driven by well-publicized industry-wide inflation, supply chain and labor challenges.

Acquisition

On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. The acquisition of these two fast-growing, better-for-you brands deepens the Company's position in the snacking category and represents a significant step in establishing the Company as a high-growth, global healthy food company. See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional details.

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

Comparison of Three Months Ended December 31, 2021 to Three Months Ended December 31, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2021 and 2020 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2021		December 31, 2020		Dollars	Percentage
Net sales	$476,941	100.0%	$528,418	100.0%	$(51,477)	(9.7)%
Cost of sales	359,646	75.4%	398,453	75.4%	(38,807)	(9.7)%
Gross profit	117,295	24.6%	129,965	24.6%	(12,670)	(9.7)%
Selling, general and administrative expenses	80,136	16.8%	84,625	16.0%	(4,489)	(5.3)%
Amortization of acquired intangible assets	2,049	0.4%	2,193	0.4%	(144)	(6.6)%
Productivity and transformation costs	2,786	0.6%	5,011	0.9%	(2,225)	(44.4)%
Long-lived asset impairment	303	0.1%	25,179	4.8%	(24,876)	(98.8)%
Operating income	32,021	6.7%	12,957	2.5%	19,064	147.1%
Interest and other financing expense, net	2,592	0.5%	2,337	0.4%	255	10.9%
Other income, net	(9,070)	(1.9)%	(1,045)	(0.2)%	(8,025)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	38,499	8.1%	11,665	2.2%	26,834	230.0%
Provision for income taxes	7,145	1.5%	8,438	1.6%	(1,293)	(15.3)%
Equity in net loss of equity-method investees	465	0.1%	1,076	0.2%	(611)	(56.8)%
Net income from continuing operations	$30,889	6.5%	$2,151	0.4%	$28,738	1,336.0%
Net loss from discontinued operations, net of tax	—	—%	(11)	—%	11	(100.0)%
Net income	$30,889	6.5%	$2,140	0.4%	$28,749	1,343.4%

Adjusted EBITDA	$59,264	12.4%	$62,191	11.8%	$(2,927)	(4.7)%
Diluted net income per common share from continuing operations	$0.33		$0.02		$0.31	1,550.0%
Diluted net income per common share from discontinued operations	—		—		—	—%
Diluted net income per common share	$0.33		$0.02		$0.31	1,550.0%
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended December 31, 2021 were $476.9 million, a decrease of $51.5 million, or 9.7%, as compared to $528.4 million in the three months ended December 31, 2020. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $10.9 million, or 2.2%, from the prior year quarter driven by the International reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended December 31, 2021 was $117.3 million, a decrease of $12.7 million, or 9.7%, as compared to the prior year quarter. Gross profit margin of 24.6% was consistent with the prior year quarter. The decrease in gross profit was driven primarily by the North America reportable segment which experienced inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year period. The International reportable segment also had a decrease in gross profit mainly due to lower net sales in the Europe operating segment, as well as higher energy and supply chain costs when compared to the prior year period, partially offset by higher net sales in the Ella's Kitchen UK operating segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80.1 million for the three months ended December 31, 2021, a decrease of $4.5 million, or 5.3%, from $84.6 million for the prior year quarter. The decrease was primarily driven by a decrease in labor-related expenses as well as efficiencies gained from the Company's productivity and transformation initiatives. Marketing costs were reduced compared to the prior year quarter to avoid driving excess demand given the industry-wide supply challenges being faced. These decreases were partially offset by higher transaction costs incurred in fiscal year 2022, including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described above.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.0 million for the three months ended December 31, 2021, a decrease of $0.1 million from $2.2 million in the prior year quarter due to prior year dispositions that occurred in the later part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $2.8 million for the three months ended December 31, 2021, a decrease of $2.2 million from $5.0 million in the prior year quarter. The decrease was primarily due to reduced spending in consulting fees related to supply chain optimization as the current transformation effort approaches expiration.

Long-lived Asset Impairment

During the three months ended December 31, 2021, the Company recognized a pre-tax impairment charge of $0.3 million related to a facility in the United Kingdom. During the three months ended December 31, 2020, the Company recognized a pre-tax impairment charge of $25.2 million primarily related to a reduction in the carrying value to the estimated fair value, less costs to sell, for the United Kingdom Fruit business (see Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q).

Operating Income

Operating income for the three months ended December 31, 2021 was $32.0 million compared to $13.0 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $2.6 million for the three months ended December 31, 2021, an increase of $0.3 million, or 10.9%, from $2.3 million in the prior year quarter. The increase resulted primarily from a higher outstanding debt balance driven primarily by share repurchase activity. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $9.1 million for the three months ended December 31, 2021, compared to $1.0 million in the prior year quarter. The increase in income was primarily attributable to the gain on sale of assets related to the sale of undeveloped land plots in Boulder, Colorado resulting in a gain of $8.7 million with no comparable gain in the prior year quarter.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income from continuing operations before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2021 was $38.5 million compared to $11.7 million in the prior year quarter. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $7.1 million for the three months ended December 31, 2021 compared to an income tax expense of $8.4 million in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 18.6% and 72.3% for the three months ended December 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations for the three months ended December 31, 2021 was impacted by deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rate from continuing operations for the three months ended December 31, 2020 was negatively impacted by various discrete items including the tax impact of the United Kingdom fruit business reserve, the legal entity reorganization and the UK rate change.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2021 was $0.5 million and $1.1 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the three months ended December 31, 2021 was $30.9 million, or $0.33 per diluted share, compared to net income of $2.2 million, or $0.02 per diluted share, for the three months ended December 31, 2020. The increase in net income was attributable to the factors noted above.

Net Income from Discontinued Operations, Net of Tax

See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income

Net income for the three months ended December 31, 2021 was $30.9 million, or $0.33 per diluted share, compared to $2.1 million, or $0.02 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $59.3 million and $62.2 million for the three months ended December 31, 2021 and 2020, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended December 31, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/21	$275,014	$201,927	$—	$476,941
Three months ended 12/31/20	282,612	245,806	—	528,418
$ change	$(7,598)	$(43,879)	n/a	$(51,477)
% change	(2.7)%	(17.9)%	n/a	(9.7)%

Operating income (loss)
Three months ended 12/31/21	$27,162	$27,368	$(22,509)	$32,021
Three months ended 12/31/20	32,440	(2,741)	(16,742)	12,957
$ change	$(5,278)	$30,109	$(5,767)	$19,064
% change	(16.3)%	*	34.4%	147.1%

Operating income (loss) margin
Three months ended 12/31/21	9.9%	13.6%	n/a	6.7%
Three months ended 12/31/20	11.5%	(1.1)%	n/a	2.5%
* Percentage is not meaningful due to one or more numbers being negative.

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2021 were $275.0 million, a decrease of $7.6 million, or 2.7%, from net sales of $282.6 million in the prior year quarter. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales increased by 0.5%. In the United States operating segment, adjusted sales were higher compared to the prior year quarter mainly due to stronger sales in snacks, partially offset by lower sales in personal care, tea and other product categories. In the Canada operating segment, adjusted sales decreased compared to the prior year quarter primarily due to lower sales in meat-free and personal care product categories. Operating income in North America for the three months ended December 31, 2021 was $27.2 million, a decrease of $5.3 million from $32.4 million in the prior year quarter. The decrease was mainly driven by inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year quarter, partially offset by lower selling, general and administrative expenses (mainly driven by lower labor-related costs and marketing expenses).

International

Our net sales in the International reportable segment for the three months ended December 31, 2021 were $201.9 million, a decrease of $43.9 million, or 17.9%, from net sales of $245.8 million in the prior year quarter. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased 5.8% from the prior year quarter primarily due to a decline in sales in the Europe operating segments, partially offset by an increase in sales in the Ella's Kitchen UK operating segment. Operating income in our International reportable segment for the three months ended December 31, 2021 was $27.4 million, an increase of $30.1 million from operating loss of $2.7 million for the three months ended December 31, 2020. The increase mainly reflected non-recurring impairment charges associated with the fruit business impairment that was recognized in the prior year quarter with no such charge in the current quarter. In addition, operating income was higher in current quarter compared to prior year quarter due to lower selling, general and administrative expenses (mainly driven by lower labor-related costs and marketing expenses) partially offset by lower gross profit due to a decline in sales, as well as higher energy and supply chain costs, when compared to the prior year quarter.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended December 31, 2021 was $22.5 million, an increase of $5.8 million, from operating loss of $16.7 million for the three months ended December 31, 2020. This change was primarily related to higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described above, partially offset by lower labor-related expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2021 to Six Months Ended December 31, 2020

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2021 and 2020 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2021		December 31, 2020		Dollars	Percentage
Net sales	$931,844	100.0%	$1,027,045	100.0%	$(95,201)	(9.3)%
Cost of sales	709,131	76.1%	777,916	75.7%	(68,785)	(8.8)%
Gross profit	222,713	23.9%	249,129	24.3%	(26,416)	(10.6)%
Selling, general and administrative expenses	154,125	16.5%	164,146	16.0%	(10,021)	(6.1)%
Amortization of acquired intangible assets	4,144	0.4%	4,626	0.5%	(482)	(10.4)%
Productivity and transformation costs	6,769	0.7%	6,444	0.6%	325	5.0%
Proceeds from insurance claim	(196)	—%	—	—%	(196)	*
Long-lived asset impairment	303	—%	57,676	5.6%	(57,373)	(99.5)%
Operating income	57,568	6.2%	16,237	1.6%	41,331	254.5%
Interest and other financing expense, net	4,448	0.5%	4,790	0.5%	(342)	(7.1)%
Other income, net	(9,858)	(1.1)%	(2,418)	(0.2)%	(7,440)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	62,978	6.8%	13,865	1.3%	49,113	354.2%
Provision for income taxes	11,687	1.3%	21,400	2.1%	(9,713)	(45.4)%
Equity in net loss of equity-method investees	991	0.1%	1,095	0.1%	(104)	(9.5)%
Net income (loss) from continuing operations	$50,300	5.4%	$(8,630)	(0.8)%	$58,930	*
Net income from discontinued operations, net of tax	—	—%	11,255	1.1%	(11,255)	(100.0)%
Net income	$50,300	5.4%	$2,625	0.3%	$47,675	1,816.2%

Adjusted EBITDA	106,580	11.4%	117,086	11.4%	$(10,506)	(9.0)%
Diluted net income (loss) per common share from continuing operations	$0.52		$(0.09)		$0.61	*
Diluted net income per common share from discontinued operations	$—		0.11		(0.11)	(100.0)%
Diluted net income per common share	$0.52		$0.02		$0.50	2,500.0%
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the six months ended December 31, 2021 were $931.8 million, a decrease of $95.2 million, or 9.3%, as compared to $1,027.0 million in the six months ended December 31, 2020. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $11.6 million, or 1.2%, from the prior comparable period driven by both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the six months ended December 31, 2021 was $222.7 million, a decrease of $26.4 million, or 10.6%, as compared to the prior year comparable period. Gross profit margin was 23.9% of net sales, compared to 24.3% in the prior year comparable period. The decrease in gross profit was driven primarily by the North America reportable segment as a result of lower net sales in both the United States and Canada operating segments when compared with the prior year period as well as higher costs associated with inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues. The decrease in the North America reportable segment gross profit was offset in part by an increase in the International reportable segment. The International reportable segment increase was primarily due to the Ella's Kitchen UK operating segment having higher net sales than the prior year period due to a slow-down in consumer demand for baby food in the prior year period as a result of COVID stay-at-home requirements which negatively impacted prior year net sales. Despite a net sales decrease, the Hain United Kingdom operating segment also showed gross profit growth versus the prior year comparable period driven by an improvement in gross margin as the divested low-margin fruit business no longer impacted profitability in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $154.1 million for the six months ended December 31, 2021, a decrease of $10.0 million, or 6.1%, from $164.1 million for the prior year comparable period. The decrease was driven by decreases in the North America and International reportable segments, partially offset by an increase in Corporate and Other as a result of higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described above. The decrease in the North America and International reportable segments was primarily a result of 1) lower labor-related expenses, 2) decreased marketing costs in the United States and Canada operating segments and 3) lower broker commissions in the Europe operating segment.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $4.1 million for the six months ended December 31, 2021, a decrease of $0.5 million from $4.6 million in the prior year comparable period due to prior year dispositions that occurred in the later part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $6.8 million for the six months ended December 31, 2021, an increase of $0.3 million from $6.4 million in the prior year comparable period. The increase was primarily due to higher consulting fees related to supply chain optimization and other productivity and transformation initiatives.

Long-lived Asset Impairment

During the six months ended December 31, 2021, the Company recognized a pre-tax impairment charge of $0.3 million related to a facility in the United Kingdom. During the six months ended December 31, 2020, the Company recognized a pre-tax impairment charge of $57.7 million primarily related to a reduction in the carrying value to the estimated fair value, less costs to sell, for the United Kingdom fruit business (see Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q).

Operating Income

Operating income for the six months ended December 31, 2021 was $57.6 million compared to $16.2 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $4.4 million for the six months ended December 31, 2021, a decrease of $0.3 million, or 7.1%, from $4.8 million in the prior year comparable period. The decrease resulted primarily from lower variable interest rates applied to borrowings outstanding under the Company's revolving credit facility, partially offset by increases as a result of a higher outstanding debt balances driven primarily by share repurchase activity. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $9.9 million for the six months ended December 31, 2021, compared to $2.4 million in the prior year comparable period. The increase in income was primarily attributable to the gain on sale of assets related to the sale of undeveloped land plots in Boulder, Colorado resulting in a gain of $8.7 million with no comparable gain in the prior year period.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income from continuing operations before income taxes and equity in net loss of our equity-method investees for the six months ended December 31, 2021 was income of $63.0 million compared to $13.9 million in the prior year comparable period. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $11.7 million for the six months ended December 31, 2021 compared to $21.4 million in the prior year comparable period.

The effective income tax rate from continuing operations was an expense of 18.6% and 154.3% for the six months ended December 31, 2021 and 2020, respectively. The effective income tax rate from continuing operations for the six months ended December 31, 2021 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock based compensation, non-deductible transaction costs related to acquisition of THWR and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rate from continuing operations for the six months ended December 31, 2020 was negatively impacted by various discrete items including the tax impact of the United Kingdom fruit business reserve, the legal entity reorganization and the UK rate change.

Our effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2021 was $1.0 million compared to $1.1 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income (Loss) from Continuing Operations

Net income from continuing operations for the six months ended December 31, 2021 was $50.3 million, or $0.52 per diluted share, compared to net loss of $8.6 million, or $0.09 per diluted share, for the six months ended December 31, 2020. The change to income from loss was attributable to the factors noted above.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, for the six months ended December 31, 2020 was $11.3 million, or $0.11 per diluted share. During the six months ended December 31, 2020, the Company recognized an $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit.

See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion

Net Income

Net income for the six months ended December 31, 2021 was $50.3 million, or $0.52 per diluted share, compared to $2.6 million, or $0.02 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $106.6 million and $117.1 million for the six months ended December 31, 2021 and 2020, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2021 and 2020:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/21	$540,539	$391,305	$—	$931,844
Six months ended 12/31/20	563,280	463,765	—	1,027,045
$ change	$(22,741)	$(72,460)	n/a	$(95,201)
% change	(4.0)%	(15.6)%	n/a	(9.3)%

Operating income (loss)
Six months ended 12/31/21	$44,004	$51,437	$(37,873)	$57,568
Six months ended 12/31/20	65,696	(18,630)	(30,829)	16,237
$ change	$(21,692)	$70,067	$(7,044)	$41,331
% change	(33.0)%	*	22.8%	254.5%

Operating income (loss) margin
Six months ended 12/31/21	8.1%	13.1%	n/a	6.2%
Six months ended 12/31/20	11.7%	(4.0)%	n/a	1.6%
* Percentage is not meaningful due to one or more numbers being negative.

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2021 were $540.5 million, a decrease of $22.7 million, or 4.0%, from net sales of $563.3 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased by 0.4% due to decreased sales in the Canada operating segment, partially offset by increased sales in the United States operating segment due to stronger sales in certain snack products, tea and baby food in the current year period. Operating income in North America for the six months ended December 31, 2021 was $44.0 million, a decrease of $21.7 million from $65.7 million in the prior year comparable period. The decrease was mainly driven by 1) higher cost of goods sold in the United States operating segment largely because of inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues; and 2) lower sales in Canada operating segment, partially offset by lower selling, general and administrative expenses in both the United States and Canada operating segments. Lower selling, general and administrative expenses were mainly due to lower labor-related costs and marketing expenses.

International

Our net sales in the International reportable segment for the six months ended December 31, 2021 were $391.3 million, a decrease of $72.5 million, or 15.6%, from net sales of $463.8 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased 2.4% from the prior year comparable period mainly due to lower sales in the Europe operating segment, partially offset by higher sales in the Ella's Kitchen UK and Hain United Kingdom operating segments. Operating income in our International reportable segment for the six months ended December 31, 2021 was $51.4 million, an increase of $70.1 million from operating loss of $18.6 million for the six months ended December 31, 2020. The increase mainly reflects non-recurring charges associated with the fruit business impairment that was recognized in the prior year period. In addition, the International reportable segment incurred lower selling, general and administrative expenses mainly driven by lower labor-related costs when compared to the prior year period.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating expenses in Corporate and Other for the six months ended December 31, 2021 were $37.9 million, an increase of $7.0 million, from $30.8 million in the prior year period. This change was primarily related to higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described above, partially offset by lower labor-related expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our amended Credit Agreement. We believe that our cash flows from operations and borrowing capacity under our amended Credit Agreement (as defined below) will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the "Term Loans") and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026.

Our cash and cash equivalents balance increased $1.3 million at December 31, 2021 to $77.2 million as compared to $75.9 million at June 30, 2021. Our working capital from continuing operations was $277.9 million at December 31, 2021, a decrease of $6.8 million from $284.7 million at the end of fiscal 2021. Additionally, our total debt increased by $508.4 million at December 31, 2021 to $739.4 million as compared to $231.0 million at June 30, 2021 as a result of $510.0 million of net additional borrowings to support the THWR acquisition and the share repurchases carried out during the period. As of December 31, 2021, $353.2 million was available under the amended Credit Agreement as compared to $763.6 million as of June 30, 2021. The Company was in compliance with all covenants at December 31, 2021.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe, Middle East and India. As of December 31, 2021, substantially all of the total cash balance from continuing operations was held outside of the United States. It is our current intent to indefinitely reinvest our remaining foreign earnings outside the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2021, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2021	2020	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$68,031	$104,530	$(36,499)
Investing activities from continuing operations	(272,345)	(25,244)	(247,101)
Financing activities from continuing operations	208,849	(62,170)	271,019
Effect of exchange rate changes on cash from continuing operations	(3,204)	5,734	(8,938)
Net increase in cash and cash equivalents	$1,331	$22,850	$(21,519)

Cash provided by operating activities from continuing operations was $68.0 million for the six months ended December 31, 2021, a decrease of $36.5 million from cash provided by operating activities from continuing operations of $104.5 million in the prior year period. This decrease versus the prior period resulted primarily from a reduction of $13.5 million in lower net income adjusted for non-cash charges in the current period and lower cash generation of $23.0 million from our working capital accounts which was mainly due to a refund of $53.8 million received by the Company in the prior year from Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Cash used in investing activities from continuing operations was $272.3 million for the six months ended December 31, 2021, an increase of $247.1 million from $25.2 million in the prior year period primarily due to the acquisition of THWR in the current year, partially offset by $10.7 million in proceeds from the sale of assets.

Cash provided by financing activities from continuing operations was $208.8 million for the six months ended December 31, 2021, an increase in cash provided of $271.0 million compared to $62.2 million of cash used in the prior year period. The increase in cash provided by financing activities is primarily due to higher borrowings under the Credit Agreement to finance the THWR acquisition, higher share repurchases and payment of shares withheld for employee payroll taxes during the six months ended December 31, 2021.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $40.0 million for the six months ended December 31, 2021, a decrease of $34.8 million from $74.9 million in the six months ended December 31, 2020. This decrease versus prior year resulted primarily from a decrease in cash flow from operations of $36.5 million driven by the reasons explained above. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

In June 2017 and August 2021, the Company’s Board of Directors authorized the repurchase of up to $250.0 million and $300.0 million of the Company’s issued and outstanding common stock, respectively. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1.7 million shares directly from the Selling Stockholders at a price of $45.00 per share. During the six months ended December 31, 2021, the Company repurchased 6,552 shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $265.4 million, excluding commissions, at an average price of $40.50 per share. As of December 31, 2021, the Company had $117.0 million of remaining authorization under the share repurchase program. During the six months ended December 31, 2020, the Company repurchased 2,204 shares under the repurchase program for a total of $71.7 million, excluding commissions, at an average price of $32.53 per share. In January 2022, the

Company's Board of Directors authorized the repurchase of up to an additional $200 million of shares, which will commence after the 2021 authorization is fully utilized.

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

Acquisitions, Divestitures and Discontinued Brands

We also exclude the impact of acquisitions, divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company's management believes that excluding the impact of acquisitions, divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended December 31, 2021	$275,014	$201,927	$476,941
Acquisitions, divestitures and discontinued brands	(349)	—	(349)
Impact of foreign currency exchange	(1,008)	(99)	(1,107)
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Three months ended December 31, 2021	$273,657	$201,828	$475,485

Net sales - Three months ended December 31, 2020	$282,612	$245,806	$528,418
Divestitures and discontinued brands	(10,353)	(31,657)	(42,010)
Net sales adjusted for divestitures and discontinued brands - Three months ended December 31, 2020	$272,259	$214,149	$486,408

Net sales decline	(2.7)%	(17.9)%	(9.7)%
Impact of acquisitions, divestitures and discontinued brands	3.6%	12.1%	7.7%
Impact of foreign currency exchange	(0.4)%	—	(0.2)%
Net sales growth (decline) on a constant currency basis adjusted for divestitures and discontinued brands	0.5%	(5.8)%	(2.2)%

Net sales - Six months ended December 31, 2021	$540,539	$391,305	$931,844
Acquisitions, divestitures and discontinued brands	(527)	—	(527)
Impact of foreign currency exchange	(2,727)	(8,368)	(11,095)
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Six months ended December 31, 2021	$537,285	$382,937	$920,222

Net sales - Six months ended December 31, 2020	$563,280	$463,765	$1,027,045
Divestitures and discontinued brands	(23,974)	(71,287)	(95,261)
Net sales adjusted for divestitures and discontinued brands - Six months ended December 31, 2020	$539,306	$392,478	$931,784

Net sales decline	(4.0)%	(15.6)%	(9.3)%
Impact of acquisitions, divestitures and discontinued brands	4.1%	15.0%	9.1%
Impact of foreign currency exchange	(0.5)%	(1.8)%	(1.1)%
Net sales decline on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	(0.4)%	(2.4)%	(1.2)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before net interest expense, income taxes, depreciation and amortization, impairment charges, equity in net loss of equity-method investees, stock-based compensation, unrealized currency gains and losses, litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains or losses on sales of assets and businesses, inventory write-downs, impairment of long-lived asset and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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
A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2021	2020	2021	2020
Net income	$30,889	$2,140	$50,300	$2,625
Net (loss) income from discontinued operations, net of tax	—	(11)	—	11,255
Net income (loss) from continuing operations	$30,889	$2,151	$50,300	$(8,630)

Depreciation and amortization	10,903	11,193	21,758	24,954
Equity in net loss of equity-method investees	465	1,076	991	1,095
Interest expense, net	1,685	1,300	2,831	3,454
Provision for income taxes	7,145	8,438	11,687	21,400
Stock-based compensation	4,156	3,823	8,443	8,190
Unrealized currency (gains) losses	(480)	225	(1,503)	(977)
Litigation and related costs
Litigation expenses	1,624	—	3,580	—
Proceeds from insurance claim	—	—	(196)	—
Restructuring activities
Plant closure related costs, net	(183)	2	813	(4)
Productivity and transformation costs	2,247	4,358	5,451	5,139
Warehouse/manufacturing consolidation and other costs	249	3,325	2,538	3,715
Acquisitions and divestitures
Transaction costs, net	8,963	1,005	8,732	1,374
Gain on sale of assets	(8,656)	—	(9,102)	—
Loss (gain) on sale of businesses	—	9	—	(611)
Impairment charges
Inventory write-down	(46)	107	(46)	311
Long-lived asset impairment	303	25,179	303	57,676
Adjusted EBITDA	$59,264	$62,191	$106,580	$117,086

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

A reconciliation from cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2021	2020
Cash flow provided by operating activities from continuing operations	$68,031	$104,530
Purchases of property, plant and equipment	(27,996)	(29,671)
Operating free cash flow from continuing operations	$40,035	$74,859

Off-Balance Sheet Arrangements

At December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 during the six months ended December 31, 2021. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc. (collectively doing business as "That's How We Roll" ("THWR")) from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of THWR on December 28, 2021. THWR represented approximately 10% of the Company's consolidated total assets at December 31, 2021. THWR's net sales included in our consolidated results for the quarter ended December 31, 2021 were not material. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, as reported above, on December 28, 2021, the Company acquired all outstanding stock of THWR. As a result, the Company is currently integrating THWR’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates THWR into the Company's overall internal control over financial reporting process.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2021 - October 31, 2021	—	$—	—	$206.8
November 1, 2021 - November 30, 2021	2,341,207	45.22	1,700,000	$130.3
December 1, 2021 - December 31, 2021	340,103	40.64	327,365	$117.0
Total	2,681,310	$44.64	2,027,365

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) In June 2017 and August 2021, the Company’s Board of Directors authorized the repurchase of up to $250 million and $300 million, respectively, of the Company’s issued and outstanding common stock. Share repurchases under the 2021 authorization commenced in August 2021, after the 2017 authorization was fully utilized. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1.7 million shares directly from the Selling Stockholders at a price of $45.00 per share. During the three months ended December 31, 2021, the Company repurchased 2.0 million shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $89.8 million, excluding commissions, at an average price of $44.31 per share. As of December 31, 2021, the Company had $117.0 million of remaining authorization under the share repurchase program. In January 2022, the Company's Board of Directors authorized the repurchase of up to an additional $200 million of shares, which will commence after the 2021 authorization is fully utilized.

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

10.1
Share Repurchase Agreement, dated November 9, 2021, by and among the Company, Engaged Capital Co-Invest VI, LP, Engaged Capital Co-Invest VI-B, LP, Engaged Capital Co-Invest VI-C, LP, Engaged Capital Co-Invest VI-D, LP and Engaged Capital Co-Invest VI-E, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021).

10.2
Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2021).

10.3
Amended and Restated Security and Pledge Agreement, dated December 22, 2021, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2021).

10.4	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards.

10.5	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP.

10.6	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP (Absolute Total Shareholder Return).

10.7	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP (Relative Total Shareholder Return).

10.8	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Special Recognition Awards.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 3, 2022	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	February 3, 2022	/s/ Javier H. Idrovo
Javier H. Idrovo, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)