Form 10-Q
period 2022-03-31
HAIN CELESTIAL GROUP INC
filed 2022-05-05
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐    No  ☒

As of April 29, 2022, there were 89,797,463 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, business strategy, supply chain, brand portfolio and product performance; the COVID-19 pandemic; the success of our pricing negotiations; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; challenges and uncertainty resulting from the COVID-19 pandemic; our ability to manage our supply chain effectively; supply chain disruptions, cybersecurity risks and other risks arising from the war in Ukraine; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of organic ingredients; risks associated with our international sales and operations; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; input cost inflation; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and our other filings from time to time with the U.S. Securities and Exchange Commission.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2022 AND JUNE 30, 2021
(In thousands, except par values)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$57,808	$75,871
Accounts receivable, less allowance for doubtful accounts of $1,137 and $1,314, respectively	158,734	174,066
Inventories	294,428	285,410
Prepaid expenses and other current assets	45,308	39,834
Assets held for sale	3,313	1,874
Total current assets	559,591	577,055
Property, plant and equipment, net	312,819	312,777
Goodwill	950,820	871,067
Trademarks and other intangible assets, net	492,939	314,895
Investments and joint ventures	16,056	16,917
Operating lease right-of-use assets, net	88,636	92,010
Other assets	20,619	21,187
Total assets	$2,441,480	$2,205,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,699	$171,947
Accrued expenses and other current liabilities	98,181	117,957
Current portion of long-term debt	7,774	530
Total current liabilities	282,654	290,434
Long-term debt, less current portion	827,771	230,492
Deferred income taxes	86,120	42,639
Operating lease liabilities, noncurrent portion	81,379	85,929
Other noncurrent liabilities	19,512	33,531
Total liabilities	1,297,436	683,025
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,087 and 109,507 shares, respectively; outstanding: 89,800 and 99,069 shares, respectively	1,111	1,096
Additional paid-in capital	1,199,804	1,187,530
Retained earnings	766,056	691,225
Accumulated other comprehensive loss	(110,350)	(73,011)
	1,856,621	1,806,840
Less: Treasury stock, at cost, 21,287 and 10,438 shares, respectively	(712,577)	(283,957)
Total stockholders’ equity	1,144,044	1,522,883
Total liabilities and stockholders’ equity	$2,441,480	$2,205,908
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$502,939	$492,604	$1,434,783	$1,519,649
Cost of sales	387,236	362,698	1,096,367	1,140,614
Gross profit	115,703	129,906	338,416	379,035
Selling, general and administrative expenses	75,750	74,325	229,875	238,471
Amortization of acquired intangible assets	3,110	2,145	7,254	6,771
Productivity and transformation costs	1,679	4,451	8,448	10,895
Proceeds from insurance claim	—	(592)	(196)	(592)
Long-lived asset and intangibles impairment	—	—	303	57,676
Operating income	35,164	49,577	92,732	65,814
Interest and other financing expense, net	3,224	2,030	7,672	6,820
Other (income) expense, net	(712)	1,566	(10,570)	(852)
Income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	32,652	45,981	95,630	59,846
Provision for income taxes	7,738	11,797	19,425	33,197
Equity in net loss (income) of equity-method investees	383	(70)	1,374	1,025
Net income from continuing operations	$24,531	$34,254	$74,831	$25,624
Net income from discontinued operations, net of tax	—	—	—	11,255
Net income	$24,531	$34,254	$74,831	$36,879

Net income per common share:
Basic net income per common share from continuing operations	$0.27	$0.34	$0.80	$0.25
Basic net income per common share from discontinued operations	—	—	—	0.11
Basic net income per common share	$0.27	$0.34	$0.80	$0.36

Diluted net income per common share from continuing operations	$0.27	$0.34	$0.79	$0.25
Diluted net income per common share from discontinued operations	—	—	—	0.11
Diluted net income per common share	$0.27	$0.34	$0.79	$0.36

Shares used in the calculation of net income per common share:
Basic	91,139	99,831	94,099	100,502
Diluted	91,310	101,596	94,519	101,385

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(In thousands)

	Three Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$24,531			$34,254
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(18,701)	$—	(18,701)	$1,672	$—	1,672
Reclassification of currency translation adjustment included in net loss from discontinued operations, net of tax	—	—	—	14,725	—	14,725
Change in deferred gains (losses) on cash flow hedging instruments	1,841	(387)	1,454	322	(68)	254
Change in deferred gains (losses) on net investment hedging instruments	1,426	(299)	1,127	3,810	(800)	3,010
Total other comprehensive (loss) income	$(15,434)	$(686)	$(16,120)	$20,529	$(868)	$19,661

Total comprehensive income			$8,411			$53,915

	Nine Months Ended
	March 31, 2022			March 31, 2021
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$74,831			$36,879

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$(43,649)	$—	(43,649)	$80,491	$—	80,491
Reclassification of currency translation adjustment included in net income	—	—	—	15,906	—	15,906
Change in deferred gains (losses) on cash flow hedging instruments	2,567	(540)	2,027	474	(100)	374
Change in deferred gains (losses) on net investment hedging instruments	5,423	(1,140)	4,283	(3,875)	814	(3,061)
Total other comprehensive (loss) income	$(35,659)	$(1,680)	$(37,339)	$92,996	$714	$93,710

Total comprehensive income			$37,492			$130,589

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Employee shares withheld for taxes					29	(1,175)		(1,175)
Repurchases of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	$1,096	$1,191,817	$710,636	14,992	$(460,819)	$(93,974)	$1,348,756
Net income				30,889				30,889
Other comprehensive loss							(256)	(256)
Issuance of common stock pursuant to stock-based compensation plans	1,436	14	(14)					—
Employee shares withheld for taxes					654	(29,858)		(29,858)
Repurchases of common stock					2,027	(89,831)		(89,831)
Stock-based compensation expense			4,156					4,156
Balance at December 31, 2021	111,004	$1,110	$1,195,959	$741,525	17,673	$(580,508)	$(94,230)	$1,263,856
Net income				24,531				24,531
Other comprehensive loss							$(16,120)	(16,120)
Issuance of common stock pursuant to stock-based compensation plans	83	1	(1)					—
Employee shares withheld for taxes					40	(1,597)		(1,597)
Repurchases of common stock					3,574	(130,472)		(130,472)
Stock-based compensation expense			3,846					3,846
Balance at March 31, 2022	111,087	$1,111	$1,199,804	$766,056	21,287	$(712,577)	$(110,350)	$1,144,044

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2021
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				485				485
Cumulative effect of adoption of ASU 2016-02				(310)				(310)
Other comprehensive income							31,005	31,005
Issuance of common stock pursuant to stock-based compensation plans	54	1	(1)					—
Employee shares withheld for taxes					20	(468)		(468)
Repurchase of common stock					1,281	(42,052)		(42,052)
Stock-based compensation expense			4,367					4,367
Balance at September 30, 2020	109,177	$1,093	$1,176,241	$614,346	8,539	$(214,712)	$(140,387)	$1,436,581
Net income				2,140				2,140
Other comprehensive income							43,044	43,044
Issuance of common stock pursuant to stock-based compensation plans	162	2	(2)					—
Employee shares withheld for taxes					38	(1,255)		(1,255)
Repurchase of common stock					923	(29,684)		(29,684)
Stock-based compensation expense			3,823					3,823
Balance at December 31, 2020	109,339	$1,095	$1,180,062	$616,486	9,500	$(245,651)	$(97,343)	$1,454,649
Net income				34,254				34,254
Other comprehensive income							19,661	19,661
Issuance of common stock pursuant to stock-based compensation plans	127	1	(1)					—
Employee shares withheld for taxes					49	(2,018)		(2,018)
Repurchase of common stock					204	(8,562)		(8,562)
Stock-based compensation expense			3,698					3,698
Balance at March 31, 2021	109,466	$1,096	$1,183,759	$650,740	9,753	$(256,231)	$(77,682)	$1,501,682

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2022 AND 2021
(In thousands)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,831	$36,879
Net income from discontinued operations	—	11,255
Net income from continuing operations	74,831	25,624
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	34,396	37,768
Deferred income taxes	7,374	3,216
Equity in net loss of equity-method investees	1,374	1,025
Stock-based compensation, net	12,289	11,888
Long-lived asset and intangibles impairment	303	57,676
Gain on sale of assets	(8,869)	—
Loss on sale of businesses	—	1,217
Other non-cash items, net	(2,155)	(723)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	14,150	(20,721)
Inventories	(4,371)	(60,304)
Other current assets	(10,996)	56,487
Other assets and liabilities	(2,705)	(952)
Accounts payable and accrued expenses	(16,435)	34,316
Net cash provided by operating activities from continuing operations	99,186	146,517
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,939)	(53,062)
Acquisitions of businesses, net of cash acquired	(260,474)	—
Investment in joint venture	(614)	(694)
Proceeds from sale of assets	10,756	—
Proceeds from sale of businesses, net and other	—	27,788
Net cash used in investing activities from continuing operations	(284,271)	(25,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	678,000	206,000
Repayments under bank revolving credit facility	(370,000)	(231,000)
Borrowings under term loan	300,000	—
Repayments under term loan	(1,875)	—
Payments of other debt, net	(3,232)	(1,917)
Share repurchases	(397,405)	(80,298)
Employee shares withheld for taxes	(32,630)	(3,741)
Net cash provided by (used in) financing activities from continuing operations	172,858	(110,956)
Effect of exchange rate changes on cash from continuing operations	(5,836)	5,650
Net (decrease) increase in cash and cash equivalents	(18,063)	15,243
Cash and cash equivalents at beginning of period	75,871	37,771
Cash and cash equivalents at end of period	$57,808	$53,014

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
Discontinued Operations
The financial statements separately report discontinued operations and the results of continuing operations (see Note 4, Acquisitions and Dispositions). All footnotes exclude discontinued operations unless otherwise noted.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2021 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2021 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company has non-recourse accounts receivable financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $112,607 and $59,871 during the nine months ended March 31, 2022 and 2021, respectively. The incremental cost of accounts receivable financing arrangements is included in Other (income) expense, net in the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. During the first quarter of fiscal year 2022, the Company adopted the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income from continuing operations	$24,531	$34,254	$74,831	$25,624
Net income from discontinued operations	—	—	—	11,255
Net income	$24,531	$34,254	$74,831	$36,879

Denominator:
Basic weighted average shares outstanding	91,139	99,831	94,099	100,502
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	171	1,765	420	883
Diluted weighted average shares outstanding	91,310	101,596	94,519	101,385
Basic net income per common share:
Continuing operations	$0.27	$0.34	$0.80	$0.25
Discontinued operations	—	—	—	0.11
Basic net income per common share	$0.27	$0.34	$0.80	$0.36
Diluted net income per common share:
Continuing operations	$0.27	$0.34	$0.79	$0.25
Discontinued operations	—	—	—	0.11
Diluted net income per common share	$0.27	$0.34	$0.79	$0.36

There were 508 and 4 restricted stock awards excluded from our calculation of diluted net income per share for the three months ended March 31, 2022 and 2021, respectively, as such awards were anti-dilutive. There were 275 and 182 restricted stock awards excluded from the calculation of diluted net income per share for the nine months ended March 31, 2022 and 2021, respectively, as such awards were anti-dilutive.

Additionally, 231 and 23 stock-based awards outstanding at March 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share for the three months ended March 31, 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. There were 541 and 957 stock-based awards outstanding at March 31, 2022 and 2021, respectively, that were excluded from the calculation of diluted net income per share for the nine months ended March 31, 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions.

Share Repurchase Program

In June 2017, August 2021 and January 2022, the Company's Board of Directors authorized the repurchase of up to $250,000, $300,000 and $200,000 of the Company’s issued and outstanding common stock, respectively. Share repurchases under the 2021 and 2022 authorizations commenced after the previous authorizations were fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1,700 shares directly from the Selling Stockholders at a price of $45.00 per share (see Note 19, Related Party Transactions). During the nine months ended March 31, 2022, the Company repurchased 10,126 shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $395,821, excluding commissions, at an average price of $39.09 per share. As of March 31, 2022, the Company had $186,579 of remaining authorization under the share repurchase program. During the nine months ended March 31, 2021, the Company repurchased 2,408 shares under the repurchase program for a total of $80,255, excluding commissions, at an average price of $33.33 per share.

4.     ACQUISITIONS AND DISPOSITIONS

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction consisted of cash, net of cash acquired, totaling $260,871, subject to an adjustment for working capital. Of the total consideration, $260,474 was paid with the remaining $397 payable as of March 31, 2022. The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings). The Company incurred $5,103 of transaction costs in connection with the acquisition which were expensed as incurred, and are included as a component of Selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the nine months ended March 31, 2022.

The following table summarizes the Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The Company expects to finalize the allocation during fiscal 2022.

March 31, 2022
Accounts receivable, net	$5,107
Inventory	9,871
Prepaid expenses and other current assets	542
Property, plant & equipment	9,198
Identifiable intangible assets	193,800
Operating lease right-of-use assets	3,676
Other assets	164
Deferred income taxes	(42,252)
Goodwill	94,071
Accounts payable & accrued expenses	(9,082)
Operating lease liabilities	(4,225)
$260,870

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

Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales included in our consolidated results were 5.0% and 1.8% of consolidated net sales for the three and nine months ended March 31, 2022.

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

	Unaudited supplemental pro forma information
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net sales	$502,939	$514,867	$1,488,483	$1,584,194
Net income from continuing operations(1)	$26,970	$30,927	$81,415	$26,929
Diluted net income per common share from continuing operations	$0.30	$0.30	$0.86	$0.27

(1)The pro forma adjustments include the elimination of transaction costs totaling $5,103 from the nine months ended March 31, 2022 and recognition of those costs in the nine months ended March 31, 2021. Additionally, the pro forma adjustments include the elimination of integration costs and a fair value inventory adjustment totaling $1,500 and $1,800, respectively, for the three and nine months ended March 31, 2022 and recognition of those costs in the three and nine months ended March 31, 2021.

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

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies, with the rest of the Company's businesses. The Fruit business operated in the U.K. and was part of the Company’s International reportable segment. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30, 2020 and December 31, 2020, recognizing a pre-tax non-cash loss to reduce the carrying value to its estimated fair value less costs to sell of $56,093 during the nine months ended March 31, 2021. The sale was completed on January 13, 2021 for a total cash consideration of $38,547, recognizing a pre-tax loss on sale of $1,904 during the third quarter of fiscal 2021.

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

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising the Tilda Group Entities and certain other assets of the Tilda business for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations. Net income from discontinued operations, net of tax in our Consolidated Statements of Operations was nil for the three months ended March 31, 2022 and 2021 as well as for the nine months ended March 31, 2022. The following table presents the major classes of Tilda’s results within Net income from discontinued operations, net of tax in our Consolidated Statements of Operations for the nine months ended March 31, 2021:

Nine Months Ended March 31,
2021
Net sales	$—
Cost of sales	—
Gross profit	—
Other expense	75
Net loss from discontinued operations before income taxes	(75)
Benefit for income taxes(1)	(11,320)
Net income from discontinued operations, net of tax	$11,245

(1) Includes $11,320 of tax benefit related to the legal entity reorganization for the nine months ended March 31, 2021.

There were no assets or liabilities from discontinued operations associated with Tilda as of March 31, 2022 or June 30, 2021.

The Company's dispositions are described in more detail in Note 5, Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

5.    INVENTORIES

Inventories consisted of the following:

	March 31, 2022	June 30, 2021
Finished goods	$189,288	$187,884
Raw materials, work-in-progress and packaging	105,140	97,526
	$294,428	$285,410

At each period end, inventory is reviewed to ensure that it is recorded at the lower of cost or net realizable value.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2022	June 30, 2021
Land	$11,675	$13,666
Buildings and improvements	54,317	58,143
Machinery and equipment	313,795	306,811
Computer hardware and software	66,279	65,132
Furniture and fixtures	24,597	23,546
Leasehold improvements	58,929	54,360
Construction in progress	26,745	21,633
	556,337	543,291
Less: Accumulated depreciation and amortization	243,518	230,514
	$312,819	$312,777

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $8,292 and $9,118, respectively. Depreciation and amortization expense for the nine months ended March 31, 2022 and 2021 was $22,944 and $26,302, respectively.

During the nine months ended March 31, 2022, the Company completed the sale of undeveloped land plots in Boulder, Colorado in the United States for total cash proceeds of $10,005, net of brokerage and other fees, resulting in a gain in the amount of $8,656, which is included as a component of Other (income) expense, net in our Consolidated Statement of Operations.

The Company recognized an impairment charge of $303 during the nine months ended March 31, 2022 relating to a facility in the United Kingdom. The facility was held for sale as of March 31, 2022 and June 30, 2021 with a net carrying amount of $1,545 and $1,874, respectively. Further, a facility in the United States was held for sale as of March 31, 2022 with a net carrying amount of $1,768.

During the nine months ended March 31, 2021, the Company recorded a non-cash impairment charge of $1,333 related to the write-down of building improvements.

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

The components of lease expenses for the three and nine months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating lease expenses	$4,155	$4,129	$11,572	$12,290
Finance lease expenses	50	72	187	319
Variable lease expenses	129	247	838	1,204
Short-term lease expenses	813	458	2,855	1,701
Total lease expenses	$5,147	$4,906	$15,452	$15,514

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2022	June 30, 2021
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$88,636	$92,010
Finance lease ROU assets, net	Property, plant and equipment, net	466	547
Total leased assets		$89,102	$92,557

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,097	$10,870
Finance	Current portion of long-term debt	182	229
Non-current
Operating	Operating lease liabilities, noncurrent portion	81,379	85,929
Finance	Long-term debt, less current portion	296	326
Total lease liabilities		$94,954	$97,354

Additional information related to leases is as follows:

	Nine Months Ended
	March 31, 2022	March 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,632	$12,954
Operating cash flows from finance leases	$16	$13
Financing cash flows from finance leases	$182	$285
ROU assets obtained in exchange for lease obligations:
Operating leases	$4,100	$18,349
Finance leases	$251	$671
ROU assets obtained in connection with an acquisition (See Note 4):
Operating leases	$4,098	$—
Weighted average remaining lease term:
Operating leases	9.0 years	10.0 years
Finance leases	4.2 years	4.1 years
Weighted average discount rate:
Operating leases	3.3%	3.2%
Finance leases	4.0%	3.9%

Maturities of lease liabilities as of March 31, 2022 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2022 (remainder of year)	$3,427	$56	$3,483
2023	16,144	162	16,306
2024	14,498	80	14,578
2025	12,270	80	12,350
2026	11,581	67	11,648
Thereafter	53,640	78	53,718
Total lease payments	111,560	523	112,083
Less: Imputed interest	17,084	45	17,129
Total lease liabilities	$94,476	$478	$94,954

On December 17, 2021, the Company entered into an operating lease in the United States that has not yet commenced. Obligations under this lease are approximately $41,638, and the lease is expected to commence during the fourth quarter of fiscal year ending June 30, 2022 with a lease term of 10.5 years, excluding one renewal option.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2021	$600,812	$270,255	$871,067
Acquisition activity (See Note 4)	94,071	—	94,071
Translation and other adjustments, net	(9)	(14,308)	(14,318)
Balance as of March 31, 2022	$694,874	$255,947	$950,820

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2022	June 30, 2021
Non-amortized intangible assets:
Trademarks and tradenames	$390,002	$273,471
Amortized intangible assets:
Other intangibles	211,747	146,856
Less: Accumulated amortization	(108,810)	(105,432)
Net amortized intangible assets	102,937	41,424
Net other intangible assets	$492,939	$314,895

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three and nine months ended March 31, 2022 or 2021. See Note 4, Acquisitions and Dispositions, for details surrounding the acquisition of THWR, including $193,800 of identifiable intangible assets acquired on December 28, 2021.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and trademarks and tradenames and are amortized over their estimated useful lives of 5 to 25 years. Amortization expense included in continuing operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Amortization of acquired intangibles	$3,110	$2,145	$7,255	$6,771

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2022 (remainder of year)	2023	2024	2025	2026
Estimated amortization expense	$2,973	$11,611	$9,008	$8,005	$7,565

The weighted average remaining amortization period of amortized intangible assets is 13.7 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2022	June 30, 2021
Revolving credit facility	$538,000	$230,000
Term loans	298,125	—
Less: Unamortized issuance costs	(1,167)	—
Other borrowings	587	1,022
	835,545	231,022
Short-term borrowings and current portion of long-term debt	7,774	530
Long-term debt, less current portion	$827,771	$230,492

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the "Term Loans") and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026. As of March 31, 2022, there were $538,000 of loans under the Revolver, $298,125 of Term Loans, and $8,919 letters of credit outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurodollar Rate plus a rate ranging from 0.875% to 1.75% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.75% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing Line Loans and Global Swing Line Loans denominated in U.S. Dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line Loans denominated in foreign currencies shall bear interest based on (a) the Euro Short Term Rate, or €STR, in the case of such loans denominated in Euros plus the Applicable Rate, (b) the Sterling Overnight Index Average Reference Rate, or SONIA, in the case of such loans denominated in Sterling plus the Applicable Rate or (c) the Canadian Prime Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2022 was 1.67%. Additionally, the Credit Agreement contains a Commitment Fee on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The Credit Agreement includes maintenance covenants that will require compliance with a consolidated interest coverage ratio, a consolidated secured leverage ratio and a consolidated leverage ratio. As of March 31, 2022, $253,081 was available under the Credit Agreement, and the Company was in compliance with all associated covenants.

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

Credit Agreement Issuance Costs

Based on the Company's evaluation of the borrowing capacity associated with the creditors participating in the previous facility compared to those in the Credit Agreement, $1,762 of the $2,036 of unamortized deferred financing costs at December 22, 2021 were deferred and the remaining $274 were expensed as a component of Interest and other financing expense, net on our Consolidated Statement of Operations. Additionally, the Company incurred debt issuance costs of approximately $2,764 in connection with the Credit Agreement. Of the total $4,526 of deferred debt issuance costs, $3,292 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheet, and $1,234 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net on our Consolidated Statement of Operations over the term of the Credit Agreement.

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

The effective income tax rate from continuing operations was an expense of 23.7% and 25.7% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate from continuing operations was an expense of 20.3% and 55.5% for the nine months ended March 31, 2022 and 2021, respectively. The effective income tax rate from continuing operations for the nine months ended March 31, 2022 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR (see Note 4, Acquisitions and Dispositions), the reversal of a valuation allowance due to the utilization of a capital loss carryover and the finalization of fiscal year 2021 U.S. income tax returns. The effective income tax rate from continuing operations for the nine months ended March 31, 2021 was negatively impacted by various discrete items including the tax impact of the United Kingdom Fruit business reserve, the legal entity reorganization, and the U.K. rate change. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state valuation allowance.

The income tax benefit from discontinued operations was nil for the three and nine months ended March 31, 2022, while the income tax from discontinued operations was nil and a benefit of $11,320 for the three and nine months ended March 31, 2021, respectively. The benefit for income tax for the nine months ended March 31, 2021 was impacted by a legal entity reorganization.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications	$(18,701)	$1,672	$(43,649)	$80,491
Amounts reclassified into income (1)	—	14,725	—	15,906
Deferred gains (losses) on cash flow hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives (2)	2,007	1,168	3,544	(621)
Amount of (loss) gain reclassified from AOCL into (expense) income (2)	(553)	(914)	(1,517)	995
Deferred gains (losses) on net investment hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives (2)	1,240	3,107	4,610	(2,763)
Amount of loss reclassified from AOCL into expense (2)	(113)	(97)	(327)	(298)
Net change in AOCL	$(16,120)	$19,661	$(37,339)	$93,710

(1)Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. During the three and nine months ended March 31, 2021, the Company reclassified $14,725 and $15,906 of translation losses, respectively, from AOCL to Other income, net on the Consolidated Statements of Operations.

(2)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow and net investment hedging instruments recorded in the Consolidated Statements of Operations in the three and nine months ended March 31, 2022 and 2021.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Selling, general and administrative expense	$3,846	$3,698	$12,289	$11,888
Related income tax benefit	$438	$441	$1,145	$1,447

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the nine months ended March 31, 2022 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2021	1,780	$16.55
Granted	828	$44.70
Vested	(1,579)	$15.58
Forfeited	(158)	$25.26
Non-vested RSAs, RSUs and PSUs outstanding at March 31, 2022	871	$43.54

The table above includes a total of 190 shares granted during the nine months ended March 31, 2022 that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 200% of target. All such shares relate to the 2022-2024 LTIP as further described below. Granted shares also include 56 shares that may be earned based on certain performance-based metrics being met. Vested shares during the nine months ended March 31, 2022 include a total of 1,299 shares under the 2019-2021 LTIP that vested at 100% of target based on achievement of target absolute total shareholder return ("TSR") levels, and a total of 13 shares granted in a previous period that vested based on certain performance-based metrics being met.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Nine Months Ended March 31,
	2022	2021
Fair value of RSAs, RSUs and PSUs granted	$37,005	$7,298
Fair value of shares vested	$71,285	$12,266
Tax benefit recognized from restricted shares vesting	$3,643	$1,786

At March 31, 2022, there was $29,787 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.

2022-2024 LTIP

During the nine months ended March 31, 2022, the Company granted market-based PSU awards under the LTI Program with a total target payout of 190 shares of common stock. At March 31, 2022, 175 of such shares were outstanding. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from November 18, 2021 through the earlier of (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “TSR Performance Period”). Vesting of 117 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 58 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$39.51	$60.99
Risk-free interest rate	0.84%	0.84%
Expected dividend yield	—	—
Expected volatility	36.90%	24.20%
Expected term	3.00 years	3.00 years

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At March 31, 2022 and June 30, 2021, the carrying value of the Company’s investment in Founders Table was $9,808 and $10,699, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting, (b) Hain Future Natural Products Private Ltd., a joint venture with Future Consumer Ltd, accounted for under the equity method of accounting, and (c) Yeo Hiap Seng Limited, in which the Company holds a less than 1% equity ownership interest. The carrying value of these combined investments was $6,248 and $6,218 as of March 31, 2022 and June 30, 2021, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$2,698	$—	$2,698	$—
Equity investment	603	603	—	—
Total	$3,301	$603	$2,698	$—
Liabilities:
Derivative financial instruments	$3,841	—	$3,841	—
Total	$3,841	$—	$3,841	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$699	$—	$699	$—
Equity investment	646	646	—	—
Total	$1,345	$646	$699	$—
Liabilities:
Derivative financial instruments	11,968	—	11,968	—
Total	$11,968	$—	$11,968	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2022 or 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of March 31, 2022 and June 30, 2021 were classified as Level 2 of the fair value hierarchy.

The fair value estimates presented in the fair value hierarchy tables above are based on information available to management as of March 31, 2022 and June 30, 2021. These estimates are not necessarily indicative of the amounts we could ultimately realize.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining three months of fiscal 2022, the Company estimates that an additional $301 will be reclassified as an increase to interest expense.

As of March 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	4	$230,000

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. Dollar. The Company uses foreign currency derivatives including cross-currency swaps to manage its exposure to fluctuations in the USD-EUR exchange rates. Cross-currency swaps involve exchanging fixed-rate interest payments for fixed-rate interest receipts, both of which will occur at the USD-EUR forward exchange rates in effect upon entering into the instrument. The Company, at times, also uses forward contracts to manage its exposure to fluctuations in the GBP-EUR exchange rates. The Company designates these derivatives as cash flow hedges of foreign exchange risk.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2022, the Company estimates that an additional $47 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

As of March 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,775
Foreign currency forward contract	3	£2,515	€3,000

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

As of March 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of March 31, 2022, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$2,683	Accrued expenses and other current liabilities / Other noncurrent liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	—	Other noncurrent liabilities	3,841
Foreign currency forward contracts	Prepaid expenses and other current assets	15	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$2,698		$3,841

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

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended March 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
Interest rate swaps	$2,023	$217	Interest and other financing expense, net	$(64)	$(82)
Cross-currency swaps	503	1,262	Interest and other financing expense, net / Other (income) expense, net	683	1,239
Foreign currency forward contracts	15	—	Cost of sales	81	—
Total	$2,541	$1,479		$700	$1,157

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the nine months ended March 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2022	2021		2022	2021
Interest rate swaps	$2,678	$341	Interest and other financing expense, net	$(273)	$(212)
Cross-currency swaps	1,872	(1,124)	Interest and other financing expense, net / Other (income) expense, net	2,085	(1,120)
Foreign currency forward contracts	(64)	(2)	Cost of sales	107	73
Total	$4,486	$(785)		$1,919	$(1,259)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of March 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
(Loss) Gain on cash flow hedging relationships
Interest rate swaps
Amount of loss reclassified from AOCL into income	$—	$(64)	$—	$—	$(82)	$—
Cross-currency swaps
Amount of gain reclassified from AOCL into income	$—	$46	$637	$—	$39	$1,200
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$81	$—	$—	$—	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the nine months ended March 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Nine Months Ended March 31, 2022			Nine Months Ended March 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
(Loss) Gain on cash flow hedging relationships
Interest rate swaps
Amount of loss reclassified from AOCL into income	$—	$(273)	$—	$—	$(212)	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$131	$1,954	$—	$120	$(1,240)
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$107	$—	$—	$73	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Recognized in Income (Expense) on Derivatives	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
Cross-currency swaps	$1,569	$3,933	Interest and other financing expense, net	$143	$123

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the nine months ended March 31, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Recognized in Income (Expense) on Derivatives	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2022	2021		2022	2021
Cross-currency swaps	$5,836	$(3,498)	Interest and other financing expense, net	$413	$377

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations for the nine months ended March 31, 2022 and 2021:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives
		Nine Months Ended March 31,
		2022	2021
Foreign currency forward contracts	Other (income) expense, net	$—	$(399)

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

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the period ended as of March 31, 2022:

	Balance at June 30, 2021	Charges (Reversals)	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at March 31, 2022
Termination benefits and personnel realignment	$4,448	$1,912	$(5,126)	$(18)	$1,216

The liability balance as of March 31, 2022 and June 30, 2021 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the "District Court") against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants' motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14, 2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint, which is due to be fully briefed on or before June 23, 2022.

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

Baby Food Litigation

Since February 2021, a large number of consumer class actions have been brought against the Company alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. There are currently 29 active lawsuits, which generally allege that the Company violated various state consumer protection laws and make other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals and that consumers would have allegedly either not purchased the Products or would have paid less for them had the Company made adequate disclosures. These putative class actions seek to certify a nationwide class of consumers as well as various state subclasses. One of the consumer class actions (Kathryn Gavula, et al. v. Beech-Nut Nutrition Co., et al.) filed in the U.S. District Court for the District of Oregon alleges that the Company violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by conspiring with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. These actions have been filed against all of the major baby food manufacturers in federal courts across the country. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) declined a request to centralize all of the consumer class action lawsuits against all of the baby food manufacturers into a single multidistrict proceeding, and all but one of these cases against the Company have now been transferred and consolidated in the U.S. District Court for the Eastern District of New York into a proceeding captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"). The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company intends to file a motion to dismiss the Consolidated Amended Class Action Complaint, but no briefing schedule has been set. One consumer class action is pending in New York Supreme Court, Nassau County. The Company has moved to stay or transfer this case to the Consolidated Proceeding and that motion is pending. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

The claims raised in these lawsuits were brought in the wake of a highly publicized report issued by the U.S. House of Representatives Subcommittee on Economic and Consumer Policy on Oversight and Reform, dated February 4, 2021 (the “House Report”), addressing the presence of heavy metals in baby foods made by certain manufacturers, including the Company. Since the publishing of the House Report, the Company has also received information requests with respect to the advertising and quality of its baby foods from certain governmental authorities, as such authorities investigate the claims made in the House Report. The Company is fully cooperating with these requests and is providing documents and other requested information. The Company has been named in one civil government enforcement action, State of New Mexico ex rel. Balderas v. Nurture, Inc., et al., which was filed by the New Mexico Attorney General against the Company and several other manufacturers based on the alleged presence of heavy metals in their baby food products. The Company and several other manufacturers moved to dismiss the New Mexico Attorney General’s lawsuit, which motion the Court denied. The Company filed its answer to the New Mexico Attorney General’s amended complaint on April 23, 2022. The Company denies the New Mexico Attorney General’s allegations and maintains that its baby foods are safe, properly labeled, and compliant with New Mexico law.

In addition to the consumer class actions discussed above, the Company is currently named in five lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. Three of these lawsuits name multiple plaintiffs alleging claims of physical injuries. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder. The Company denies that its Products led to any of these injuries and will defend the cases vigorously.

Other

In addition to the litigation described above, the Company is and may be a defendant in lawsuits from time to time in the normal course of business.

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. For the matters disclosed in this note, if the Company determines that a liability is probable and the loss can be reasonably estimated, the Company discloses the liability recorded. As of the end of the period covered by this report, the Company has not recorded a liability for any of the matters disclosed in this note. It is possible that some matters could require the Company to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net Sales:
North America	$325,742	$287,500	$866,281	$850,780
International	177,197	205,104	568,502	668,869
	$502,939	$492,604	$1,434,783	$1,519,649

Operating Income (Loss):
North America	$28,526	$39,492	$72,530	$105,188
International	18,303	26,774	69,740	8,144
	46,829	66,266	142,270	113,332
Corporate and Other (a)	(11,665)	(16,689)	(49,538)	(47,518)
	$35,164	$49,577	$92,732	$65,814

(a) In addition to general Corporate and Other expenses as described above, for the three and nine months ended March 31, 2022, Corporate and Other included $218 and $3,228 of Productivity and transformation costs, respectively. For the three and nine months ended March 31, 2021, Corporate and Other included $2,804 and $6,343 of Productivity and transformation costs, respectively.

The Company's net sales by product category(1) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Turbocharge	$194,526	$183,877	$544,084	$535,455
Targeted Investment	182,050	173,380	508,615	507,809
Fuel	99,322	100,467	303,898	311,013
Simplify	27,041	34,880	78,186	165,372
Total	$502,939	$492,604	$1,434,783	$1,519,649

(1)The Turbocharge brands are made up of plant-based meat and non-dairy beverages as well as snacks. The Targeted Investment brands are made up of tea, baby, yogurt, and personal care. The Fuel brands are made up of pantry brands in categories such as soup, cooking oils and nut butters. The Simplify brands include all other brands.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
United States	$295,152	$251,887	$772,548	$735,948
United Kingdom	124,029	139,094	387,129	475,738
All Other	83,758	101,623	275,106	307,963
Total	$502,939	$492,604	$1,434,783	$1,519,649

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets, were as follows by geographic area:

	March 31, 2022	June 30, 2021
United States	$153,569	$148,950
United Kingdom	144,279	142,973
All Other	103,607	112,864
Total	$401,455	$404,787

19.    RELATED PARTY TRANSACTIONS

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages brands, Dream® and WestSoy®, for $31,320. The purchaser in this transaction was SunOpta Inc. (“SunOpta”). The non-employee chair of the Company's Board of Directors is also the chair of the board of SunOpta.

SunOpta is also one of the Company’s suppliers, for which the Company incurred expenses in the ordinary course of business. The Company incurred expenses of $247 and $3,649 in the three months ended March 31, 2022 and 2021, respectively, to SunOpta and affiliated entities. For the nine months ended March 31, 2022 and 2021, the Company incurred expenses of $467 and $12,806, respectively, to SunOpta and affiliated entities.

On November 9, 2021, the Company entered into a share repurchase agreement with Engaged Capital Co-Invest VI, LP, Engaged Capital Co-Invest VI-B, LP, Engaged Capital Co-Invest VI-C, LP, Engaged Capital Co-Invest VI-D, LP and Engaged Capital Co-Invest VI-E, LP (collectively, the “Selling Stockholders”), which are affiliates of Engaged Capital, LLC, pursuant to which the Company agreed to repurchase, directly from the Selling Stockholders, 1,700 shares of the Company’s common stock for $45.00 per share (the "Share Repurchase"), which equals the price at which the Underwriter (as defined below) purchased shares from the Selling Stockholders, net of underwriting commissions and discounts, in an underwritten public offering that launched on November 10, 2021, whereby the Selling Stockholders sold certain other shares of common stock (the “Offering”). In connection with the Offering, on November 10, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”), and the Selling Stockholders. The Share Repurchase and the Offering were completed on November 15, 2021. The aggregate price paid by the Company for the Share Repurchase was $76,500 (see Note 3, Earnings per Share), which the Company funded with borrowings under the Credit Agreement. The Company did not receive any proceeds from the Offering. The Founder and Chief Investment Officer of Engaged Capital, LLC is a member of the Company's Board of Directors.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2022 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

The Company manufactures, markets, distributes and sells organic and natural products under brand names providing consumers with the opportunity to lead A Healthier Way of Life®. Hain Celestial's food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Hain Pure Foods®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney's® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose's® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. Hain Celestial’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene®.

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

Russia-Ukraine War

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain was adversely impacted by the Russia-Ukraine war during the three months ended March 31, 2022, and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. For example, the supply of sunflower oil has become constrained, compelling us to identify and procure alternative oils. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has somewhat affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations remains uncertain.

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

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2022 and 2021 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2022		March 31, 2021		Dollars	Percentage
Net sales	$502,939	100.0%	$492,604	100.0%	$10,335	2.1%
Cost of sales	387,236	77.0%	362,698	73.6%	24,538	6.8%
Gross profit	115,703	23.0%	129,906	26.4%	(14,203)	(10.9)%
Selling, general and administrative expenses	75,750	15.1%	74,325	15.1%	1,425	1.9%
Amortization of acquired intangible assets	3,110	0.6%	2,145	0.4%	965	45.0%
Productivity and transformation costs	1,679	0.3%	4,451	0.9%	(2,772)	(62.3)%
Proceeds from insurance claim	—	—%	(592)	(0.1)%	592	*
Operating income	35,164	7.0%	49,577	10.1%	(14,413)	(29.1)%
Interest and other financing expense, net	3,224	0.6%	2,030	0.4%	1,194	58.8%
Other (income) expense, net	(712)	(0.1)%	1,566	0.3%	(2,278)	*
Income from continuing operations before income taxes and equity in net loss (income) of equity-method investees	32,652	6.5%	45,981	9.3%	(13,329)	(29.0)%
Provision for income taxes	7,738	1.5%	11,797	2.4%	(4,059)	(34.4)%
Equity in net loss (income) of equity-method investees	383	0.1%	(70)	—%	453	*
Net income	$24,531	4.9%	$34,254	7.0%	$(9,723)	(28.4)%

Adjusted EBITDA	$58,669	11.7%	$73,752	15.0%	$(15,083)	(20.5)%
Diluted net income per common share	$0.27		$0.34		$(0.07)	(20.6)%
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended March 31, 2022 were $502.9 million, an increase of $10.3 million, or 2.1%, as compared to $492.6 million in the three months ended March 31, 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales increased approximately $7.2 million, or 1.5%, from the prior year quarter driven by growth in the North America reportable segment offset by a decline in the International reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $115.7 million, a decrease of $14.2 million, or 10.9%, as compared to the prior year quarter. Additionally, gross profit margin of 23.0% was lower when compared with the prior year quarter. The decrease in gross profit was driven primarily by the International reportable segment, mainly due to lower net sales in the United Kingdom and Europe operating segments, as well as higher energy and supply chain costs when compared to the prior year period, partially offset by higher net sales in the Ella's Kitchen UK operating segment. The North America reportable segment also had a decrease in gross profit mainly due to inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $75.8 million for the three months ended March 31, 2022, an increase of $1.4 million, or 1.9%, from $74.3 million for the prior year quarter. The increase was primarily driven by the North America reportable segment offset in part by the International reportable segment and Corporate and Other. The United States operating segment accounted for the increase in the North America reportable segment due to the acquisition of THWR. The increase was partially offset by a decrease in people-related expenses as well as efficiencies gained from the Company's productivity and transformation initiatives.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $3.1 million for the three months ended March 31, 2022, an increase of $1.0 million from $2.1 million in the prior year quarter due to the acquisition of THWR in the current fiscal year, partially offset by lower amortization expense in the current year period as a result of prior year dispositions that occurred in the later part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $1.7 million for the three months ended March 31, 2022, a decrease of $2.8 million from $4.5 million in the prior year quarter. The decrease was primarily due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Operating Income

Operating income for the three months ended March 31, 2022 was $35.2 million compared to $49.6 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $3.2 million for the three months ended March 31, 2022, an increase of $1.2 million, or 58.8%, from $2.0 million in the prior year quarter. The increase resulted primarily from a higher outstanding debt balance driven primarily by the acquisition of THWR in the prior quarter as well as share repurchase activity. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $0.7 million for the three months ended March 31, 2022, compared to other expense, net totaling $1.6 million in the prior year quarter. The change to income from expense was primarily attributable to a loss on the sale of the Fruit business, which occurred in the prior year quarter with no comparable loss in the current year quarter.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss (Income) of Equity-Method Investees

Income from continuing operations before income taxes and equity in net loss (income) of our equity-method investees for the three months ended March 31, 2022 was $32.7 million compared to $46.0 million in the prior year quarter. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $7.7 million for the three months ended March 31, 2022 compared to an income tax expense of $11.8 million in the prior year quarter.

The effective income tax rate from continuing operations was an expense of 23.7% and 25.7% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate from continuing operations for the three months ended March 31, 2022 was impacted by deductions related to stock-based compensation and the finalization of fiscal year 2021 income tax returns. The effective income tax rate from continuing operations for the three months ended March 31, 2021 was impacted by various discrete items including the finalization of fiscal year 2020 U.S. income tax returns.

Equity in Net Loss (Income) of Equity-Method Investees

Our equity in net loss (income) from our equity-method investments for the three months ended March 31, 2022 was a loss of $0.4 million and income of $0.1 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended March 31, 2022 was $24.5 million, or $0.27 per diluted share, compared to $34.3 million, or $0.34 per diluted share, in the prior year quarter. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $58.7 million and $73.8 million for the three months ended March 31, 2022 and 2021, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/22	$325,742	$177,197	$—	$502,939
Three months ended 3/31/21	287,500	205,104	—	492,604
$ change	$38,242	$(27,907)	n/a	$10,335
% change	13.3%	(13.6)%	n/a	2.1%

Operating income (loss)
Three months ended 3/31/22	$28,526	$18,303	$(11,665)	$35,164
Three months ended 3/31/21	39,492	26,774	(16,689)	49,577
$ change	$(10,966)	$(8,471)	$5,024	$(14,413)
% change	(27.8)%	(31.6)%	(30.1)%	(29.1)%

Operating income margin
Three months ended 3/31/22	8.8%	10.3%	n/a	7.0%
Three months ended 3/31/21	13.7%	13.1%	n/a	10.1%

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2022 were $325.7 million, an increase of $38.2 million, or 13.3%, from net sales of $287.5 million in the prior year quarter. On a constant currency basis, adjusted for the impact of an acquisition, net sales increased by 8.5%. In the United States operating segment, adjusted sales were higher compared to the prior year quarter mainly due to stronger sales in snacks, baby, personal care and other product categories. In the Canada operating segment, adjusted sales decreased compared to the prior year quarter primarily due to lower sales in personal care product categories. Operating income in North America for the three months ended March 31, 2022 was $28.5 million, a decrease of $11.0 million from $39.5 million in the prior year quarter. The decrease in operating income was mainly driven by inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year quarter.

International

Our net sales in the International reportable segment for the three months ended March 31, 2022 were $177.2 million, a decrease of $27.9 million, or 13.6%, from net sales of $205.1 million in the prior year quarter. Foreign exchange and divestitures reduced net sales for the three months ended March 31, 2022. On a constant currency basis, adjusted for the impact of divestitures, net sales decreased 8.2% from the prior year quarter primarily due to a decline in sales in the Europe and United Kingdom operating segments, partially offset by an increase in sales in the Ella's Kitchen UK operating segment. The net sales decrease in the Europe operating segment was primarily due to the loss of a large non-dairy co-manufacturing customer. The net sales decrease in the United Kingdom was due to lower sales in plant-based, soup and puddings resulting from lower total store sales and the impact of shipment halts during the price increase negotiations with certain customers. The net sales increase in the Ella's Kitchen UK operating segment was due to higher sales coming out of the COVID-19 pandemic, since Ella's Kitchen UK sales were negatively impacted in the prior year quarter due to a slow-down in consumer demand for baby food as a result of the COVID-19 pandemic stay-at-home requirements and sales pull back in the second quarter of the prior year due to Brexit (e.g. the sales were made the second quarter of the prior year rather than the third quarter of the prior year). Operating income in our International reportable segment for the three months ended March 31, 2022 was $18.3 million, a decrease of $8.5 million from operating income of $26.8 million for the three months ended March 31, 2021. Operating income was lower in the current quarter when compared to the prior year quarter mainly due to lower gross profit resulting from a decline in sales, as well as higher energy and supply chain costs.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended March 31, 2022 was $11.7 million, a decrease of $5.0 million, from operating loss of $16.7 million for the three months ended March 31, 2021. This change was primarily due to lower employee-related expenses, partially offset by higher baby food litigation expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2022 to Nine Months Ended March 31, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2022 and 2021 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2022		March 31, 2021		Dollars	Percentage
Net sales	$1,434,783	100.0%	$1,519,649	100.0%	$(84,866)	(5.6)%
Cost of sales	1,096,367	76.4%	1,140,614	75.1%	(44,247)	(3.9)%
Gross profit	338,416	23.6%	379,035	24.9%	(40,619)	(10.7)%
Selling, general and administrative expenses	229,875	16.0%	238,471	15.7%	(8,596)	(3.6)%
Amortization of acquired intangible assets	7,254	0.5%	6,771	0.4%	483	7.1%
Productivity and transformation costs	8,448	0.6%	10,895	0.7%	(2,447)	(22.5)%
Proceeds from insurance claim	(196)	—%	(592)	—%	(396)	*
Long-lived asset and intangibles impairment	303	—%	57,676	3.8%	(57,373)	(99.5)%
Operating income	92,732	6.5%	65,814	4.3%	27,710	42.1%
Interest and other financing expense, net	7,672	0.5%	6,820	0.4%	852	12.5%
Other income, net	(10,570)	(0.7)%	(852)	(0.1)%	(9,718)	*
Income from continuing operations before income taxes and equity in net loss of equity-method investees	95,630	6.7%	59,846	3.9%	35,784	59.8%
Provision for income taxes	19,425	1.4%	33,197	2.2%	(13,772)	(41.5)%
Equity in net loss of equity-method investments	1,374	0.1%	1,025	0.1%	349	34.0%
Net income from continuing operations	$74,831	5.2%	$25,624	1.7%	$49,207	192.0%
Net income from discontinued operations, net of tax	—	—%	11,255	0.7%	(11,255)	(100.0)%
Net income	$74,831	5.2%	$36,879	2.4%	$37,952	102.9%

Adjusted EBITDA	165,249	11.5%	190,838	12.6%	$(25,589)	(13.4)%
Diluted net income per common share from continuing operations	$0.79		$0.25		$0.54	216.0%
Diluted net income per common share from discontinued operations	$—		0.11		(0.11)	(100.0)%
Diluted net income per common share	$0.79		$0.36		$0.43	119.4%
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the nine months ended March 31, 2022 were $1,434.8 million, a decrease of $84.9 million, or 5.6%, as compared to $1,519.6 million in the nine months ended March 31, 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $4.3 million, or 0.3%, from the prior comparable period driven by the International reportable segment, partially offset by the North America reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2022 was $338.4 million, a decrease of $40.6 million, or 10.7%, as compared to the prior year comparable period. Gross profit margin was 23.6% of net sales, compared to 24.9% in the prior year comparable period. The decrease in gross profit was driven primarily by the North America reportable segment as a result of both the United States and Canada operating segments which were impacted by higher costs associated with inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues. Additionally, the decrease in gross profit was due to lower net sales in the Canada operating segment when compared with the prior year period. The International reportable segment gross profit also decreased due to both the United Kingdom and Europe operating segments partially offset by increased gross profit in the Ella's Kitchen UK operating segment. The decrease in gross profit in the Europe and United Kingdom operating segments was due to lower net sales and higher delivery and warehousing costs while the increased gross profit in the Ella's Kitchen UK operating segment was due to higher net sales than the prior year period due to a slow-down in consumer demand for baby food in the prior year period as a result of the COVID-19 pandemic stay-at-home requirements which negatively impacted prior year net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $229.9 million for the nine months ended March 31, 2022, a decrease of $8.6 million, or 3.6%, from $238.5 million for the prior year comparable period. The decrease was driven by a decrease in the International and North America reportable segments, partially offset by an increase in Corporate and Other as a result of higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR, advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described in Note 17, Commitments and Contingencies. The decrease in the International reportable segment was primarily due to (1) the sale of the Fruit business in the third quarter of the prior year with no comparable selling, general and administrative expenses in the current year, (2) lower broker commissions in the Europe operating segment, and (3) lower people-related expenses. The decrease in the North America reportable segment was primarily due to lower people-related expenses.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $7.3 million for the nine months ended March 31, 2022, an increase of $0.5 million from $6.8 million in the prior year comparable period due to the acquisition of THWR in the current fiscal year, partially offset by lower amortization in the current year period as a result of prior year dispositions that occurred in the later part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $8.4 million for the nine months ended March 31, 2022, a decrease of $2.4 million from $10.9 million in the prior year comparable period. The decrease was primarily due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Long-lived Asset and Intangibles Impairment

During the nine months ended March 31, 2022, the Company recognized a pre-tax impairment charge of $0.3 million related to a facility in the United Kingdom. During the nine months ended March 31, 2021, the Company recognized a pre-tax impairment charge of $57.7 million primarily related to a reduction in the carrying value to the estimated fair value, less costs to sell, for the United Kingdom fruit business (see Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q).

Operating Income

Operating income for the nine months ended March 31, 2022 was $92.7 million compared to $65.8 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $7.7 million for the nine months ended March 31, 2022, an increase of $0.9 million, or 12.5%, from $6.8 million in the prior year comparable period. The increase resulted primarily due to higher outstanding debt balances driven primarily by the THWR acquisition and share repurchase activity, partially offset by lower variable interest rates applied to borrowings outstanding under the Company's revolving credit facility. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $10.6 million for the nine months ended March 31, 2022, compared to $0.9 million in the prior year comparable period. The increase in income was primarily attributable to the gain on sale of assets related to the sale of undeveloped land plots in Boulder, Colorado resulting in a gain of $8.7 million with no comparable gain in the prior year period.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income from continuing operations before income taxes and equity in net loss of our equity-method investees for the nine months ended March 31, 2022 was income of $95.6 million compared to $59.8 million in the prior year comparable period. The increase was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $19.4 million for the nine months ended March 31, 2022 compared to $33.2 million in the prior year comparable period.

The effective income tax rate from continuing operations was an expense of 20.3% and 55.5% for the nine months ended March 31, 2022 and 2021, respectively. The effective income tax rate from continuing operations for the nine months ended March 31, 2022 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to acquisition of THWR, the reversal of a valuation allowance due to the utilization of a capital loss carryover, and the finalization of fiscal year 2021 U.S. income tax returns. The effective income tax rate from continuing operations for the nine months ended March 31, 2021 was negatively impacted by various discrete items including the tax impact of the United Kingdom fruit business reserve, the legal entity reorganization and the U.K. rate change.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2022 was $1.4 million compared to $1.0 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income from Continuing Operations

Net income from continuing operations for the nine months ended March 31, 2022 was $74.8 million, or $0.79 per diluted share, compared to net income of $25.6 million, or $0.25 per diluted share, for the nine months ended March 31, 2021. The change was attributable to the factors noted above.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, for the nine months ended March 31, 2021 was $11.3 million, or $0.11 per diluted share. During the nine months ended March 31, 2021, the Company recognized an $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. There was no comparable line item for the nine months ended March 31, 2022.

See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further discussion.

Net Income

Net income for the nine months ended March 31, 2022 was $74.8 million, or $0.79 per diluted share, compared to $36.9 million, or $0.36 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $165.2 million and $190.8 million for the nine months ended March 31, 2022 and 2021, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/22	$866,281	$568,502	$—	$1,434,783
Nine months ended 3/31/21	850,780	668,869	—	1,519,649
$ change	$15,501	$(100,367)	n/a	$(84,866)
% change	1.8%	(15.0)%	n/a	(5.6)%

Operating income (loss)
Nine months ended 3/31/22	$72,530	$69,740	$(49,538)	$92,732
Nine months ended 3/31/21	105,188	8,144	(47,518)	65,814
$ change	$(32,658)	$61,596	$(2,020)	$26,918
% change	(31.0)%	756.3%	4.3%	40.9%

Operating income margin
Nine months ended 3/31/22	8.4%	12.3%	n/a	6.5%
Nine months ended 3/31/21	12.4%	1.2%	n/a	4.3%

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2022 were $866.3 million, an increase of $15.5 million, or 1.8%, from net sales of $850.8 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales increased by 2.6% due to increased sales in the United States operating segment as a result of stronger sales in certain snack products and baby food in the current year period partially offset by decreased sales in the Canada operating segment. Operating income in North America for the nine months ended March 31, 2022 was $72.5 million, a decrease of $32.7 million from $105.2 million in the prior year comparable period. The decrease was mainly driven by higher cost of goods sold in the United States operating segment largely because of inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues; and lower sales in the Canada operating segment, partially offset by lower selling, general and administrative expenses in both the United States and Canada operating segments. Lower selling, general and administrative expenses were mainly due to lower marketing and people-related expense.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2022 were $568.5 million, a decrease of $100.4 million, or 15.0%, from net sales of $668.9 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of divestitures and discontinued brands, net sales decreased 4.4% from the prior year comparable period mainly due to lower sales in the Europe and United Kingdom operating segments, partially offset by higher sales in the Ella's Kitchen UK operating segment. Ella's Kitchen UK net sales improved during the nine months ended March 31, 2022 compared to the prior year period due to a slow-down in consumer demand for baby food in the prior year period as a result of the COVID-19 pandemic stay-at-home requirements which negatively impacted prior year net sales. Operating income in our International reportable segment for the nine months ended March 31, 2022 was $69.7 million, an increase of $61.6 million from operating income of $8.1 million for the nine months ended March 31, 2021. The increase mainly reflected non-recurring charges associated with the fruit business impairment that was recognized in the prior year period. In addition, the International reportable segment incurred lower selling, general and administrative expenses for the reasons noted above.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating expenses in Corporate and Other for the nine months ended March 31, 2022 were $49.5 million, an increase of $2.0 million, from $47.5 million in the prior year period. This change was primarily related to higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described in Note 17, Commitments and Contingencies, partially offset by lower employee-related expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100.0 million in the aggregate, consisting of (1) $300.0 million in aggregate principal amount of term loans (the "Term Loans") and (2) an $800.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440.0 million U.S. revolving credit facility and $360.0 million global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026.

Our cash and cash equivalents balance decreased $18.1 million at March 31, 2022 to $57.8 million as compared to $75.9 million at June 30, 2021. Our working capital from continuing operations was $273.6 million at March 31, 2022, a decrease of $11.1 million from $284.7 million at the end of fiscal 2021. Additionally, our total debt increased by $604.5 million at March 31, 2022 to $835.5 million as compared to $231.0 million at June 30, 2021 as a result of increased net borrowings to support the THWR acquisition and the share repurchases carried out during the period. As of March 31, 2022, $253.1 million was available under the Credit Agreement as compared to $763.6 million available as of June 30, 2021 under the predecessor agreement to the Credit Agreement. The Company was in compliance with all covenants at March 31, 2022.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, United Kingdom, Canada, Europe, Middle East and India. As of March 31, 2022, substantially all of the total cash balance from continuing operations was held outside of the United States. It is our current intent to indefinitely reinvest our remaining foreign earnings outside the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of March 31, 2022, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2022	2021	Dollars
Cash flows provided by (used in):
Operating activities from continuing operations	$99,186	$146,517	$(47,331)
Investing activities from continuing operations	(284,271)	(25,968)	(258,303)
Financing activities from continuing operations	172,858	(110,956)	283,814
Effect of exchange rate changes on cash from continuing operations	(5,836)	5,650	(11,486)
Net (decrease) increase in cash and cash equivalents	$(18,063)	$15,243	$(33,306)

Cash provided by operating activities from continuing operations was $99.2 million for the nine months ended March 31, 2022, a decrease of $47.3 million from cash provided by operating activities from continuing operations of $146.5 million in the prior year period. This decrease versus the prior period resulted primarily from a reduction of $18.1 million in net income adjusted for non-cash charges in the current period and lower cash generation of $29.2 million from our working capital accounts which was mainly due to a refund of $53.8 million received by the Company in the prior year from Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Cash used in investing activities from continuing operations was $284.3 million for the nine months ended March 31, 2022, an increase of $258.3 million from $26.0 million in the prior year period primarily due to the acquisition of THWR in the current year, partially offset by $10.8 million in proceeds from the sale of assets in the current year, which was primarily related to the sale of undeveloped land plots in Boulder, Colorado.

Cash provided by financing activities from continuing operations was $172.9 million for the nine months ended March 31, 2022, an increase in cash provided of $283.8 million compared to $111.0 million of cash used in the prior year period. The increase in cash provided by financing activities was primarily due to higher borrowings under the Credit Agreement to finance the THWR acquisition, partially offset by higher repayments under the revolver, higher share repurchases and payment of shares withheld for employee payroll taxes during the nine months ended March 31, 2022.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow from continuing operations was $65.2 million for the nine months ended March 31, 2022, a decrease of $28.2 million from $93.5 million in the nine months ended March 31, 2021. This decrease versus prior year resulted primarily from a decrease in cash flow from operations of $47.3 million driven by the reasons explained above. Additionally, the decrease was due to a $19.1 million reduction in property, plant and equipment purchases in the current period. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Share Repurchase Program

In June 2017, August 2021 and January 2022, the Company’s Board of Directors authorized the repurchase of up to $250.0 million, $300.0 million and $200.0 million of the Company’s issued and outstanding common stock, respectively. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The 2017 and 2021 authorizations have been fully utilized. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1.7 million shares directly from the Selling Stockholders at a price of $45.00 per share. During the nine months ended March 31, 2022, the Company repurchased 10.1 million shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $395.8 million, excluding commissions, at an average price of $39.09 per share. As of March 31, 2022, the Company had $186.6 million of remaining authorization under the share repurchase program. During the nine months ended March 31, 2021, the Company repurchased 2.4 million shares under the repurchase program for a total of $80.3 million, excluding commissions, at an average price of $33.33 per share.

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
Net Sales - Constant Currency Presentation
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

Net Sales - Acquisitions, Divestitures and Discontinued Brands

We also exclude the impact of acquisitions, divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company's management believes that excluding the impact of acquisitions, divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

A reconciliation between reported and constant currency net sales increase (decrease) is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended March 31, 2022	$325,742	$177,197	$502,939
Acquisitions, divestitures and discontinued brands	(25,232)	—	(25,232)
Impact of foreign currency exchange	30	7,301	7,331
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Three months ended March 31, 2022	$300,540	$184,498	$485,038

Net sales - Three months ended March 31, 2021	$287,500	$205,104	$492,604
Divestitures and discontinued brands	(10,562)	(4,224)	(14,786)
Net sales adjusted for divestitures and discontinued brands - Three months ended March 31, 2021	$276,938	$200,880	$477,818

Net sales growth (decline)	13.3%	(13.6)%	2.1%
Impact of acquisitions, divestitures and discontinued brands	(4.8)%	1.8%	(2.1)%
Impact of foreign currency exchange	—%	3.6	1.5%
Net sales growth (decline) on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	8.5%	(8.2)%	1.5%

Net sales - Nine months ended March 31, 2022	$866,281	$568,502	$1,434,783
Acquisitions, divestitures and discontinued brands	(25,759)	—	(25,759)
Impact of foreign currency exchange	(2,697)	(1,067)	(3,764)
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Nine months ended March 31, 2022	$837,825	$567,435	$1,405,260

Net sales - Nine months ended March 31, 2021	$850,780	$668,869	$1,519,649
Divestitures and discontinued brands	(34,536)	(75,511)	(110,047)
Net sales adjusted for divestitures and discontinued brands - Nine months ended March 31, 2021	$816,244	$593,358	$1,409,602

Net sales growth (decline)	1.8%	(15.0)%	(5.6)%
Impact of acquisitions, divestitures and discontinued brands	1.1%	10.8%	5.5%
Impact of foreign currency exchange	(0.3)%	(0.2)%	(0.2)%
Net sales growth (decline) on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	2.6%	(4.4)%	(0.3)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income before net interest expense, income taxes, depreciation and amortization, equity in net loss (income) of equity-method investees, stock-based compensation, net, unrealized currency gains and losses, litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains or losses on sales of assets and businesses, inventory write-downs, impairment of long-lived assets and intangibles and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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
A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2022	2021	2022	2021
Net income	$24,531	$34,254	$74,831	$36,879
Net income from discontinued operations, net of tax	—	—	—	11,255
Net income from continuing operations	$24,531	$34,254	$74,831	$25,624

Depreciation and amortization	12,638	12,814	34,396	37,768
Equity in net loss (income) of equity-method investees	383	(70)	1,374	1,025
Interest expense, net	2,846	1,327	5,677	4,781
Provision for income taxes	7,738	11,797	19,425	33,197
Stock-based compensation, net	3,846	3,698	12,289	11,888
Unrealized currency (gains) losses	(594)	442	(2,097)	(535)
Litigation and related costs
Litigation expenses	2,005	644	5,585	644
Proceeds from insurance claim	—	(592)	(196)	(592)
Restructuring activities
Plant closure related costs, net	82	21	895	17
Productivity and transformation costs	1,626	3,813	7,077	8,952
Warehouse/manufacturing consolidation and other costs	94	3,598	2,632	7,313
Acquisitions, divestitures and other
Transaction and integration costs, net	3,419	102	12,151	1,476
Loss (gain) on sale of assets	55	—	(9,047)	—
Loss on sale of businesses	—	1,904		1,293
Impairment charges
Inventory write-down	—	—	(46)	311
Long-lived asset and intangibles impairment	—	—	303	57,676
Adjusted EBITDA	$58,669	$73,752	$165,249	$190,838

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

A reconciliation from cash flow provided by operating activities from continuing operations to Operating Free Cash flow from continuing operations is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2022	2021
Net cash provided by operating activities from continuing operations	$99,186	$146,517
Purchases of property, plant and equipment	(33,939)	(53,062)
Operating free cash flow from continuing operations	$65,247	$93,455

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K that have had, or are likely to have, a material current or future effect on our consolidated financial statements.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, trade promotions and sales incentives, valuation of accounts and chargeback receivable, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, from which there have been no material changes.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 during the nine months ended March 31, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc. (collectively doing business as "That's How We Roll" ("THWR")) from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of THWR on December 28, 2021. THWR represented approximately 13.2% of the Company's consolidated total assets at March 31, 2022. THWR's net sales included in our consolidated results were 5.0% and 1.8% for the three and nine months ended March 31, 2022. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of March 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, as reported above, on December 28, 2021, the Company acquired all outstanding stock of THWR. As a result, the Company is currently integrating THWR’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates THWR into the Company's overall internal control over financial reporting process.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
January 1, 2022 - January 31, 2022	2,332,093	$37.80	2,295,033	$230.3
February 1, 2022 - February 28, 2022	425,086	36.46	421,762	$214.9
March 1, 2022 - March 31, 2022	857,340	33.07	857,340	$186.6
Total	3,614,519	$36.52	3,574,135

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2) In June 2017, August 2021, and January 2022, the Company’s Board of Directors authorized the repurchase of up to $250 million, $300 million, and $200 million, respectively, of the Company’s issued and outstanding common stock. Share repurchases under the 2021 and 2022 authorizations commenced after the previous authorizations were fully utilized. Repurchases may be made from time to time in the open market, pursuant to preset trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. During the three months ended March 31, 2022, the Company repurchased 3.6 million shares under the repurchase program for a total of $130.4 million, excluding commissions, at an average price of $36.48 per share. As of March 31, 2022, the Company had $186.6 million of remaining authorization under the share repurchase program.

Item 5.        Other Information

On May 3, 2022, the Company’s Board of Directors eliminated the position of Executive Vice President and Chief Commercial Officer as part of a restructuring of the leadership of the Company’s Commercial organization. Accordingly, Christopher J. Boever, the Company’s current Executive Vice President and Chief Commercial Officer, is leaving the Company effective May 6, 2022. Mr. Boever’s responsibilities will be assumed by other executives within the Company’s Commercial organization.

Mr. Boever is entitled to receive the cash severance that is payable under the terms of his existing offer letter upon a termination of his employment by the Company without cause, subject to his execution of a separation agreement and release of claims.

Item 6.        Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*	Offer Letter, dated January 18, 2022, between the Company and Christopher J. Bellairs.

10.2*	Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Christopher J. Bellairs (2022-2024 LTIP).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Indicates management contract or compensatory plan or arrangement.
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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 5, 2022	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	May 5, 2022	/s/ Christopher J. Bellairs
Christopher J. Bellairs, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)