Form 10-K
period 2022-06-30
HAIN CELESTIAL GROUP INC
filed 2022-08-25
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2022
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,875,927,081.

As of August 18, 2022, there were 89,299,252 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Form 10-K”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; foreign exchange rates; our strategic initiatives, business strategy, supply chain, brand portfolio, pricing actions and product performance; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation; supply chain disruptions, cybersecurity risks and other risks arising from the Russia-Ukraine war; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; challenges and uncertainty resulting from the COVID-19 pandemic; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of natural and organic ingredients; risks associated with our international sales and operations; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; foreign currency exchange risk; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K as well as in other reports that we file in the future.

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

The Company manufactures, markets, distributes and sells organic and natural products providing consumers with the opportunity to lead A Healthier Way of Life®. The Company’s food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene®.

Acquisition
On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisitions and Dispositions, for details.
Discontinued Operations
The Company completed the sale of the former Tilda operating segment and the Hain Pure Protein reportable segment; these dispositions represented strategic shifts that had a major impact on the Company’s operations and financial results. Accordingly, the Company is presenting the operating results and cash flows of the Tilda operating segment and the Hain Pure Protein reportable segment within discontinued operations in the prior periods (see Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K). All footnotes exclude discontinued operations unless otherwise noted.

Environmental, Social and Governance

We are focused on growing our business sustainably by delivering long-term value for our customers, suppliers, stockholders, employees and the communities where we live and work. As part of our vision to maximize stakeholder value, we are committed to incorporating environmental, social and related governance (“ESG”) principles into our business strategies and organizational culture. The “Healthier Way” framework (Healthier Planet, Products, and People) set out in our most recent ESG Report (available at hain.com/company/impact) provides our guiding principles for ESG initiatives.

Our ESG Reports and the other information available at hain.com/company/impact are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the Securities and Exchange Commission (the “SEC”).

Human Capital Resources

As of June 30, 2022, we had approximately 3,078 employees, with approximately 49% located in North America and approximately 51% located outside of North America. Approximately 65% of our employees in North America and approximately 60% of our employees outside of North America were based in our production facilities. Substantially all of our employees are full-time, permanent employees.

Our employees are critical to our success. The following programs, initiatives and principles encompass some of the human capital objectives and measures that we focus on in managing our business and in seeking to attract and retain a talented workforce.

Our Culture and Our Vision, Mission and Values

Our culture is shaped by our vision, mission and values. Our vision is to inspire healthier living for all. To achieve this aspiration, our mission is to build enduring health and wellness brands that are known and loved by consumers and enrich the lives of employees and all of our stakeholders. We live by our values of teamwork, integrity and entrepreneurship – we think and act with a broad company perspective, we do the right thing, and we think in an innovative way and challenge the status quo.

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

We maintain a Diversity & Inclusion (“D&I”) Council in North America to create and foster a workplace that reflects and contributes to the diverse, global communities in which we do business. We are continuing to work to build our D&I efforts into recruitment, retention and internal mobility.

As of June 30, 2022, our global workforce was 59% male and 41% female. In the United States, on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 42% Hispanic or Latino, 38% White, 12% Black or African American, 5% Asian and 3% other. We make additional workforce demographic data available at hain.com/impact. The information available at hain.com/impact is not a part of this Form 10-K or incorporated into any of our other filings made with the SEC.

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

Learning and Development

We offer a number of programs that help our employees progress in their careers. These programs include access to online learning and development tools as well as many additional local initiatives across our global locations to support employees on their career paths and develop leadership qualities and career skills in our global workforce.

Benefits

Our employee benefits vary by region but generally include:
•Medical, Dental, and Vision Benefits;
•Retirement Savings and Pension Plans;
•Commuter Benefits;
•Wellness Initiatives;
•Tuition Reimbursement; and
•Paid Parental Leave including births, adoptions or placements of foster children.

Employee Satisfaction and Engagement

We aim to foster a culture of open communications and have implemented a global systematic employee engagement process in which employees are surveyed periodically. Our Executive Leadership Team regularly reviews the results and considers and implements action items to address areas that need improvement. We have additional regional programs and policies in place to encourage open communications with management and Human Resources about employees’ ideas, concerns and how they are doing.

Products

Our brand portfolio focuses on growing global brands in categories where we believe we have the most potential. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. Conversely, we discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production. The categories we have identified are called Turbocharge, Targeted Investment, Fuel and Simplify:

•The Turbocharge brands are leading-share brands in what we believe to be very high-growth categories. The Turbocharge brands are made up of snacks as well as plant-based meat and non-dairy beverages. Our snacks businesses include brands both within the United States and in our International segment (“International”), while our meat and dairy alternatives businesses are concentrated outside the United States. Our snack products include a variety of potato, root vegetable and other exotic vegetable chips, straws, tortilla chips, whole grain chips, pita chips and puffs. The Turbocharge brands accounted for approximately 39% of our consolidated net sales in fiscal 2022, 36% in fiscal 2021 and 32% in fiscal 2020.

•The Targeted Investment brands are made up of leading-share brands in lower-growth categories. To date, we have demonstrated our ability to drive market share and reinvigorate these categories, and we expect that we can continue to do this in the future. The Targeted Investment brands are made up of tea, baby, yogurt, and personal care products. The Targeted Investment brands accounted for approximately 35% of our consolidated net sales in fiscal 2022, 34% in fiscal 2021 and 32% in fiscal 2020.

•The Fuel brands are stable brands that will be leveraged to fuel investment in the Turbocharge and Targeted Investment categories. Fuel brands are made up of premium pantry brands with scale, in categories such as soup, cooking oils and nut butters. The Fuel brands accounted for approximately 21% of our consolidated net sales in fiscal 2022, 20% in fiscal 2021 and 19% in fiscal 2020.

•The Simplify brands are subscale declining businesses that we believe have limited long-term potential for the Company, and therefore will be managed for profit until they are potentially divested, likely over the course of the next several years. Simplify brands accounted for approximately 5% of our consolidated net sales in fiscal 2022, 10% in fiscal 2021 and 17% in fiscal 2020.

We refer to the Turbocharge brands and Targeted Investment brands together as our Growth brands.

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

The following table presents the Company’s net sales by reportable segment for the fiscal years ended June 30, 2022, 2021 and 2020 (amounts in thousands, other than percentages):

	Fiscal Year Ended June 30,
	2022		2021		2020
North America	$1,163,132	61%	$1,104,128	56%	$1,171,478	57%
International	728,661	39%	866,174	44%	882,425	43%
Total	$1,891,793	100%	$1,970,302	100%	$2,053,903	100%

North America Segment:

United States

Our products are sold throughout the United States. Our customer base consists principally of specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores. Our products are sold through a combination of direct salespeople, brokers and distributors. We believe that our direct salespeople combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Brokers act as agents for us within designated territories and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers.

A significant portion of the products marketed by us are sold through independent distributors. Food distributors purchase products from us for resale to retailers.

The brands sold by the United States operating segment include:

Turbocharge

The Turbocharge brands are leading-share brands in what we believe to be very high-growth categories and they include snacks. Our snack food products include Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips and Apple Straws®, Terra® varieties of root vegetable chips, potato chips, and other exotic vegetable chips, Garden of Eatin’® tortilla chips, and ParmCrisps®.

Targeted Investment

The Targeted Investment brands are made up of leading-share brands in lower-growth categories and they include tea, baby food, yogurt, and personal care.

Our tea products are marketed under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.

Baby food products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® and Earth’s Best Sesame Street (under license) brands.

Yogurt products include The Greek Gods® Greek-style yogurt products.

Our personal care products include hand, skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON® and Queen Helene® brands.

Fuel and Simplify

The Fuel brands are stable brands that will be leveraged to fuel investment in the Turbocharge and Targeted Investment categories. Fuel brands are made up of premium pantry brands with scale, in categories such as soup, cooking oils and nut butters. The Simplify brands are subscale declining businesses that have limited long-term potential for the Company, and therefore will be managed for profit until they are potentially divested, likely over the course of the next several years. Fuel and Simplify brands include the following: Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups and gravies, Hain Pure Foods® condiments, Health Valley® cereal bars and soups, and Hollywood® oils.

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

The products sold by our United Kingdom operating segment include New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, private label and Farmhouse Fare™ hot-eating desserts, Linda McCartney’s® (under license) chilled and frozen plant-based meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Clarks™ natural sweeteners and Robertson’s®, Frank Cooper’s® and Rose’s® (under license) marmalades. We also provide a comprehensive range of private label products to many retailers, convenience stores and food service providers in the following categories: fresh soup, chilled desserts, meat-free meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland, but are also sold in other parts of the world. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Ella’s Kitchen UK

Ella's Kitchen UK is a manufacturer and distributor of premium organic infant and toddler foods under the Ella's Kitchen® brand. Our products are mostly sold in grocery stores and organic food stores throughout the United Kingdom and Europe.

Europe

Our products sold by the Europe operating segment include, among others, products sold under the Joya®, Lima® and Natumi® brands. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® brand includes plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers and tofu. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, Celestial Seasonings® teas, Linda McCartney’s® (under license) chilled and frozen plant-based meals, Cully & Sully® chilled soups and ready meals, and private label products in Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and India. Our products are sold using our own direct sales force and local distributors.

Customers

Walmart Inc. and its affiliates together accounted for approximately 15%, 11% and 12% of our consolidated sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, which were primarily related to the United States, Canada and United Kingdom operating segments. No other customer accounted for at least 10% of our net sales in any of the past three fiscal years.

Foreign Operations

We sell our products to customers in more than 75 countries. Sales outside of the United States represented approximately 45%, 52% and 51% of our consolidated net sales in fiscal 2022, 2021 and 2020, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, both pre-shop and during purchase, both in-store and online. We use a combination of trade and consumer advertising and promotion. Trade advertising and promotion includes placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in prominent and secondary locations.

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

We also utilize partnerships to help create awareness and advocacy. We partner with various influencers to help increase brand reach and relevance. For example, one of our personal care brands, Alba Botanica®, had a full year partnership with USA Olympic and World Tour Surfer, Caroline Marks. Also, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop in the United States, leveraging popular characters for on and off packaging communications.

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

Production

Manufacturing

During fiscal 2022, 2021 and 2020, approximately 51%, 61% and 59%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•Boulder, Colorado, which produces Celestial Seasonings® teas;
•Mountville, Pennsylvania, which produces Sensible Portions® and Terra® snack products;
•Bell, California, which produces Alba Botanica®, Avalon Organics®, and JASON® personal care products;
•Lancaster, Pennsylvania, which produces snack products;
•York, Pennsylvania, which produces ParmCrisps®;
•Trenton, Ontario, which produces Yves Veggie Cuisine® plant-based products;
•Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based products; and
•Mississauga, Ontario, which produces our Live Clean® and other personal care products.

Our International reportable segment operates the following manufacturing facilities:

•Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Clarks™;
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

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2022, 2021 and 2020, approximately 49%, 39% and 41%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

Suppliers of Ingredients and Packaging

Agricultural commodities and ingredients, including vegetables, fruits, oils, grains, beans, nuts, tea and herbs, spices, and dairy products, are the principal inputs used in our food and beverage products. Plant-based surfactants, glycerin and alcohols are the main inputs used in our personal care products. Our primary packaging supplies are cartons, pouches, printed film, paper, paperboard and jars. We strive to maintain a global supplier base that provides innovative ideas and sustainable packaging alternatives.

Our raw materials and packaging materials are obtained from various suppliers around the world. The Company works with its suppliers to ensure the quality and safety of their ingredients and that such ingredients meet our specifications and comply with applicable regulations. These assurances are supported by our purchasing contracts, supplier expectations manual, supplier code of conduct, and technical assessments, including questionnaires, scientific data, certifications, affidavits, certificates of analysis and analytical testing, where required. Our purchasers and quality team visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.

We maintain long-term relationships with many of our suppliers. Purchase arrangements with ingredient suppliers are generally made annually. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

Agricultural commodities and ingredients are subject to price volatility which can be caused by a variety of factors. Our input costs began to increase significantly beginning in the latter part of fiscal 2021. That inflationary environment extended in fiscal 2022, and we expect the inflationary environment to continue throughout fiscal 2023. We attempt to mitigate the input price volatility by negotiating and entering into purchase arrangements with our suppliers and by adjusting the sale price of our products.

Competition

We operate in a highly competitive environment. Our products compete with both large conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large conventional packaged foods competitors include Campbell Soup Company, Conagra Brands, Inc., Danone S.A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A.,

PepsiCo, Inc. and Unilever PLC. Large conventional personal care products companies with whom we compete include, but are not limited to, The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter & Gamble Company, S. C. Johnson & Son, Inc. and Unilever PLC. Certain of these large conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive consumer packaged goods industry. We generally register our trademarks and brand names in the United States, Canada, the European Union, and the United Kingdom and/or other foreign countries depending on the area of distribution of the applicable products. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We monitor trademark registers worldwide and take action to enforce our rights as we deem appropriate. We believe that our trademarks are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business.

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

Internationally, we are subject to the laws and regulatory authorities of the foreign jurisdictions in which we manufacture and sell our products, including the Canadian Food Inspection Agency, Health Canada, Food Standards Agency in the United Kingdom, and the European Food Safety Authority.

Quality Control

We utilize a comprehensive product safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge on food safety science, employee training, ongoing process innovation, use of quality ingredients and both internal and independent auditing.
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
We conduct audits of our contract manufacturers to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, each of our contract manufacturers is required to have a FSP, a Hazard Analysis Critical Control Plant (“HACCP”) plan or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.

Independent Certifications

Substantially all of our Hain-owned manufacturing sites and a significant number of our contract manufacturers are certified against a recognized standard such as the Global Food Safety Initiative (“GFSI”), which includes Safe Quality Foods (“SQF”) and British Retail Consortium (“BRC”), or ISO 9001 Quality Management Systems and ISO 22716 GMP Cosmetic and Personal Care. All facilities where our food products are manufactured are GFSI compliant. These standards are integrated product safety and quality management protocols designed specifically for the food and personal care sectors and offer a comprehensive methodology to manage product safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

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

We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third-party certification through QAI for certain of our personal care products. In addition, we work with other nongovernmental organizations such as the Gluten Free Intolerance Group, Fair Trade USA, Environmental Working Group, The Skin Cancer Foundation, Coalition for Consumer Information on Cosmetics/Leaping Bunny, The Roundtable on Sustainable Palm Oil and the Non-GMO Project.

Company Website and Available Information

The following information can be found, free of charge, in the “Investor Relations” section of our corporate website at ir.hain.com:

•our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC;
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

The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s investor relations website at ir.hain.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “E-mail Alerts” under the "IR Resources" section of our investor relations website. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K.

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

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales and technical resources. Conventional food companies, including but not limited to Campbell Soup Company, Conagra Brands, Inc., Danone S. A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellogg Company, Mondelez International, Inc., Nestle S.A., PepsiCo, Inc. and Unilever PLC, and conventional personal care products companies, including but not limited to The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter & Gamble Company, S. C. Johnson & Son, Inc. and Unilever PLC, may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

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

We must also manage our third-party distribution, warehouse and transportation providers to ensure they are able to support the efficient distribution of our products to retailers. A disruption in transportation services could result in an inability to supply materials to our or our co-manufacturers’ facilities or finished products to our distribution centers or customers. Activity at third-party distribution centers could be disrupted by a number of factors, including labor issues, failure to meet customer standards, natural disasters or financial issues affecting the third-party providers. In particular, the Russia-Ukraine war and recent labor market shortages impacting our industry have created operating challenges in making our products available to customers and consumers, and such challenges may persist. See “The Russia-Ukraine war could continue to cause challenges and create risks for our business.”

If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand and customer orders, our sales and profitability could be materially adversely impacted.

Our future results of operations may be adversely affected by input cost inflation.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Our input costs began to increase significantly beginning in the latter part of fiscal 2021. That inflationary environment extended through fiscal 2022, and we expect the inflationary environment to continue throughout fiscal 2023.

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

The Russia-Ukraine war could continue to cause challenges and create risks for our business.

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war, and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. For example, the supply of sunflower oil has become constrained, compelling us to identify and procure alternative oils. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. Although we are continuing to monitor and manage the impacts of the war on our business, the war and the related economic impact could continue to have a material adverse effect on our business and operating results.

Disruption or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2022, 2021 and 2020, approximately 51%, 61% and 59%, respectively, of our sales were derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters or governmental actions, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. Recent labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

Loss of one or more of our independent contract manufacturers could adversely affect our business.

During fiscal 2022, 2021 and 2020, approximately 49%, 39% and 41%, respectively, of our sales were derived from products manufactured at independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic continues to have societal and economic effects that create challenges and uncertainty, and our business and operating results may be adversely affected if we do not manage our business effectively in response.

The COVID-19 pandemic continues to contribute to challenging and unprecedented conditions. The impacts of the pandemic could exacerbate conditions in our other risk factors noted in this Item 1A, “Risk Factors.” Challenges exacerbated by the ongoing effects of the pandemic include but are not limited to:

•manufacturing and supply chain challenges, including labor market shortages;
•a shifting demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain.

If we are unable to successfully manage our business through the continued challenges and uncertainty related to the COVID-19 pandemic, our business and operating results could be materially adversely affected.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of organic, natural and “better-for-you” products which, if consumer demand for such categories were to decrease, could harm our business. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products. As noted above, other factors can and have adversely impacted consumer demand for our products, including the Russia-Ukraine war, which has prompted consumers, particularly in

Europe to shift to lower-priced products, affecting demand for our products. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers’ preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner.

In addition, over the past several years, we have seen a shift in consumption towards the e-commerce channel and may see a more substantial shift in the future. Some products we sell via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

In addition, we have other product categories that are subject to evolving consumer preferences. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health and environmental effects of ingredients and shifts in preference for various product attributes. A significant shift in consumer demand away from our products could reduce the sales of our brands or our market share, both of which could harm our business.

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

A significant percentage of our sales is concentrated among a small number of customers. For example, sales to Walmart Inc. and its affiliates approximated 15%, 11% and 12% of sales during the fiscal years ended June 30, 2022, 2021 and 2020, respectively. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

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

Our future results of operations may be adversely affected by the availability of natural and organic ingredients.

Our ability to ensure a continuing supply of natural and organic ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The natural and organic ingredients that we use in the production of our products (including, among others, vegetables, fruits, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, wildfires, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of natural and organic ingredients or increase the prices of those ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of recent extreme weather events, including historic droughts, heatwaves, extreme cold and flooding, presents an alarming trend. If our supplies of natural and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

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

For the fiscal years ended June 30, 2022, 2021 and 2020, approximately 45%, 52% and 51%, respectively, of our consolidated sales were generated outside the United States. Sales from outside our U.S. markets may continue to represent a significant portion of our consolidated sales in the future.

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
•currency exchange rate fluctuations;
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

We have outsourced certain functions in our North American business to third-party service providers, and any service failures or disruptions related to these outsourcing arrangements could adversely affect our business.

We recently completed the process of outsourcing certain functions in our North American business, including order management, billing, accounts receivable and accounts payable, to third-party service providers. We also implemented new procurement technology solutions as part of this initiative.

We face risks associated with third parties managing these functions for us. For example, we have diminished control over the quality and timeliness of the outsourced services, including the cyber security protections implemented by these third parties. As a result of these outsourcing arrangements, we may experience interruptions or delays in our order-to-cash and procure-to-pay processes, loss or theft of sensitive data or other cyber security issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.

We may not be successful in achieving savings and efficiencies from cost reduction initiatives and related strategic initiatives.

Our strategy includes identifying areas of cost savings and operating efficiencies to expand profit margins and cash flow. As part of our identification of operating efficiencies, we may continue to seek to dispose of businesses and brands that are less profitable or are otherwise less of a strategic fit within our core portfolio.

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

Our business, operating results and financial condition may be adversely affected by the failure to successfully execute acquisitions or dispositions or to successfully integrate completed acquisitions.

From time to time, we evaluate potential acquisitions or dispositions that align with our strategic objectives. The success of those initiatives depends upon our ability to identify suitable acquisition targets or buyers and successfully negotiate contract terms, among other factors. These initiatives may present operational risks, including diversion of management’s attention from other matters, difficulties integrating acquired businesses into our existing operations or separating businesses from our operations, and challenges presented by acquisitions that may not achieve intended results. If we are not successful in executing acquisitions or divestitures or in integrating completed acquisitions, our business, operating results and financial condition could be adversely affected.

We rely on independent certifications for a number of our products.

We rely on independent third-party certifications, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified organic. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

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

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industries. Although we endeavor to protect our trademarks and tradenames, these efforts may not be successful, and third parties may challenge our right to use one or more of our trademarks or tradenames. We believe that our trademarks and tradenames are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business, results of operations and financial condition.

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

Currency exchange rate fluctuations could adversely affect our consolidated financial results and condition.

We are subject to risks related to fluctuations in currency exchange rates. Our consolidated financial statements are presented in United States Dollars, requiring us to translate our assets, liabilities, revenue and expenses into United States Dollars. As a result, changes in the values of currencies may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements even if their value has not changed in their original currency.

A significant portion of our business has exposure to continued uncertainty and burdens in the United Kingdom following its exit from the European Union, commonly referred to as “Brexit.”

In fiscal years 2022 and 2021, approximately 26% and 31%, respectively, of our consolidated sales were generated in the United Kingdom, which continues to experience economic and market uncertainty following Brexit. Brexit has caused and may continue to cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers and suppliers, which could have an adverse effect on our business, financial results and operations. In addition to ongoing general market uncertainty caused by Brexit, the importing and exporting of goods and ingredients now involves additional administrative burdens, adding friction and cost to trade between the United Kingdom and member countries of the European Union.

Risks Related to Information Security and Technology

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We depend on information systems and technology, including public websites and cloud-based services, in substantially all aspects of our business, including communications among our employees and with suppliers, customers and consumers. Such uses of information systems and technology give rise to cybersecurity risks, including system disruption, security breach, ransomware, theft, espionage and inadvertent release of information. We have become more reliant on mobile devices, remote communication and other technologies as part of the recent change in office working patterns, enhancing our cybersecurity risk. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees, and financial and strategic information about the Company and its business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.

We have experienced cyber security threats and vulnerabilities in our systems and those of our third party providers. Although, to date, such prior events have not had a material impact on our financial condition, results of operations or financial condition, the potential consequences of a future material cybersecurity attack could be significant and could include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted.

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

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The spate of recent extreme weather events, including historic droughts, heatwaves, extreme cold and flooding, presents an alarming trend.

In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as vegetables, fruits, grains, beans and nuts. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

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

The increasing global focus on climate change and the need for corporate change may lead to new environmental laws and regulations that impact our business. For example, there are a growing number of laws and regulations regarding product packaging, particularly in Europe. Our compliance with such existing laws and regulations and any new laws or regulations enacted in the future, or any changes in how existing laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs, cause us to change the way we operate or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Litigation, Government Regulation and Compliance

We may be subject to significant liability should the consumption of any of our products cause illness or physical harm.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, an illness or physical harm, we may become subject to claims or lawsuits relating to such matters. For example, as discussed in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products were mislabeled, unsafe or caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, results of operations and financial condition.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s prior internal accounting review. Certain of our former officers and former members of our Board of Directors, as individual defendants, are also subject to lawsuits related to such accounting review, and we may have an obligation to indemnify them in relation to these matters. Additionally, as discussed further in Note 18, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products.

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

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR and the California Consumer Privacy Act of 2018 (“CCPA”). Other U.S. states have, in recent years, begun to adopt their own omnibus, industry-neutral privacy statutes, such as Colorado, Connecticut, Utah and Virginia. Failure to comply with GDPR or CCPA requirements or other data privacy laws could result in litigation, adverse publicity and significant penalties and damages. The law in this area continues to develop, and the changing nature of privacy laws could impact the Company’s processing of personal information related to the Company’s employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

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

While we have sought to reduce future interest rate volatility by entering into floating rate to fixed rate swap agreements with respect to a substantial portion of our outstanding indebtedness, the transition away from LIBOR may nonetheless cause us to incur increased costs and additional risk. Following the transition, interest rates will generally be based on an alternative variable rate specified in the documentation governing our indebtedness or swaps or as otherwise agreed upon. The alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

As of June 30, 2022, we had goodwill of $933.8 million and trademarks and other intangibles assets of $477.5 million, which in the aggregate represented 57% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. The incurrence of impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Headquarters office	Lake Success, NY	86,000	2029
Distribution - All brands	Allentown, PA	497,000	2032
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	373,000	2023
Manufacturing and distribution center (Snack products)	Mountville, PA	161,000	2040
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing and distribution (Personal care)	Bell, CA	125,000	2028
Manufacturing and distribution (Snack products)	Lancaster, PA	119,000	2031
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and distribution (Snack products)	York, PA	71,000	2030
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2025
Distribution (Tea)	Boulder, CO	57,000	2031
Manufacturing (Plant-based foods)	Trenton, ON, Canada	47,000	2028

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing	Oberwart, Austria	117,000	At will
Distribution	Loipersdorf, Austria	74,000	At will
Distribution	Gent, Belgium	64,000	At will
Distribution	Niederziers, Germany	54,000	At will
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	52,000	Owned
Distribution (Soups, hot desserts, chilled products, grocery)	Peterborough, England	43,000	2024
Manufacturing (Hot-eating desserts)	Clitheroe, England	42,000	2031
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	36,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

For further information regarding our lease obligations, see Note 7, Leases, in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. For further information regarding the use of our properties by segments, see Item 1, “Business - Production” of this Form 10-K.

Item 3.         Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Outstanding shares of our common stock, par value $0.01 per share, are listed on The Nasdaq Stock Market LLC under the ticker symbol “HAIN”.

Holders

As of August 18, 2022, there were 222 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Approximate dollar value of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2022 - April 30, 2022	213	$33.54	—	$186.6
May 1, 2022 - May 31, 2022	292	24.78	—	186.6
June 1, 2022 - June 30, 2022	500,713	26.13	500,000	173.5
Total	501,218	$28.15	500,000

(1)Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors. See (2) below for further details.
(2)In June 2017, August 2021 and January 2022, the Company's Board of Directors authorized the repurchase of up to $250 million, $300 million and $200 million of the Company’s issued and outstanding common stock, respectively. Share repurchases under each of the 2021 and 2022 authorizations commenced after the previous authorizations were fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the quarter ended June 30, 2022, the Company repurchased 500,000 shares under the repurchase program for a total of $13 million, excluding commissions, at an average price of $26.13 per share. As of June 30, 2022, the Company had $174 million of remaining authorization under the share repurchase program.

Stock Performance Graph

The following graph compares the performance of our common stock to the S&P 500 Index, the S&P Smallcap 600 Index and the S&P Packaged Foods & Meats Index (in which we are included) for the period from June 30, 2017 through June 30, 2022.

Item 6.         [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2022 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the heading, “Forward-Looking Statements” at the beginning of this Form 10-K.

This MD&A generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on August 26, 2021 and is available on the SEC’s website at www.sec.gov.

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

The Company manufactures, markets, distributes and sells organic and natural products, providing consumers with the opportunity to lead A Healthier Way of Life®. The Company’s food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean®, and Queen Helene®.

Our previous strategy, which we refer to as Hain 2.0, was executed under four key pillars—(1) simplify our portfolio; (2) strengthen our capabilities; (3) expand profit margins and cash flow; and (4) reinvigorate profitable topline growth. This strategy has laid the foundation for Hain 3.0, our vision and strategy for the next several years, which is about building a global healthy food and beverage company with industry-leading top line growth. We believe Hain 3.0 positions us as an advantaged and differentiated company, as compared to others in the food industry, for several reasons:

•we are primarily focused on health and wellness,
•we are a global company in high-growth categories with opportunities for expansion in existing and new channels and geographies,
•we have unique and advantaged brands with strong points of difference, and
•given our size, small wins can drive material incremental growth.

We have re-segmented the brand portfolio with a more global view to where we have the most growth potential. As a result, we have migrated from a strategy focused on rejuvenating North America behind a construct of “Get Bigger" and "Get Better” brand categories to one that focuses on growing global brands in categories where we think we have the most potential. The categories we have identified are called Turbocharge, Targeted Investment, and Fuel:

•The Turbocharge brands are leading-share brands in what we believe to be very high-growth categories. The Turbocharge brands are made up of snacks as well as plant-based meat and non-dairy beverages. Our snacks businesses include brands both within the United States and in International, while our meat and dairy alternatives are concentrated outside the United States.
•The Targeted Investment brands are made up of leading-share brands in lower-growth categories. To date, we have demonstrated our ability to drive market share and reinvigorate these categories, and we expect that we can continue to do this in the future. The Targeted Investment brands are made up of tea, baby, yogurt, and personal care products.

•The Fuel brands are stable brands that will be leveraged to fuel investment in the Turbocharge and Targeted Investment categories. Fuel brands are made up of premium pantry brands with scale, in categories such as soup, cooking oils and nut butters.

We refer to the Turbocharge brands and Targeted Investment brands together as our Growth brands.

Additionally, as part of Hain 3.0, we will continue to simplify our brand portfolio as we continue to identify brands that are declining and have low margins, which we refer to as Simplify brands. We view Simplify brands to be subscale declining businesses that have limited long-term potential for the Company, and therefore will manage such brands for profit until they are potentially divested, likely over the course of the next several years. Acquisitions are expected to play a role in Hain 3.0, and part of our capital allocation strategy is focused on actively looking for appropriate targets in the market. As we continue to simplify and stabilize the organization and consolidate sales into fewer priority categories, we believe we are well-positioned and expect to make targeted acquisitions supported by our borrowing capacity to help us further strengthen our position in those categories.

Increased Supply Chain Disruptions

During fiscal year 2022, we experienced increased disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher than expected inflation, including escalating transportation and other supply chain costs. We expect these inflationary cost increases to continue, although we expect they will be partially mitigated by pricing actions implemented in fiscal year 2022 and the pricing actions that we plan to implement in fiscal year 2023. It is possible that more significant disruptions to our supply chain could occur.

Russia-Ukraine War

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain was adversely impacted by the Russia-Ukraine war during the fiscal year ended June 30, 2022, and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. For example, the supply of sunflower oil has become constrained, compelling us to identify and procure alternative oils. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has somewhat affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations remains uncertain.

COVID-19

The COVID-19 pandemic continues to contribute to challenging and unprecedented conditions. Challenges exacerbated by the ongoing effects of the pandemic include but are not limited to:

•manufacturing and supply chain challenges, including labor market shortages;
•a shifting demand environment as a result of changing consumer behaviors amid uncertain economic conditions; and
•increased costs of operating our business and managing our supply chain.

If we are unable to successfully manage our business through the continued challenges and uncertainty related to the COVID-19 pandemic, our business and operating results could be materially adversely affected.

Acquisition

On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. We believe the acquisition of these two fast-growing, better-for-you brands deepens the Company's position in the snacking category and represents a significant step in establishing the Company as a high-growth, global, healthy food company. See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details.

Discontinued Operations

On August 27, 2019, the Company and Ebro Foods S.A. (the “Purchaser”) entered into, and consummated the transactions contemplated by, an agreement relating to the sale and purchase of the entities comprising the Company’s Tilda operating segment and certain other assets of the Tilda business.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2022 to Fiscal Year Ended June 30, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2022 and 2021 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2022		2021		Dollars	Percentage
Net sales	$1,891,793	100.0%	$1,970,302	100.0%	$(78,509)	(4.0)%
Cost of sales	1,464,352	77.4%	1,478,687	75.0%	(14,335)	(1.0)%
Gross profit	427,441	22.6%	491,615	25.0%	(64,174)	(13.1)%
Selling, general and administrative expenses	300,665	15.9%	302,368	15.3%	(1,703)	(0.6)%
Amortization of acquired intangible assets	10,214	0.5%	8,931	0.5%	1,283	14.4%
Productivity and transformation costs	10,174	0.5%	15,608	0.8%	(5,434)	(34.8)%
Proceeds from insurance claims	(196)	—%	(592)	—%	396	(66.9)%
Long-lived asset and intangibles impairment	1,903	0.1%	57,920	2.9%	(56,017)	(96.7)%
Operating income	104,681	5.5%	107,380	5.4%	(2,699)	(2.5)%
Interest and other financing expense, net	12,570	0.7%	8,654	0.4%	3,916	45.3%
Other income, net	(11,380)	(0.6)%	(10,067)	(0.5)%	(1,313)	13.0%
Income from continuing operations before income taxes and equity in net loss of equity-method investees	103,491	5.5%	108,793	5.5%	(5,302)	(4.9)%
Provision for income taxes	22,716	1.2%	41,093	2.1%	(18,377)	(44.7)%
Equity in net loss of equity-method investees	2,902	0.2%	1,591	0.1%	1,311	82.4%
Net income from continuing operations	$77,873	4.1%	$66,109	3.4%	$11,764	17.8%
Net income from discontinued operations, net of tax	—	—%	11,255	0.6%	(11,255)	(100.0)%
Net income	$77,873	4.1%	$77,364	3.9%	$509	0.7%

Adjusted EBITDA	$200,616	10.6%	$258,938	13.1%	$(58,322)	(22.5)%

Net Sales

Net sales in fiscal 2022 were $1.89 billion, a decrease of $78.5 million, or 4.0%, from net sales of $1.97 billion in fiscal 2021 as a result of a decrease in sales in the International reportable segment partially offset by an increase in sales in the North America reportable segment. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately 0.4% from the prior comparable period. On an adjusted basis, net sales decreased in the International reportable segment, which was partially offset by an increase in the North America reportable segment. Further details of changes in adjusted net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2022 was $427.4 million, a decrease of $64.2 million, or 13.1%, from gross profit of $491.6 million in fiscal 2021. Gross profit margin was 22.6% of net sales, compared to 25.0% in the prior year. The decrease in gross profit margin was due to both the North America and International reportable segments. The North America reportable segment had a decrease in gross profit mainly due to inflationary and supply chain challenges, such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year. The decrease in the International reportable segment was mainly due to lower net sales in the United Kingdom and Europe operating segments, coupled with higher energy and supply chain costs when compared to the prior year, partially offset by higher net sales in the Ella's Kitchen UK operating segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $300.7 million in fiscal 2022, a decrease of $1.7 million, or 0.6%, from $302.4 million in fiscal 2021. The decrease was mainly due to the International reportable segment as a result of lower people-related expenses in the Europe and United Kingdom operating segments, partially offset by higher selling expenses in the Ella’s Kitchen UK operating segment. The decrease was partially offset by an increase in the North America reportable segment due to the acquisition of THWR in the United States operating segment as well as an increase in Corporate and Other as a result of higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR, advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Selling, general and administrative expenses as a percentage of net sales was 15.9% in the twelve months ended June 30, 2022 compared to 15.3% in the prior year, attributable to the aforementioned items.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $10.2 million in fiscal 2022, an increase of $1.3 million, or 14.4%, from $8.9 million in fiscal 2021 due to the acquisition of THWR in the current fiscal year, partially offset by lower amortization expense in the current year as a result of prior year dispositions that occurred in the latter part of fiscal 2021.

Productivity and Transformation Costs

Productivity and transformation costs were $10.2 million in fiscal 2022, a decrease of $5.4 million or 34.8% from $15.6 million in fiscal 2021. The decrease was due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Proceeds from Insurance Claims

During fiscal 2021, the Company received $0.6 million as payment from an insurance claim related to a litigation described in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. During fiscal year 2022, the Company received $0.2 million as payment from an insurance claim.

Long-Lived Asset and Intangibles Impairment

During fiscal 2022, the Company recorded an impairment of $1.6 million related to an indefinite-lived intangible asset as described in Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. During fiscal 2021, the Company recorded a pre-tax impairment charge of $57.9 million, of which $56.1 million related to the reserve recorded against the assets of the Company's United Kingdom Fruit business (see Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K) and $1.6 million related to impairment of property, plant and equipment and other non-current assets.

Operating Income

Operating income in fiscal 2022 was $104.7 million compared to operating income of $107.4 million in fiscal 2021 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $12.6 million in fiscal 2022, an increase of $3.9 million, or 45.3%, from $8.7 million in the prior year. The increase resulted primarily from a higher outstanding debt balance driven primarily by the acquisition of THWR in the current fiscal year as well as share repurchase activity and an increase in interest rates. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Income, Net

Other income, net totaled $11.4 million in fiscal 2022, an increase of $1.3 million from $10.1 million in the prior year. The change was primarily attributable to a higher gain on sale of assets in the current year than in the prior year.

Income from Continuing Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in the net loss of our equity-method investees for fiscal 2022 was $103.5 million compared to $108.8 million in fiscal 2021. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense from continuing operations was $22.7 million and $41.1 million for fiscal 2022 and 2021, respectively.

The effective income tax rate from continuing operations was 21.9% and 37.8% of pre-tax income for the twelve months ended June 30, 2022 and 2021, respectively. The effective income tax rate from continuing operations for the twelve months ended June 30, 2022 was primarily impacted by reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR (see Note 4, Acquisitions and Dispositions), the reversal of a valuation allowance due to the utilization of a capital loss carryover, and the finalization of prior fiscal year income tax returns.

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

See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2022 was $2.9 million compared to $1.6 million for fiscal 2021. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income from Continuing Operations

Net income from continuing operations for fiscal 2022 was $77.9 million compared to net income of $66.1 million for fiscal 2021. Net income per diluted share was $0.83 in fiscal 2022 compared to net income per diluted share of $0.65 in fiscal 2021. The increase was attributable to the factors noted above as well as the year-over-year reduction in outstanding shares.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, was nil for fiscal 2022 and $11.3 million or $0.11 per diluted share for fiscal 2021.

During the twelve months ended June 30, 2021, the Company recognized an $11.3 million adjustment to the Tilda business primarily related to the recognition of a deferred tax benefit. See Note 4, Acquisitions and Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Income

Net income for fiscal 2022 was $77.9 million compared to $77.4 million for fiscal 2021. Net income per diluted share was $0.83 in fiscal 2022 compared to $0.76 in 2021. The change was attributable to the factors noted above as well as the year-over-year reduction in shares.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $200.6 million and $258.9 million for fiscal 2022 and 2021, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the fiscal years ended June 30, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2022 net sales	$1,163,132	$728,661	$—	$1,891,793
Fiscal 2021 net sales	$1,104,128	$866,174	$—	$1,970,302
$ change	$59,004	$(137,513)	n/a	$(78,509)
% change	5.3%	(15.9)%	n/a	(4.0)%

Fiscal 2022 operating income (loss)	$93,732	$79,076	$(68,127)	$104,681
Fiscal 2021 operating income (loss)	$129,010	$38,036	$(59,666)	$107,380
$ change	$(35,278)	$41,040	$(8,461)	$(2,699)
% change	(27.3)%	107.9%	(14.2)%	(2.5)%

Fiscal 2022 operating income margin	8.1%	10.9%	n/a	5.5%
Fiscal 2021 operating income margin	11.7%	4.4%	n/a	5.4%

North America

Our net sales in the North America reportable segment for fiscal 2022 were $1.16 billion, an increase of $59.0 million, or 5.3%, from net sales of $1.10 billion in fiscal 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales increased by 3.5%. The increase of 3.5% was mainly due to price increases that occurred in the latter half of the fiscal year as well as stronger sales in snacks, baby, personal care and other product categories in the United States operating segment. In the Canada operating segment, adjusted sales decreased compared to the prior year primarily due to lower sales in personal care and meat-free product categories. Operating income in North America in fiscal 2022 was $93.7 million, a decrease of $35.3 million, or 27.3%, from $129.0 million in fiscal 2021. The decrease was driven by inflationary and supply chain challenges such as continued industry-wide distribution and warehousing cost pressures driven by labor shortages, freight carrier availability and other freight cost issues, as well as lower net sales in the Canada operating segment when compared with the prior year; this is partially offset by incremental operating income generated by THWR, which was acquired in the current fiscal year.

International

Net sales in the International reportable segment for fiscal 2022 were $728.7 million, a decrease of $137.5 million, or 15.9%, from net sales of $866.2 million in fiscal 2021. On a constant currency basis, and adjusted for the impact of divestitures and discontinued brands, net sales decreased by 5.6% from fiscal 2021. The decrease in adjusted net sales was due to a decline in sales in the Europe and United Kingdom operating segments, partially offset by an increase in sales in the Ella's Kitchen UK operating segment. The net sales decrease in the Europe operating segment was primarily due to the loss of a large non-dairy co-manufacturing customer. The net sales decrease in the United Kingdom was due to lower sales volume and the impact of shipment halts during the price increase negotiations with certain customers. The net sales increase in the Ella's Kitchen UK operating segment was due to higher sales coming out of the COVID-19 pandemic, since Ella's Kitchen UK sales were negatively impacted in the prior year due to a slow-down in consumer demand for baby food as a result of the COVID-19 pandemic stay-at-home requirements. Operating income in our International reportable segment in fiscal 2022 was $79.1 million, an increase of $41.0 million from operating income of $38.0 million in fiscal 2021. The increase mainly reflected non-recurring charges associated with the Fruit business impairment that were recognized in the prior year period. In addition, the International reportable segment incurred lower selling, general and administrative expenses for the reasons noted above.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. Our Corporate and Other expenses for fiscal 2022 were $68.1 million, an increase of $8.5 million, or 14.2%, from $59.7 million in fiscal 2021. This change was primarily related to higher transaction costs incurred in fiscal year 2022 including costs related to the acquisition of THWR and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as higher litigation expenses related to the baby food litigation described in Note 18, Commitments and Contingencies, partially offset by lower executive bonus payout related to fiscal 2022.

Refer to Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Amended Credit Agreement. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1.1 billion in the aggregate, consisting of (1) $300.0 million in aggregate principal amount of term loans (the "Term Loans") and (2) an $800.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440.0 million U.S. revolving credit facility and $360.0 million global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026.

Our cash and cash equivalents balance decreased by $10.4 million at June 30, 2022 to $65.5 million compared to $75.9 million at June 30, 2021. Our working capital, which excludes assets held for sale, was $329.0 million at June 30, 2022, an increase of $44.2 million from $284.7 million at the end of fiscal 2021.

Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Our cash balances are held in the United States, the United Kingdom, Canada, Europe, the Middle East, and India. The Company continues to reinvest $809.2 million of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this point in time and are currently considered as being permanent in duration.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of June 30, 2022, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(amounts in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities from continuing operations	$80,241	$196,759
Investing activities from continuing operations	(288,309)	(2,364)
Financing activities from continuing operations	212,787	(162,443)
Increase in cash from continuing operations	4,719	31,952
Effect of exchange rate changes on cash	(15,078)	6,148
Net (decrease) increase in cash and cash equivalents	$(10,359)	$38,100

Cash provided by operating activities from continuing operations was $80.2 million for the fiscal year ended June 30, 2022, compared to $196.8 million in fiscal 2021. The decrease in cash provided by operating activities in fiscal 2022 compared to fiscal 2021 resulted primarily from a reduction of $49.6 million in net income adjusted for non-cash charges in the current year and lower cash generation of $66.9 million from our working capital accounts which was mainly due to a refund of $53.8 million received by the Company in the prior year from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Cash used in investing activities from continuing operations was $288.3 million for the fiscal year ended June 30, 2022, an increase of $285.9 million from $2.4 million in fiscal 2021 primarily due to the acquisition of THWR in the current year, partially offset by $12.3 million in proceeds from the sale of assets in the current year, which was primarily related to the sale of undeveloped land plots in Boulder, Colorado.

Cash provided by financing activities from continuing operations was $212.8 million for the fiscal year ended June 30, 2022 and included $659.3 million of net borrowings of our Revolver and Term Loans, $410.5 million of share repurchases and $32.7 million of employee shares withheld for taxes. Cash used in financing activities from continuing operations was $162.4 million for fiscal 2021 and primarily included net repayments of $50.0 million on our revolving credit facility, $106.1 million of share repurchases and $4.3 million of employee shares withheld for taxes.

Operating Free Cash Flow from Continuing Operations

Our operating free cash flow was $40.3 million for fiscal 2022, a decrease of $84.9 million from fiscal 2021. The decrease in operating free cash flow primarily resulted from lower net income adjusted for non-cash items of $49.6 million and cash used within working capital accounts of $66.9 million, due to a tax refund receivable of $52.5 million that was received in fiscal 2021; the receivable resulted from the carryback of net operating losses (“NOLs”) under the CARES Act. This was partially offset by a decrease in our capital expenditures of $31.6 million. Refer to the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities from continuing operations to operating free cash flow from continuing operations.

Capital Expenditures

During fiscal 2022, our aggregate capital expenditures used in continuing operations were $40.0 million, which was lower than expected primarily due to supply chain challenges and labor availability. We expect to spend approximately 3% of net sales for capital projects in fiscal 2023.

Share Repurchase Program

In June 2017, August 2021 and January 2022, the Company's Board of Directors authorized the repurchase of up to $250.0 million, $300.0 million and $200.0 million of the Company’s issued and outstanding common stock, respectively. Share repurchases under each of the 2021 and 2022 authorizations commenced after the previous authorizations were fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In

November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1.7 million shares directly from the Selling Stockholders at a price of $45.00 per share (see Note 21, Related Party Transactions). During fiscal 2022, the Company repurchased 10.6 million shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $408.9 million, excluding commissions, at an average price of $38.48 per share. As of June 30, 2022, the Company had $173.5 million of remaining authorization under the share repurchase program. During fiscal 2021, the Company repurchased 3.1 million shares under the repurchase program for a total of $107.4 million, excluding commissions, at an average price of $34.87 per share. Of that amount, $1.4 million is included in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2021 pending settlement of trade.

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

A reconciliation between reported and adjusted net sales increase (decrease) in fiscal 2022 is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended 6/30/22	$1,163,132	$728,661	$1,891,793
Acquisitions, divestitures and discontinued brands	(55,393)	—	(55,393)
Impact of foreign currency exchange	(1,454)	17,318	15,864
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Twelve months ended 6/30/22	$1,106,285	$745,979	$1,852,264

Net sales - Twelve months ended 6/30/21	$1,104,128	$866,174	$1,970,302
Divestitures and discontinued brands	(35,314)	(75,543)	(110,857)
Net sales adjusted for divestitures and discontinued brands - Twelve months ended 6/30/21	$1,068,814	$790,631	$1,859,445

Net sales increase (decrease)	5.3%	(15.9)%	(4.0)%
Impact of acquisitions, divestitures and discontinued brands	(1.7)%	8.3%	2.8%
Impact of foreign currency exchange	(0.1)%	2.0%	0.8%
Net sales increase (decrease) on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	3.5%	(5.6)%	(0.4)%

Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before income taxes, net interest expense, depreciation and amortization, impairment of long-lived and intangible assets, equity in the earnings of equity-method investees, stock-based compensation, productivity and transformation costs, and other non-recurring items such as litigation related to a specific non-recurring matter. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2022	2021
Net income	$77,873	$77,364
Net income from discontinued operations, net of tax	—	11,255
Net income from continuing operations	$77,873	$66,109

Depreciation and amortization	46,849	49,569
Equity in net loss of equity-method investees	2,902	1,591
Interest expense, net	10,226	5,880
Provision for income taxes	22,716	41,093
Stock-based compensation, net	15,611	15,659
Unrealized currency (gains) losses	(2,259)	752
Litigation and related costs
Litigation expenses	7,883	1,587
Proceeds from insurance claims	(196)	(592)
Restructuring activities
Plant closure related costs, net	929	58
Productivity and transformation costs	8,803	12,572
Warehouse/manufacturing consolidation and other costs	2,721	11,374
Acquisitions, divestitures and other
Transaction and integration costs, net	14,055	3,291
Gain on sale of assets	(9,049)	(4,900)
Gain on sale of businesses	—	(2,604)
Impairment charges
Inventory write-down	(351)	(421)
Long-lived asset and intangible impairments	1,903	57,920
Adjusted EBITDA	$200,616	$258,938

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

A reconciliation from net cash provided by operating activities to operating free cash flow is as follows:

	Fiscal Year Ended June 30,
(amounts in thousands)	2022	2021
Net cash provided by operating activities	$80,241	$196,759
Purchases of property, plant and equipment	(39,965)	(71,553)
Operating free cash flow	$40,276	$125,206

As of June 30, 2022, we had non-current unrecognized tax benefits of $21.9 million for which we are not able to reasonably estimate the timing of future cash flows. As a result, this amount has not been included in the table above.
We believe that our cash on hand of $65.5 million at June 30, 2022 as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2023 capital expenditures and other expected cash requirements for at least the next 12 months.

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments, purchase commitments and operating leases. See Note 7, Leases, and Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Variable Consideration

In addition to fixed contract consideration, many of the Company’s contracts include some form of variable consideration. The Company offers various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of products and are therefore deducted from sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include the Company’s estimate of expected levels of performance and redemption rates. The Company exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of the promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates. During the year ended June 30, 2022, the Company revised its estimates for trade promotion expense incurred in the prior year based on new information that was not available at the time that the June 30, 2021 accrual was established. This change in estimate was due to unique circumstances, such as the implementation of bracket pricing in North America and less expense incurred from retail resets, both leading to lower-than-expected customer deductions on the outstanding promotional accrual. This change in estimate caused an increase in net sales of 0.2%.

Valuation of Accounts and Chargeback Receivable

We perform routine credit evaluations on existing and new customers. We apply reserves for delinquent or uncollectible trade receivables based on a specific identification methodology and also apply an additional reserve based on the experience we have with our trade receivables aging categories. As credit losses have been within our expectations in recent years and as only one customer represented more than 10% of accounts receivable, net at June 30, 2022, we believe there is no significant or unusual credit exposure at this time.

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2022, in conjunction with its budgeting and forecasting process for fiscal year 2023, and concluded that no indicators of impairment existed at any of its reporting units.

As of June 30, 2022, the carrying value of goodwill was $933.8 million. For the fiscal 2022 impairment analysis, the Company performed the qualitative assessment for all of its reporting units with the exception of the United Kingdom and Europe reporting units where a quantitative assessment was performed. The estimated fair value of each reporting unit exceeded its carrying value based on the analysis performed. For the United Kingdom and Europe reporting units, the quantitative analysis was performed. Holding all other assumptions used in the 2022 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of the reporting units to be in excess of the fair value. The fair values were based on significant management assumptions including an estimate of future cash flows. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods.

Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. The result of the annual assessment for the year ended June 30, 2022 indicated that the fair value of the Company’s tradenames exceeded their carrying values and no indicators of impairment with one exception that is discussed in Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

See also Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for additional information.

Business Combinations

During the year ended June 30, 2022, the Company completed the acquisition of THWR for total consideration of $260.4 million, net of cash acquired. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Accounting for the acquisition of THWR required estimation in determining the fair value of identified intangible assets for acquired customer relationships and tradenames. Estimation was utilized as it relates to inputs to the valuation techniques used to measure the fair value of these intangible assets as well as the sensitivity of the respective fair values to the underlying assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included discount rates, revenue growth rates, and operating margins. These assumptions are forward-looking and could be affected by future economic and market conditions.

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
During fiscal 2020, we recorded a valuation allowance against a majority of our state deferred tax assets and state net operating loss carryforwards as it was not more likely than not that the state tax attributes will be realized. In fiscal 2021, the Company had positive results in the United States and, thus, state-level taxable income. This resulted in an expected utilization of certain of the state deferred tax assets which were previously reserved. Valuation allowances reversed were based on this positive evidence, in addition to other positive evidence, which justified the release of an additional amount of the state valuation allowance.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2022, we had $889 million of variable rate debt outstanding under our Credit Agreement. During fiscal 2021, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2022, the notional amount of the interest rate swaps was $630 million. Of this amount, $230 million has a weighted average fixed rate of 1.77% with a maturity date in February 2023. The remaining amount of $400 million relates to derivatives for which fixed rate payments of 4.85% will start from February 2023. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would have no impact to net interest expense.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2022, approximately 45% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 52% of net sales in fiscal 2021 and 51% of net sales in fiscal 2020. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would have decreased by approximately $42.3 million and $4.2 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2022. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $102.1 million during the fiscal year ended June 30, 2022.

To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $131.8 million in notional amounts of cross-currency swaps and foreign currency exchange contracts at June 30, 2022. See Note 16, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as vegetables, fruits, oils, grains, beans, nuts, tea and herbs, spices, dairy products, plant-based surfactants, glycerin and alcohols, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. Although we sometimes hedge against fluctuations in the prices of the ingredients by using future or forward contracts or similar instruments, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted average cost of our primary inputs as of June 30, 2022. Based on our cost of goods sold during the fiscal year ended June 30, 2022, such a change would have resulted in an increase or decrease to cost of sales of approximately $101 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets - June 30, 2022 and 2021
Consolidated Statements of Operations - Fiscal Years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter	For the year ended June 30, 2022, the Company’s reported net sales was $1.9 billion. As described in Note 2 of the 2022 consolidated financial statements, the Company provides certain retailers and distributors with trade and promotional incentive programs, which results in variable consideration and the Company having to estimate the expected costs of these programs that are often settled in a period after the sale taking place. The estimated costs of these programs are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of trade promotions and sales incentive programs involves the use of judgment related to estimates of expected levels of performance and redemption rates.

Auditing the estimate of trade promotions and sales incentives is complex because the revenue recognized is determined based on significant management estimates. In particular, estimates are made for expected levels of performance and redemption rates. These estimates are based on historical performance of the retailer or distributor, types and levels of promotions, and expected deviations from historical trends. Changes in these assumptions can have a significant impact on the amount of the revenue recognized. The completeness of the trade promotions and sales incentives estimate could also be impacted by any undisclosed side arrangements with customers.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s trade and promotional incentive program process. For example, we tested controls over management’s review of significant assumptions, such as expected sales and consumption activity, management’s validation of the completeness and accuracy of the data used in making their estimates, and other controls such as their retrospective review analysis.

Among other tests, we tested the results of the Company's retrospective review analyses performed on their prior year and current year trade and promotional incentive program reserves, evaluated the assumptions used by comparing them to historical trends and third-party source information, and performed detailed transactional testing of customer deduction data. Additionally, we obtained confirmations from Company sales representatives to assess the completeness of incentive programs.

Valuation of Intangible Assets from the That’s How We Roll Acquisition

Description of the Matter
As described in Note 4 to the consolidated financial statements, during the year ended June 30, 2022, the Company completed the acquisition of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" for total consideration of $260.4 million, net of cash acquired. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

Auditing the Company's accounting for its acquisition of That’s How We Roll required complex auditor judgment due to the significant estimation uncertainty inherent in determining the fair value of identified intangible assets for acquired customer relationships and trade names. The significant estimation uncertainty was primarily due to the judgmental nature of the inputs to the valuation techniques used to measure the fair value of these intangible assets as well as the sensitivity of the respective fair values to the underlying significant assumptions. The significant assumptions used to estimate the fair value of the acquired intangible assets included discount rates, revenue growth rates, and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the valuation of intangible assets from the That’s How We Roll acquisition. For example, we tested controls over management’s review of the valuation models and significant assumptions described above.

To test the estimated fair value of the acquired customer relationships and trade names, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company. For example, we compared the revenue growth rates and operating margins to the historical results of the acquired business. We further performed sensitivity analyses to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the significant assumptions. In addition, we involved internal valuation specialists to assist us in our evaluation of the valuation methodologies and certain significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Jericho, New York
August 25, 2022

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 AND JUNE 30, 2021
(In thousands, except par values)

	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$65,512	$75,871
Accounts receivable, less allowance for doubtful accounts of $1,731 and $1,314, respectively	170,661	174,066
Inventories	308,034	285,410
Prepaid expenses and other current assets	54,079	39,834
Assets held for sale	1,840	1,874
Total current assets	600,126	577,055
Property, plant and equipment, net	297,405	312,777
Goodwill	933,796	871,067
Trademarks and other intangible assets, net	477,533	314,895
Investments and joint ventures	14,456	16,917
Operating lease right-of-use assets, net	114,691	92,010
Other assets	20,377	21,187
Total assets	$2,458,384	$2,205,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,765	$171,947
Accrued expenses and other current liabilities	86,833	117,957
Current portion of long-term debt	7,705	530
Total current liabilities	269,303	290,434
Long-term debt, less current portion	880,938	230,492
Deferred income taxes	95,044	42,639
Operating lease liabilities, noncurrent portion	107,481	85,929
Other noncurrent liabilities	22,450	33,531
Total liabilities	1,375,216	683,025
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,090 and 109,507 shares, respectively; outstanding: 89,302 and 99,069 shares, respectively	1,111	1,096
Additional paid-in capital	1,203,126	1,187,530
Retained earnings	769,098	691,225
Accumulated other comprehensive loss	(164,482)	(73,011)
	1,808,853	1,806,840
Less: Treasury stock, at cost, 21,788 and 10,438 shares, respectively	(725,685)	(283,957)
Total stockholders’ equity	1,083,168	1,522,883
Total liabilities and stockholders’ equity	$2,458,384	$2,205,908
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2022, 2021 AND 2020
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2022	2021	2020
Net sales	$1,891,793	$1,970,302	$2,053,903
Cost of sales	1,464,352	1,478,687	1,588,133
Gross profit	427,441	491,615	465,770
Selling, general and administrative expenses	300,665	302,368	324,376
Amortization of acquired intangible assets	10,214	8,931	11,638
Productivity and transformation costs	10,174	15,608	48,789
Proceeds from insurance claims	(196)	(592)	(2,962)
Goodwill impairment	—	—	394
Long-lived asset and intangibles impairment	1,903	57,920	27,493
Operating income	104,681	107,380	56,042
Interest and other financing expense, net	12,570	8,654	18,258
Other (income) expense, net	(11,380)	(10,067)	3,956
Income from continuing operations before income taxes and equity in net loss of equity-method investees	103,491	108,793	33,828
Provision for income taxes	22,716	41,093	6,205
Equity in net loss of equity-method investees	2,902	1,591	1,989
Net income from continuing operations	$77,873	$66,109	$25,634
Net income (loss) from discontinued operations, net of tax	—	11,255	(106,041)
Net income (loss)	$77,873	$77,364	$(80,407)

Net income (loss) per common share:
Basic net income per common share from continuing operations	$0.84	$0.66	$0.25
Basic net income (loss) per common share from discontinued operations	—	0.11	(1.02)
Basic net income (loss) per common share	$0.84	$0.77	$(0.77)

Diluted net income per common share from continuing operations	$0.83	$0.65	$0.25
Diluted net income (loss) per common share from discontinued operations	—	0.11	(1.02)
Diluted net income (loss) per common share	$0.83	$0.76	$(0.77)

Shares used in the calculation of net income (loss) per common share:
Basic	92,989	100,235	103,618
Diluted	93,345	101,322	103,937
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FISCAL YEARS ENDED JUNE 30, 2022, 2021 AND 2020
(In thousands)

	Fiscal Year Ended June 30, 2022			Fiscal Year Ended June 30, 2021			Fiscal Year Ended June 30, 2020
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax benefit	After-tax amount
Net income (loss)			$77,873			$77,364			$(80,407)

Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(102,113)	$—	(102,113)	$85,581	$—	85,581	$(37,847)	$—	(37,847)
Reclassification of currency translation adjustment included in net income (loss)	—	—	—	16,073	—	16,073	95,120	—	95,120
Change in deferred gains (losses) on cash flow hedging instruments	946	(146)	800	608	(128)	480	(1,007)	211	(796)
Change in deferred gains (losses) on fair value hedging instruments	633	(133)	500	—	—	—	—	—	—
Change in deferred gains (losses) on net investment hedging instruments	11,827	(2,485)	9,342	(4,751)	998	(3,753)	(3,627)	762	(2,865)
Total other comprehensive (loss) income	$(88,707)	$(2,764)	$(91,471)	$97,511	$870	$98,381	$52,639	$973	$53,612
Total comprehensive (loss) income			$(13,598)			$175,745			$(26,795)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2022, 2021 AND 2020
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2019	108,833	$1,088	$1,158,257	$695,017	4,614	$(110,039)	$(225,004)	$1,519,319
Net loss				(80,407)				(80,407)
Cumulative effect of adoption of ASU 2016-02				(439)				(439)
Other comprehensive income							53,612	53,612
Issuance of common stock pursuant to stock-based compensation plans	290	4	(4)					—
Employee shares withheld for taxes					73	(1,931)		(1,931)
Repurchases of common stock					2,551	(60,222)		(60,222)
Stock-based compensation expense			13,622					13,622
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2022, 2021 AND 2020
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2020	109,123	$1,092	$1,171,875	$614,171	7,238	$(172,192)	$(171,392)	$1,443,554
Net income				77,364				77,364
Cumulative effect of adoption of ASU 2016-13				(310)				(310)
Other comprehensive income							98,381	98,381
Issuance of common stock pursuant to stock-based compensation plans	384	4	(4)					—
Employee shares withheld for taxes					120	(4,282)		(4,282)
Repurchases of common stock					3,080	(107,483)		(107,483)
Stock-based compensation expense			15,659					15,659
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				77,873				77,873
Other comprehensive loss							(91,471)	(91,471)
Issuance of common stock pursuant to stock-based compensation plans	1,583	15	(15)					—
Employee shares withheld for taxes					724	(32,663)		(32,663)
Repurchases of common stock					10,626	(409,065)		(409,065)
Stock-based compensation expense			15,611					15,611
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2022, 2021 AND 2020
(In thousands)

	Fiscal Year Ended June 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$77,873	$77,364	$(80,407)
Net income (loss) from discontinued operations	—	11,255	(106,041)
Net income from continuing operations	$77,873	$66,109	$25,634
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	46,849	49,569	52,088
Deferred income taxes	9,020	9,884	36,160
Equity in net loss of equity-method investees	2,902	1,591	1,989
Stock-based compensation, net	15,611	15,659	13,078
Goodwill impairment	—	—	394
Long-lived asset and intangibles impairment	1,903	57,920	27,493
Gain on sale of assets	(8,588)	(4,900)	—
(Gain) loss on sale of businesses	—	(2,680)	3,564
Other non-cash items, net	(1,608)	429	342
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(5,347)	(2,890)	33,856
Inventories	(25,272)	(38,522)	33,236
Other current assets	(10,459)	55,172	(45,337)
Other assets and liabilities	(2,704)	(220)	5,986
Accounts payable and accrued expenses	(19,939)	(10,362)	(31,569)
Net cash provided by operating activities from continuing operations	80,241	196,759	156,914
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39,965)	(71,553)	(60,893)
Acquisitions of businesses, net of cash acquired	(259,985)	—	—
Investment in joint venture	(694)	(813)	—
Proceeds from sale of assets	12,335	10,395	—
Proceeds from sale of businesses, net and other	—	59,607	15,765
Net cash used in investing activities from continuing operations	(288,309)	(2,364)	(45,128)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	759,000	241,000	262,000
Repayments under bank revolving credit facility	(396,000)	(291,000)	(401,669)
Borrowings under term loan	300,000	—	—
Repayments under term loan	(3,750)	—	(206,250)
Proceeds from funding of discontinued operations	—	—	305,645
Payments of other debt, net	(3,320)	(2,094)	(2,040)
Share repurchases	(410,480)	(106,067)	(60,221)
Employee shares withheld for taxes	(32,663)	(4,282)	(1,931)
Net cash provided by (used in) financing activities from continuing operations	212,787	(162,443)	(104,466)
Effect of exchange rate changes on cash from continuing operations	(15,078)	6,148	(566)
CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operating activities	—	—	(5,748)
Cash provided by investing activities	—	—	297,592
Cash used in financing activities	—	—	(299,816)
Effect of exchange rate changes on cash - discontinued operations	—	—	(537)
Net cash used in discontinued operations	—	—	(8,509)
Net (decrease) increase in cash and cash equivalents	(10,359)	38,100	(1,755)
Cash and cash equivalents at beginning of year	75,871	37,771	39,526
Cash and cash equivalents of continuing operations at end of year	$65,512	$75,871	$37,771
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except par values and per share data)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide. The Company operates under two reportable segments: North America and International.

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

Unless otherwise indicated, references in these consolidated financial statements to 2022, 2021 and 2020 or “fiscal” 2022, 2021 and 2020 or other years refer to the fiscal year ended June 30 of that respective year and references to 2023 or “fiscal” 2023 refer to the fiscal year ending June 30, 2023.

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

Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles used required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. Actual results could differ from those estimates. These estimates include, among others, variable consideration related to revenue recognition for trade promotions and sales incentives, valuation of accounts and chargeback receivables, valuation of long-lived assets, goodwill and intangible assets (acquired in business combinations and analysis of impairment), stock-based compensation, and valuation allowances for deferred tax assets.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores in over 75 countries worldwide. The majority of the Company’s revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of products. The Company recognizes revenue as performance obligations are fulfilled when control passes to customers. Customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place, the Company considers the customer purchase orders to be contracts based on the criteria outlined in Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Payment terms and conditions vary by customer and are based on the billing schedule established in contracts or purchase orders with customers, but the Company generally provides credit terms to customers ranging from 10-90 days. Therefore, the Company has concluded that contracts do not include a significant financing component.

Sales includes shipping and handling charges billed to the customer and are reported net of discounts, trade promotions and sales incentives, consumer coupon programs and other costs, including estimated allowances for returns, allowances and discounts associated with aged or potentially unsalable product, and prompt pay discounts. Shipping and handling costs are accounted for as a fulfillment activity of promise to transfer products to customers and are included in the cost of sales line item on the Consolidated Statements of Operations.

Variable Consideration

In addition to fixed contract consideration, many of the Company’s contracts include some form of variable consideration. The Company offers various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of the products and are therefore deducted from net sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include the Company’s estimate of expected levels of performance and redemption rates. The Company exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of the promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates. During the year ended June 30, 2022, the Company revised its estimates for trade promotion expense incurred in the prior year based on new information that was not available at the time that the June 30, 2021 accrual was established. This change in estimate was due to unique circumstances, such as the implementation of bracket pricing in North America and less expense incurred from retail resets, both leading to lower-than-expected customer deductions on the outstanding promotional accrual. This change in estimate caused an increase in net sales of 0.2%.

Costs to Obtain or Fulfill a Contract

As the Company’s contracts are generally shorter than one year, the Company has elected a practical expedient under ASC 606 that allows the Company to expense as incurred the incremental costs of obtaining a contract if the contract period is for one year or less. These costs are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the Consolidated Balance Sheets. Effective July 1, 2020, collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions within selling, general and administrative expenses on the Consolidated Statements of Operations. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 15% and 6% of trade receivables balances as of June 30, 2022 and 2021, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

Based on cash collection history and other statistical analysis, the Company estimates the amount of unauthorized deductions customers have taken that the Company expects will be collected and repaid in the near future and records a chargeback receivable which is a component of trade receivables. Differences between estimated collectible receivables and actual collections are recognized in earnings in the period such differences are determined.

Sales to one customer and its affiliates approximated 15%, 11% and 12% of sales during the fiscal years ended June 30, 2022, 2021 and 2020, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to the Company’s property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 4, Acquisitions and Dispositions, and Note 6, Property, Plant and Equipment, Net. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

Leasehold improvements are amortized over the shorter of the respective initial lease term or the estimated useful life of the assets, and generally range from 3 to 20 years.

Software that is developed for internal use is recorded as a component of property, plant and equipment. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life. All other expenditures, including those incurred in order to maintain the asset’s current level of performance, are expensed as incurred. The net book value of internally developed software as of June 30, 2022 is $19,874 and it is included as a component of Computer Hardware and Software in Note 6, Property, Plant and Equipment, Net.

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and tradenames. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates.

See Note 8, Goodwill and Other Intangible Assets, for information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse factoring arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivables in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $170,737 during the year ended June 30, 2022, $96,788 during the year ended June 30, 2021 and $108,928 were sold in the year ended June 30, 2020. The incremental cost of factoring receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash from operating activities on the Consolidated Statements of Cash Flows.

Cost of Sales

Included in cost of sales are the cost of products sold, including the costs of raw materials and labor and overhead required to produce the products, warehousing, distribution, supply chain costs, as well as costs associated with shipping and handling of inventory.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Gains and losses arising from intercompany foreign currency transactions that are of a long-term nature are reported in the same manner as translation adjustments.

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in other (income) expense, net on the Consolidated Statements of Operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the Consolidated Statement of Operations. Research and development costs amounted to $9,416 in fiscal 2022, $10,372 in fiscal 2021 and $11,653 in fiscal 2020, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $15,393 in fiscal 2022, $20,706 in fiscal 2021 and $19,455 in fiscal 2020. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In July 2019, the Company received $7,027 as partial payment from an insurance claim relating to business disruption costs associated with a co-packer, $4,460 of which was recognized in fiscal 2019 as it related to reimbursement of costs incurred in that fiscal year. The Company recorded an additional $2,567 in the first quarter of fiscal 2020 and received an additional $462 of proceeds in the third quarter of fiscal 2020. In fiscal 2021 and fiscal 2022, the Company received $592 and $196 of proceeds from insurance claims, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2022 and 2021, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under the Company’s credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of other (income) expense, net or interest and other financing expense, net on the Consolidated Statement of Operations. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

The Company recognizes forfeitures as they occur at which time compensation cost previously recognized for an award that is forfeited because of failure to satisfy a condition is reversed in the period of the forfeiture.

The Company receives an income tax deduction in certain tax jurisdictions for restricted stock grants when they vest and for stock options exercised by employees equal to the excess of the market value of the Company’s common stock on the date of exercise over the option price. Excess tax benefits (tax benefits resulting from tax deductions in excess of compensation cost recognized) are classified as a cash flow provided by operating activities on the Consolidated Statements of Cash Flows.

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

See Note 4, Acquisitions and Dispositions, and Note 6, Property, Plant and Equipment, Net, for information on long-lived asset impairment charges.

Leases

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

The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases with an initial term of 12 months or less are not recognized on the Consolidated Balance Sheets. The Company has elected to separate lease and non-lease components.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination on the acquisition date in accordance with ASC 606 as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The Company adopted ASU 2021-08 during the second quarter of fiscal year 2022, and the adoption did not have an impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASU 2020-04 is currently effective and may be applied prospectively to contract modifications made on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies certain provisions in Topic 848, if elected by an entity, to apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. During the first quarter of fiscal year 2022, the Company adopted the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company is currently assessing the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Recently Issued Accounting Pronouncements Not Yet Effective

There are no recently issued accounting pronouncements not yet effective that the Company believes will have a significant impact on its consolidated financial statements.

3.    EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income per share utilized to calculate earnings per share on the Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2022	2021	2020
Numerator:
Net income from continuing operations	$77,873	$66,109	$25,634
Net income (loss) from discontinued operations, net of tax	—	11,255	(106,041)
Net income (loss)	$77,873	$77,364	$(80,407)

Denominator:
Basic weighted average shares outstanding	92,989	100,235	103,618
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	356	1,087	319
Diluted weighted average shares outstanding	93,345	101,322	103,937

There were 316, 137 and 428 restricted stock awards and stock options excluded from the Company’s calculation of diluted net income (loss) per share for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, as such awards were anti-dilutive.

Additionally 214, 721 and 2,645 stock-based awards outstanding at June 30, 2022, 2021 and 2020, respectively, were excluded from the calculation of diluted net income (loss) per share for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

4.     ACQUISITIONS AND DISPOSITIONS

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction, net of cash acquired, totaled $260,424. Of the total consideration, $259,985 was paid with the remaining $439 payable as of June 30, 2022. The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 10, Debt and Borrowings). The Company incurred, $5,103 of transaction costs in connection with the acquisition, which were expensed as incurred and are included as a component of selling, general and administrative expenses on the Consolidated Statements of Operations for the fiscal year ended June 30, 2022.

The following table summarizes the Company's allocation of the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date.

June 30,
2022
Accounts receivable, net	$5,107
Inventory	9,871
Prepaid expenses and other current assets	542
Property, plant and equipment	9,198
Goodwill	95,645
Identifiable intangible assets	193,800
Operating lease right-of-use assets	3,676
Other assets	163
Accounts payable and accrued expenses	(9,082)
Deferred income taxes	(44,271)
Operating lease liabilities	(4,225)
Total assets	$260,424

The fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Of the $193,800 of identifiable intangible assets acquired, $70,800 was assigned to customer relationships with a weighted average estimated useful life of 17 years, and $123,000 was assigned to tradenames with indefinite lives. The goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.

Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales and net income included in the Company’s consolidated results were 2.9% of consolidated net sales and 3.7% of net income, respectively, for the fiscal year ended June 30, 2022.

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

	Fiscal Year Ended
	June 30, 2022	June 30, 2021
Net sales	$1,945,564	$2,065,957
Net income from continuing operations(1)	$84,913	$68,142
Diluted net income per common share from continuing operations	$0.91	$0.67

(1) The pro forma adjustments include the elimination of transaction costs totaling $5,103 from the fiscal year ended June 30, 2022 and recognition of those costs in the fiscal year ended June 30, 2021. Additionally, the pro forma adjustments include the elimination of integration costs and a fair value inventory adjustment totaling $1,800 for the fiscal year ended June 30, 2022 and recognition of those costs in the fiscal period ended June 30, 2021.

GG UniqueFiber®

On June 28, 2021, the Company completed the divestiture of its crispbread crackers business, GG UniqueFiber (“GG”) for total cash consideration of $336. The sale of GG is consistent with the Company’s transformation and portfolio simplification process. GG operated in Norway and was part of the Company’s International reportable segment. The Company deconsolidated the net assets of GG during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $3,753 in the fourth quarter of fiscal 2021.

Dream® and WestSoy®

On April 15, 2021, the Company completed the divestiture of its North America non-dairy beverages business, consisting of the Dream® and WestSoy® brands (“Dream”), for total cash consideration of $33,000, subject to customary post-closing adjustments. The final purchase price was $31,320. The non-dairy beverage business was considered to be non-core within our broader North American business, and the sale aligns with the Company’s portfolio simplification process. The business operated out of the United States and Canada and was part of the Company’s North America reportable segment. The Company deconsolidated the net assets of the North American non-dairy beverage business during the twelve months ended June 30, 2021, recognizing a pre-tax gain on sale of $7,519 in the fourth quarter of fiscal 2021.

Fruit

In August 2020, the Company's Board of Directors approved a plan to sell its prepared fresh fruit, fresh fruit drinks and fresh fruit desserts division ("Fruit"), primarily consisting of the Orchard House® Foods Limited business and associated brands. This decision supported the Company's overall strategy as the Fruit business did not align, and had limited synergies with the rest of the Company's businesses. The Fruit business operated in the U.K. and was part of the Company’s International reportable segment. The Company determined that the held for sale criteria was met and classified the assets and liabilities of the Fruit business as held for sale as of September 30, 2020 and December 31, 2020, recognizing a pre-tax non-cash loss to reduce the carrying value to its estimated fair value less costs to sell of $56,093 during the fiscal year ended June 30, 2021. The sale was completed on January 13, 2021 for a total cash consideration of $38,547, recognizing a pre-tax loss on sale of $1,904.

Danival®

The Company entered into a definitive stock purchase agreement on June 30, 2020 for the sale of its Danival® business, a component of the International reportable segment, and the transaction closed on July 21, 2020. The Company deconsolidated the net assets of the Danival® business upon closing of the sale during the quarter ended September 30, 2020, recognizing a pre-tax gain on sale of $611 during the first quarter of fiscal 2021.

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising the former Tilda operating segment and certain other assets of the Tilda business for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The disposition of the Tilda operating segment represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations. Net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations was nil for the year ended June 30, 2022. The following table presents the major classes of Tilda’s results within net income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Net sales	$—	$30,399
Cost of sales	—	26,648
Gross profit	—	3,751
Selling, general and administrative expense	—	5,185
Other expense	75	1,172
Interest expense (1)	—	2,432
Translation loss (2)	—	95,120
Gain on sale of discontinued operations	—	(9,386)
Loss income from discontinued operations before income taxes	(75)	(90,772)
(Benefit) provision for income taxes (3)	(11,320)	12,909
Net income (loss) from discontinued operations, net of tax	$11,245	$(103,681)
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

There were no assets or liabilities from discontinued operations associated with Tilda as of June 30, 2022 and June 30, 2021.

Sale of Hain Pure Protein Reportable Segment

Sale of Hain Pure Protein Corporation and EK Holdings, Inc.

On June 28, 2019, the Company completed the sale of the remainder of Hain Pure Protein and EK Holdings, Inc. which included the FreeBird and Empire Kosher businesses. Other portions of the business were sold prior to June 28, 2019. The purchase price, net of customary adjustments based on the closing balance sheet of HPPC, was $77,714. The Company used the proceeds from the sale to pay down outstanding borrowings under its term loan. As a result of the disposition, the Company recognized a pre-tax loss of $636 in the twelve months ended June 30, 2019 to write down the assets and liabilities to the final sales price less costs to sell. The following table presents the major classes of Hain Pure Protein’s line items constituting the loss from discontinued operations, net of tax on the Consolidated Statements of Operations:

June 30,
2020
Loss on sale of discontinued operations	3,043
Net loss from discontinued operations before income taxes	(3,043)
Benefit for income taxes	(684)
Net loss from discontinued operations, net of tax	$(2,359)

There were no assets or liabilities from discontinued operations associated with Hain Pure Protein as of June 30, 2022 or 2021.

5.    INVENTORIES

Inventories consisted of the following:

	June 30, 2022	June 30, 2021
Finished goods	$202,544	$187,884
Raw materials, work-in-progress and packaging	105,490	97,526
	$308,034	$285,410

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2022	June 30, 2021
Land	$11,216	$13,666
Buildings and improvements	51,849	58,143
Machinery and equipment	296,398	306,811
Computer hardware and software	65,680	65,132
Furniture and fixtures	23,522	23,546
Leasehold improvements	54,999	54,360
Construction in progress	27,200	21,633
	530,864	543,291
Less: Accumulated depreciation and impairment	233,459	230,514
	$297,405	$312,777

Depreciation expense for the fiscal years ended June 30, 2022, 2021 and 2020 was $31,235, $34,291 and $31,409, respectively.

During fiscal year 2022, the Company completed the sale of undeveloped land plots in Boulder, Colorado in the United States for total cash proceeds of $10,005, net of brokerage and other fees, resulting in a gain in the amount of $8,656, which is included as a component of other (income) expense, net on the Consolidated Statement of Operations. The Company recognized a non-cash impairment charge of $303 during the fiscal year ended June 30, 2022 relating to a facility in the United Kingdom. Further, a facility in the United States was held for sale as of June 30, 2022 with a net carrying amount of $1,840.

During fiscal year 2021, the Company recorded $1,333 of non-cash impairment charges related to the write-down of building improvements. Additionally, during fiscal year 2021, the Company completed the sale of its manufacturing facility in Moonachie, NJ in the United States which resulted in a gain in the amount of $4,900. In connection with the sale, property, plant and equipment, net in the amount of $5,502 was written off. In addition to the aforementioned items, a non-cash impairment charge of $244 was recorded related to a facility in the United Kingdom which was held for sale as of June 30, 2021; the remaining property, plant and equipment, net of $1,874 was classified as held for sale on the Consolidated Balance Sheets as of June 30, 2021.

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

The components of lease expenses for the fiscal years ended June 30, 2022, 2021 and 2020 were as follows:

	Fiscal Year Ended
	2022	2021	2020
Operating lease expenses (a)	$15,911	$16,403	$18,981
Finance lease expenses (a)	251	391	1,197
Variable lease expenses	1,010	1,423	2,570
Short-term lease expenses	3,394	2,387	1,723
Total lease expenses	$20,566	$20,604	$24,471

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

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	June 30, 2022	June 30, 2021
Assets
Operating lease ROU assets	Operating lease right-of-use assets	$114,691	$92,010
Finance lease ROU assets, net	Property, plant and equipment, net	413	547
Total leased assets		$115,104	$92,557

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,154	$10,870
Finance	Current portion of long-term debt	149	229
Non-current
Operating	Operating lease liabilities, noncurrent portion	107,481	85,929
Finance	Long-term debt, less current portion	278	326
Total lease liabilities		$121,062	$97,354

Additional information related to leases is as follows:

	Fiscal Year Ended
	2022	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,462	$16,738	$17,290
Operating cash flows from finance leases	$20	$17	$26
Financing cash flows from finance leases	$226	$338	$543
ROU assets obtained in exchange for lease obligations (b):
Operating leases	$35,337	$25,446	$104,915
Finance leases	$116	$690	$1,475
ROU assets obtained in connection with an acquisition (See Note 4):
Operating leases	$4,098	$—	$—
Weighted average remaining lease term:
Operating leases	9.3 years	9.8 years	10.0 years
Finance leases	4.1 years	4.0 years	2.5 years
Weighted average discount rate:
Operating leases	3.9%	3.3%	3.0%
Finance leases	4.1%	3.9%	2.3%
(b) ROU assets obtained in exchange for lease obligations includes the impact of the adoption of ASU 2016-02 effective July 1, 2019 (see Note 2) and leases which commenced, were modified or terminated during the fiscal year ended June 30, 2020.

Maturities of lease liabilities as of June 30, 2022 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2023	$17,039	$162	$17,201
2024	17,886	80	17,966
2025	15,850	80	15,930
2026	15,306	67	15,373
2027	15,012	53	15,065
Thereafter	65,768	25	65,793
Total lease payments	146,861	467	147,328
Less: Imputed interest	26,226	40	26,266
Total lease liabilities	$120,635	$427	$121,062

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2020	$606,055	$255,903	$861,958
Divestiture	(8,429)	(14,362)	(22,791)
Translation and other adjustments, net	3,186	28,714	31,900
Balance as of June 30, 2021	600,812	270,255	871,067
Acquisition activity (See Note 4)	95,645	—	95,645
Translation and other adjustments, net	(742)	(32,174)	(32,916)
Balance as of June 30, 2022	$695,715	$238,081	$933,796

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2022 and concluded that no impairment existed at any of its reporting units.

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

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	June 30, 2022	June 30, 2021
Non-amortized intangible assets:
Trademarks and tradenames(1)	$379,466	$273,471
Amortized intangible assets:
Other intangibles	199,448	146,856
Less: accumulated amortization and impairment	(101,381)	(105,432)
Net carrying amount	$477,533	$314,895

(1) The gross carrying value of trademarks and trade names is reflected net of $94,873 and $93,273 of accumulated impairment charges as of June 30, 2022 and 2021, respectively.

The Company completed its annual assessment of impairment for indefinite-lived intangible assets in the fourth quarter of fiscal 2022. The assessment indicated that the fair value of the Company’s indefinite-lived intangible assets exceeded their carrying values and no impairment existed.

See Note 4, Acquisitions and Dispositions, for details surrounding the acquisition of THWR, including $193,800 of identifiable intangible assets acquired on December 28, 2021.

During fiscal 2022, the Company recorded an impairment of $1,600 related to an indefinite-lived intangible asset that has been deemed worthless. The amount of the impairment recorded represents the remaining carrying amount of the indefinite-lived intangible asset. The impairment loss is recorded within long-lived asset and intangibles impairment on the Consolidated Statements of Operations. The asset was part of the North America reportable segment.

In the fourth quarter of fiscal 2021, the Company completed the divestiture of its Dream and GG businesses. Other intangible assets totaling $7,833 and $729, consisting primarily of trademarks, were assigned to the divested businesses, respectively.

Amortizable intangible assets, which are deemed to have a finite life, primarily consist of customer relationships and are being amortized over their estimated useful lives of 7 to 25 years. Amortization expense was $10,214, $8,931 and $11,638 for the years ended June 30, 2022, 2021 and 2020, respectively.

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2023	2024	2025	2026	2027
Estimated amortization expense	$11,463	$8,748	$7,893	$7,509	$7,277

The weighted average remaining amortization period of amortized intangible assets is 13.7 years.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	June 30, 2021
Payroll, employee benefits and other administrative accruals	$44,756	$71,229
Facility, freight and warehousing accruals	10,922	15,197
Selling and marketing related accruals	9,548	9,988
Short-term operating lease liabilities	13,154	10,870
Other accruals	8,453	10,673
	$86,833	$117,957

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	June 30, 2022	June 30, 2021
Revolving credit facility	$593,000	$230,000
Term loans	296,250	—
Less: Unamortized issuance costs	(1,105)	—
Other borrowings(1)	498	1,022
	888,643	231,022
Short-term borrowings and current portion of long-term debt(2)	7,705	530
Long-term debt, less current portion	$880,938	$230,492
(1) Included in other borrowings are $427 (2021: $555) of finance lease obligations as discussed in Note 7, Leases.
(2) Included in short-term borrowings are $149 (2021: $229) of short-term finance lease obligations as discussed in Note 7, Leases.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the "Term Loans") and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440,000 U.S. revolving credit facility and a $360,000 global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026. As of June 30, 2022, there were $593,000 of loans under the Revolver, $296,250 of Term Loans, and $6,769 of letters of credit outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurodollar Rate plus a rate ranging from 0.875% to 1.750% per annum or (b) the Base Rate plus a rate ranging from —% to 0.750% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing Line Loans and Global Swing Line Loans denominated in U.S. Dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line Loans denominated in foreign currencies shall bear interest based on (a) the Euro Short Term Rate, or €STR, in the case of such loans denominated in Euros plus the Applicable Rate, (b) the Sterling Overnight Index Average Reference Rate, or SONIA, in the case of such loans denominated in Sterling plus the Applicable Rate or (c) the Canadian Prime Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2022 was 3.10%. Additionally, the Credit Agreement contains a Commitment Fee on the amount unused under the Credit Agreement ranging from 0.150% to 0.250% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The Credit Agreement includes maintenance covenants that will require compliance with a consolidated interest coverage ratio, a consolidated secured leverage ratio and a consolidated leverage ratio. As of June 30, 2022, $203,981 was available under the Credit Agreement, and the Company was in compliance with all associated covenants.

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

Credit Agreement Issuance Costs

Based on the Company's evaluation of the borrowing capacity associated with the creditors participating in the previous facility compared to those in the Credit Agreement, $1,762 of the $2,036 of unamortized deferred financing costs at December 22, 2021 were deferred and the remaining $274 were expensed as a component of interest and other financing expense, net on the Consolidated Statement of Operations. Additionally, the Company incurred debt issuance costs of approximately $2,764 in connection with the Credit Agreement. Of the total $4,526 of deferred debt issuance costs, $3,292 were associated with the Revolver and are being amortized on a straight-line basis within other assets on the Consolidated Balance Sheets, and $1,234 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of interest and other financing expense, net on the Consolidated Statement of Operations over the term of the Credit Agreement.

Maturities of all debt instruments at June 30, 2022, are as follows:

Due in Fiscal Year	Amount
2023	$7,705
2024	7,595
2025	7,580
2026	7,561
2027	7,557
Thereafter	850,645
$888,643

Interest paid during the fiscal years ended June 30, 2022, 2021 and 2020 amounted to $9,926, $5,903 and $15,514, respectively.

11.    INCOME TAXES

The components of income (loss) from continuing operations before income taxes and equity in net loss of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Domestic	$24,541	$60,215	$(29,339)
Foreign	78,950	48,578	63,167
Total	$103,491	$108,793	$33,828

The provision for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2022	2021	2020
Current:
Federal	$(197)	$2,243	$(44,595)
State and local	179	1,735	619
Foreign	13,714	27,253	14,021
	13,696	31,231	(29,955)
Deferred:
Federal	6,237	14,266	33,007
State and local	(463)	(10,064)	3,414
Foreign	3,246	5,660	(261)
	9,020	9,862	36,160
Total	$22,716	$41,093	$6,205

Cash paid for income taxes, net of (refunds), during the fiscal years ended June 30, 2022 amounted to $19,235. For the fiscal year ended June 30, 2021, the Company received net tax refunds of $32,998 including a $53,817 tax loss carryback claim under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which allowed for, among other provisions, a five-year carryback of net operating losses (“NOLs”) for 2018-2020 offset by taxes paid in other jurisdictions. Cash paid for income taxes, net of refunds, during the fiscal year ended June 30, 2020 amounted to $16,162.

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate on income before provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2022	%	2021	%	2020	%
Expected United States federal income tax at statutory rate	$21,733	21.0%	$22,847	21.0%	$7,104	21.0%
State income taxes, net of federal provision (benefit)	1,227	1.2%	1,150	1.1%	(668)	(1.9)%
Foreign income at different rates	(576)	(0.6)%	4,756	4.4%	382	1.1%
Impairment of intangible assets	—	—%	13,466	12.4%	—	—%
Change in valuation allowance(a)	(220)	(0.2)%	(5,921)	(5.4)%	4,499	13.3%
Change in reserves for uncertain tax positions	(997)	(1.0)%	1,971	1.8%	7,925	23.4%
Change in foreign tax rate(b)	(341)	(0.3)%	1,840	1.7%	—	—%
Loss on disposal of subsidiary		—%	1,073	1.0%	—	—%
U.S. tax (benefit) on foreign earnings	2,404	2.3%	(50)	(0.1)%	7,449	22.0%
CARES Act(c)		—%	(1,116)	(1.0)%	(25,668)	(75.9)%
Other	(514)	(0.4)%	1,077	1.0%	5,182	15.3%
Provision for income taxes	$22,716	21.9%	$41,093	37.8%	$6,205	18.3%

(a) The Company estimated that it would utilize certain of its state tax loss carryovers in the year ended June 30, 2021. This positive evidence, in addition to other positive evidence, resulted in the Company releasing the valuation allowance on its state deferred assets of $9,774. Further, in fiscal 2021, there was a release of a valuation allowance of $1,600 related to Danival; an increase in the valuation allowance of $5,051 related to the UK rate change; and a valuation allowance increase of $402 related to capital leases.

(b) In fiscal year 2021, the U.K. enacted into law a tax rate increase from 17% to 19% and on June 10, 2021, the U.K. enacted an increase in the corporate income tax rate to 25% effective April 1, 2023. The rate change impact in fiscal 2021 was primarily for the re-measurement of deferred tax liabilities on indefinite lived intangible assets.

(c) In fiscal 2020, the Company carried back NOLs generated in the June 30, 2019 tax year for five years, resulting in an income tax benefit of $18,949. The $18,949 income tax benefit represents the federal rate differential between 35% and 21%. In addition, there was an indirect tax benefit of $6,719 related to discontinued operations due to the CARES Act. Accordingly, the gross benefit recorded under the CARES Act in fiscal 2020 was $25,668 prior to the reserve under ASC 740-10. In fiscal 2021, the Company received the full refund with interest, with the net adjustment resulting in a benefit of $1,116.

With the effective date of January 1, 2018, the Tax Act also introduced a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax “BEAT” regime. For the fiscal years ended June 30, 2022, 2021 and 2020, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI tax relating to the Company’s foreign subsidiaries.

The Company elected to account for GILTI tax as a current period cost and recorded expense of $1,119 during the fiscal year ended June 30, 2022. The GILTI of $1,119 is included in the U.S. tax benefit on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F income and unremitted earnings in total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	June 30, 2022	June 30, 2021
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$6,395	$6,213
Reserves not currently deductible	11,675	15,261
Basis difference on intangible assets	(119,109)	(70,482)
Basis difference on property and equipment	(15,049)	(11,643)
Other comprehensive income	(726)	2,792
Net operating loss and tax credit carryforwards	50,077	43,960
Stock-based compensation	1,516	1,797
Unremitted earnings of foreign subsidiaries	(2,232)	(1,172)
Operating lease liability	25,423	14,165
Lease ROU assets	(23,905)	(12,971)
Other	7,782	7,048
Valuation allowances	(36,891)	(37,453)
Noncurrent deferred tax liabilities, net(1)	$(95,044)	$(42,485)

(1) Includes $0 and $154 of non-current deferred tax assets included within other assets on the June 30, 2022 and 2021 Consolidated Balance Sheets, respectively.

At June 30, 2022 and 2021, the Company had U.S. federal NOL carryforwards of approximately $79,890 and $59,514, respectively, certain of which will not expire until 2036. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382 which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $12,108 and $15,441 at June 30, 2022 and 2021, respectively, the majority of which are indefinite lived.

For the year ended June 30, 2022, the Company represents that $149,252 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $2,232. The Company continues to reinvest $809,196 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company has recorded valuation allowances in the amounts of $36,891 and $37,453 at June 30, 2022 and 2021, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2022	2021
Balance at beginning of year	$37,453	$41,941
Additions charged to income tax expense	784	5,601
Reductions credited to income tax expense	(1,004)	(11,520)
THWR purchase accounting	1,743	—
Currency translation adjustments	(2,085)	1,431
Balance at end of year	$36,891	$37,453

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2022	2021	2020
Balance at beginning of year	$22,870	$20,899	$11,869
Additions based on tax positions related to the current year	273	343	636
Additions based on tax positions related to prior years	304	3,045	8,499
Reductions due to lapse in statute of limitations and settlements	(1,546)	(1,417)	(105)
Balance at end of year	$21,901	$22,870	$20,899

As of June 30, 2022, the Company had $21,901 of unrecognized tax benefits, of which $18,089 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2021, the Company had $22,870 of unrecognized tax benefits, of which $19,058 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2020, the Company had $20,899 of unrecognized tax benefits of which $17,087 would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $2,952 and $2,549 at June 30, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent we generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the United Kingdom for years prior to fiscal 2021. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

12.     STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2022 and 2021, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Fiscal Year Ended June 30,
	2022	2021
Foreign currency translation adjustments:
Other comprehensive (loss) income before reclassifications	$(102,113)	$85,581
Amounts reclassified into income (1)	—	16,073
Deferred gains (losses) on cash flow hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives	3,511	(810)
Amount of gain (loss) reclassified from AOCL into income (expense) (2)	(2,711)	1,290
Deferred gains (losses) on fair value hedging instruments:
Amount of gain recognized in AOCL on derivatives	559	—
Amount of gain reclassified from AOCL into income	(59)	—
Deferred gain (losses) on net investment hedging instruments:
Amount of gain (loss) recognized in AOCL on derivatives	9,954	(3,359)
Amount of gain reclassified from AOCL into income (3)	(612)	(394)
Net change in AOCL	$(91,471)	$98,381

(1)Foreign currency translation gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sales of Danival, Fruit and GG UniqueFiber®, the Company reclassified 16,073 of translations from AOCL to the Company's results of operations.
(2)Amounts reclassified into income (expense) for deferred gains (losses) on cash flow hedging instruments are recorded on the Consolidated Statements of Operations as follows:

	Fiscal Year Ended June 30,
	2022	2021
Cost of sales	$108	$68
Interest and other financing expense, net	$105	$(150)
Other expense (income), net	$3,218	$(1,556)

(3)Amounts reclassified into income for deferred gains on net investment hedging instruments are recognized in “interest and other financing expense, net” in the Consolidated Statements of Operations and were $772 and $498 for the fiscal years ended June 30, 2022 and 2021, respectively.

Share Repurchase Program

In June 2017, August 2021 and January 2022, the Company's Board of Directors authorized the repurchase of up to $250,000, $300,000 and $200,000 of the Company’s issued and outstanding common stock, respectively. Share repurchases under each of the 2021 and 2022 authorizations commenced after the previous authorizations were fully utilized. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. In November 2021, the Company entered into a share repurchase agreement with affiliates of Engaged Capital, LLC (collectively, the “Selling Stockholders”), pursuant to which the Company repurchased 1,700 shares directly from the Selling Stockholders at a price of $45.00 per share (see Note 21, Related Party Transactions). During the fiscal year ended June 30, 2022, the Company repurchased 10,626 shares under the repurchase program, inclusive of the shares repurchased from the Selling Stockholders, for a total of $408,886, excluding commissions, at an average price of $38.48 per share. As of June 30, 2022, the Company had $173,514 of remaining authorization under the share repurchase program. During the fiscal year ended June 30, 2021, the Company repurchased 3,080 shares under the repurchase program for a total of $107,421, excluding commissions, at an average price of $34.87 per share. Of that amount, $1,415 was included in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of June 30, 2021 pending settlement of trade.

13.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has a stockholder-approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”), under which the Company’s officers, senior management, other key employees, consultants and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the “2019 Inducement Program”) to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the “Stock Award Plans”. In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTIP”) that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods.

There were 873, 237 and 990 shares underlying restricted stock awards (“RSAs”) or restricted share units (“RSUs”) granted under the Stock Award Plans during fiscal years 2022, 2021 and 2020, respectively, of which 249, 51 and 554, respectively, were granted under the LTIP and are subject to the achievement of minimum performance goals or market conditions, with the remaining being service-based awards. For performance awards and market awards, the foregoing share figures are stated at target levels, and the awards outstanding at June 30, 2022 generally provide for vesting at 0% to 200% of the target level. There were no options granted under the Stock Award Plans during fiscal years 2022, 2021 and 2020. At June 30, 2022, there were 6,355 and 2,635 shares available for grant under the 2002 Plan and 2019 Inducement Program, respectively.

Restricted Stock

Awards of restricted stock are either RSAs or RSUs that are issued at no cost to the recipient. RSA holders have all rights of a stockholder at the grant date, subject to certain restrictions on transferability and a risk of forfeiture. There were no RSAs outstanding at June 30, 2022. Shares underlying RSUs are not issued until vesting. Both award types are subject to continued employment and vesting conditions in accordance with provisions set forth in the applicable award agreements. The Company also grants market-based RSUs that vest contingent on meeting specific Total Shareholder Return (“TSR”) targets over a specified time period, and performance-based RSUs that vest contingent on meeting specific financial results within a specified time period. Performance-based or market-based RSUs are issued in the form of performance share units (“PSUs”).

A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the last three fiscal years ended June 30 is as follows:

	2022	Weighted Average Grant Date Fair Value (per share)	2021	Weighted Average Grant Date Fair Value (per share)	2020	Weighted Average Grant Date Fair Value (per share)
Non-vested - RSAs, RSUs and PSUs	1,780	$16.55	2,050	$15.85	2,729	$12.94
Granted	873	$43.55	237	$36.13	990	$17.36
Vested	(1,583)	$15.61	(375)	$25.21	(290)	$23.28
Forfeited	(280)	$32.98	(132)	$17.18	(1,379)	$8.80
Non-vested - RSAs, RSUs and PSUs	790	$42.44	1,780	$16.55	2,050	$15.85

At June 30, 2022, the table above includes a total of 163 shares that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from 0% to 200% of target. All such shares relate to the 2022-2024 LTIP as further described below. Granted shares also include 56 shares that may be earned based on certain performance-based metrics being met, all of which remained outstanding at June 30, 2022. Vested shares during the year ended

June 30, 2022 include a total of 1,299 shares under the 2019-2021 LTIP that vested at 100% of target based on achievement of target absolute total shareholder return ("TSR") levels, and a total of 13 shares granted in a previous period that vested based on certain performance-based metrics being met. Vested shares during the year ended June 30, 2021 include a total of 20 shares under the 2018-2020 LTIP that vested at 150% of target based on achievement of the maximum relative TSR target.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, for the last three fiscal years ended June 30 was as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Fair value of restricted stock granted	$38,005	$8,551	$17,179
Fair value of restricted stock vested	$71,376	$15,847	$6,775
Tax benefit recognized from restricted stock vesting	$3,658	$1,597	$939

At June 30, 2022, $22,706 of unrecognized stock-based compensation expense related to non-vested restricted stock was expected to be recognized over a weighted average period of approximately 1.9 years.

Long-Term Incentive Program

The participants of the LTIP include certain of the Company’s executive officers and other key executives. The LTI Program is administered by the Compensation Committee which is responsible for, among other items, selecting the specific performance measures for awards, setting the target performance required to receive an award after the completion of the performance period, and determining the specific payout to the participants.

•2022-2024 LTIP

During the fiscal year ended June 30, 2022, the Company granted 242 RSUs under the LTIP which vest over a three year period subject to continued employment. At June 30, 2022, 202 RSUs were outstanding under the LTI Program.

During the fiscal year ended June 30, 2022, the Company granted market-based PSU awards under the LTIP with a total target payout of 193 shares of common stock. At June 30, 2022, 163 of such shares were outstanding. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from November 18, 2021 through the earlier of (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “TSR Performance Period”). Vesting of 109 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 54 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from 0% to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with weighted average grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$39.00	$60.09
Risk-free interest rate	0.89%	0.89%
Expected dividend yield	—	—
Expected volatility	36.93%	24.46%
Expected term	2.99 years	2.99 years

•2019-2021 LTIP

Vesting is pursuant to the achievement of pre-established three-year compound annual TSR targets over the period from November 6, 2018 to November 6, 2021 with total shares eligible to vest ranging from 0% to 300% of the target award amount. Certain shares are subject to a holding period of one year after the vesting date, resulting in an illiquidity discount being applied to the grant date fair value for such shares. There were 51 and 554 PSUs granted during fiscal years 2021 and 2020, respectively. No such awards were granted during fiscal year 2022. Grant date fair values are calculated using a Monte-Carlo simulation model. The weighted average grant date fair values per target share and related valuation assumptions were as follows:

	Fiscal Year ended June 30,
	2021	2020
Grant date fair value (per target share)	$32.13	$10.92
Risk-free interest rate	0.13%	1.54%
Expected dividend yield	—	—
Expected volatility	40.37%	36.28%
Expected term	1.17 years	1.85 years

In the second quarter of fiscal 2022, the Compensation Committee determined that all outstanding awards under the 2019-2021 LTIP vested at 100% as a result of the TSR targets having been met.

•2018-2020 LTIP

Vesting was pursuant to a defined calculation of relative TSR over the period from January 24, 2019 to June 30, 2020, with total shares eligible to vest ranging from 0% to 150% of the grant. No such awards were granted during fiscal 2021 or 2020. In the first quarter of fiscal 2021, the Compensation Committee determined that all outstanding awards under the 2018-2020 LTIP vested at 150% as a result of the maximum relative TSR target having been met.

CEO Inducement Grant

On November 6, 2018, the Company’s CEO, Mark L. Schiller received a market-based PSU award with a target payout of 350 shares of common stock and a maximum payout of 1,050 shares of common stock (the “CEO Inducement Grant”). Vesting was pursuant to the achievement of pre-established three-year compound annual TSR levels over the period from November 6, 2018 to November 6, 2021. These PSUs were subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value. The grant date fair value per target share and related valuation assumptions used in the Monte Carlo simulation to value this award were as follows:

Grant date fair value (per target share)	$21.63
Risk-free interest rate	2.99%
Expected dividend yield	—
Expected volatility	35.17%
Expected term	3.00 years

The total grant date fair value of the award was $7,571. This PSU award was granted outside of the Stock Award Plans. In the second quarter of fiscal 2022, the Compensation Committee determined that the CEO Inducement Grant vested at 100% as a result of the TSR targets having been met.

Other Grants

Additionally, from time to time, the Company grants other awards that can be RSUs or PSUs to certain employees. RSUs generally vest over periods of one to three years based upon continued employment. PSUs generally vest over periods of one to three years based upon continued employment and the achievement of certain performance-based metrics being met. As of June 30, 2022, there were 369 and 56 of such RSUs and PSUs outstanding, respectively.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized on the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Selling, general and administrative expense	$15,611	$15,659	$13,078
Discontinued operations	—	—	544
Total compensation cost recognized for stock-based compensation plans	$15,611	$15,659	$13,622
Related income tax benefit	$1,574	$1,296	$1,518

Stock Options

The Company did not grant any stock options in fiscal years 2022, 2021 or 2020, and there were no stock options exercised during these periods. There were 122 options outstanding at each of June 30, 2022, 2021 and 2020, relating to a grant under a prior plan. Although no further awards can be granted under the prior plan, the options outstanding continue in accordance with the terms of the plan and grant.

For options outstanding and exercisable at June 30, 2022, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $2,578, and the weighted average remaining contractual life was 9.0 years. The weighted average exercise price of these options was $2.26. At June 30, 2022, there was no unrecognized compensation expense related to stock option awards.

14.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop’t Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At June 30, 2022 and 2021, the carrying value of the Company’s investment in Founders Table was $9,491 and $10,699, respectively, and is included on the Consolidated Balance Sheets as a component of investments and joint ventures.

The Company also holds the following investments: (a) Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting, and (b) Hain Future Natural Products Private Ltd., a joint venture with Future Consumer Ltd, accounted for under the equity method of accounting.

During fiscal year 2022, the Company concluded that the carrying value of its investment in Hain Future Natural Products Private Ltd. exceeded the estimated fair value of the investment and deemed the decline to be other-than-temporary. This resulted in the Company recording an impairment charge totaling $1,203, which is included as a component of equity in net loss of equity-method investees on the Consolidated Statement of Operations. The carrying value of the remaining investments was $4,965 and $6,218 as of June 30, 2022 and 2021, respectively, and is included on the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$7,476	$—	$7,476	$—
Equity investment	560	560	—	—
Total	$8,036	$560	$7,476	$—
Liabilities:
Derivative financial instruments	$3,184	$—	$3,184	$—
Total	$3,184	$—	$3,184	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2022 or 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 30, 2022 and 2021 were classified as Level 2 of the fair value hierarchy.

16.    DERIVATIVES AND HEDGING ACTIVITIES

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During fiscal 2023, the Company estimates that an additional $4,233 will be reclassified as a decrease to interest expense.

As of June 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	8	$630,000

As of June 30, 2022, the notional amount of the interest rate swaps was $630 million. Of this amount, $230 million has a maturity date in February 2023. The remaining amount of $400 million relates to derivatives that have an effective date in February 2023.

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2023, the Company estimates that an additional $277 relating to cross-currency swaps will be reclassified as an increase to interest expense.

As of June 30, 2022, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities and their exposure to the Euro. The Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. Dollars for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement.

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. Amounts are reclassified out of AOCL into earnings when the hedged net investment is either sold or substantially liquidated.

As of June 30, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	4	€100,300	$105,804

Fair Value Hedges

The Company is exposed to changes in the fair value of certain of its foreign denominated intercompany loans due to changes in foreign exchange spot rates. The Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in foreign exchange rates affecting gains and losses on intercompany loan principal and interest. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency-fixed-rate payments over the life of the agreement.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in unrealized exchange gains/losses.

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2023, the Company estimates that an additional $481 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

As of June 30, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	2022	2021	2022	2021
Intercompany loan receivable	$25,899	$—	$122	$—
Total	$25,899	$—	$122	$—

Non-Designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements and/or the Company has not elected to apply hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2022, the Company had no outstanding derivatives that were not designated as hedges in qualifying hedging relationships.

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$4,230	Accrued expenses and other current liabilities / Other non-current liabilities	$3,184
Cross-currency swaps	Prepaid expenses and other current assets / Other non-current assets	3,246	Other non-current liabilities	—
Total derivatives designated as hedging instruments		$7,476		$3,184

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2021:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$43	Accrued expenses and other current liabilities / Other noncurrent liabilities	$312
Cross-currency swaps	Prepaid expenses and other current assets	656	Other noncurrent liabilities	11,656
Total derivatives designated as hedging instruments		$699		$11,968

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of June 30, 2022, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income	Amount of Gain (Loss) Reclassified from AOCL into Income
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2022	2021	2020		2022	2021	2020
Interest rate swaps	$1,341	$279	$(817)	Interest and other financing expense, net	$27	$(308)	$(40)
Cross-currency swaps	3,129	(1,366)	(1,069)	Interest and other financing expense, net / Other expense (income), net	3,296	(1,398)	927
Foreign currency forward contracts	(93)	(78)	95	Cost of sales	108	(67)	(103)
Total	$4,377	$(1,165)	$(1,791)		$3,431	$(1,773)	$784

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of June 30, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Fiscal Year Ended June 30, 2022			Fiscal Year Ended June 30, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income		$27		$—	$(308)	$—
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income		$78	$3,218	$—	$158	$(1,556)
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCL into income	$108			$(67)	$—	$—

The following table presents the pre-tax effect of fair value hedge accounting on AOCL as of June 30, 2022, 2021 and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives			Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2022	2021	2020		2022	2021	2020
Cross-currency swaps	$708	$—	$—	Interest and other financing expense, net	$75	$—	$—
Total	$708	$—	$—		$75	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations as of June 30, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Fiscal Year Ended June 30, 2022			Fiscal Year Ended June 30, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of gain reclassified from AOCL into income	$—	$75	$122	$—	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the Consolidated Statements of Operations as of June 30, 2022, 2021 and 2020:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2022	2021	2020		2022	2021	2020
Cross-currency swaps	$12,599	$(4,251)	$(3,529)	Interest and other financing expense, net	$772	$498	$98

The following table presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Consolidated Statements Operations as of June 30, 2022, 2021 and 2020:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Fiscal Year Ended June 30,
		2022	2021	2020
Foreign currency forward contracts	Other expense (income), net	$—	$(399)	$119

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

17.    TERMINATION BENEFITS RELATED TO PRODUCTIVITY AND TRANSFORMATION INITIATIVES

As a part of the ongoing productivity and transformation initiatives related to the Company’s strategic objective to expand profit margins and cash flow, the Company initiated a reduction in workforce at targeted locations in the United States as well as at certain locations internationally. The reduction in workforce associated with these initiatives may result in additional charges throughout fiscal 2023.

The following table displays the termination benefits and personnel realignment activities and liability balances relating to the reduction in workforce for the year ended as of June 30, 2022:

	Balance at June 30, 2021	Charges, net	Amounts Paid	Foreign Currency Translation & Other Adjustments	Balance at June 30, 2022
Termination benefits and personnel realignment	$4,448	$3,450	$(5,985)	$(26)	$1,887

The liability balance as of June 30, 2022 and 2021 is included within accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets. Additional non-cash impairment charges related to the Company’s productivity and transformation initiatives have been incurred and are discussed within Note 6, Property, Plant and Equipment, Net, and Note 7, Leases.

18.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the "District Court") against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14,

2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint. The parties submitted supplemental briefing between May 12, 2022 and June 23, 2022.

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

On August 10, 2017, the District Court granted the parties’ stipulation to consolidate the Barnes Complaint, the Silva Complaint and the Merenstein Complaint under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”) and to appoint Robbins Arroyo LLP and Scott+Scott as Co-Lead Counsel, with the Law Offices of Thomas G. Amon as Liaison Counsel for Plaintiffs. On September 14, 2017, a related complaint was filed under the caption Oliver v. Berke, et al. (the “Oliver Complaint”), and on October 6, 2017, the Oliver Complaint was consolidated with the Consolidated Stockholder Class and Derivative Action. The Plaintiffs filed their consolidated amended complaint under seal on October 26, 2017. On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021, requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The District Court has extended the temporary stay through December 30, 2022.

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. These actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York into a proceeding captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company intends to file a motion to dismiss the Consolidated Amended Class Action Complaint, but no briefing schedule has been set. One consumer class action is pending in New York Supreme Court, Nassau County. The Company has moved to stay or transfer this case to the Consolidated Proceeding and that motion is pending. An additional consumer class action (Kathryn Gavula, et al. v. Beech-Nut Nutrition Co., et al.), was filed in the U.S. District Court for the District of Oregon, alleging that the Company violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”) by conspiring with other baby food manufacturers to conceal the presence of these heavy metals in our respective products. This lawsuit has been voluntarily dismissed by Plaintiffs. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

19.    DEFINED CONTRIBUTION PLANS

We have a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2022, 2021 and 2020, we made contributions to the Plan of $2,091, $2,025 and $2,464, and recorded retirement plan expense in the amount of $2,141, $2,482 and $1,362, respectively. In addition, while certain of the Company’s international subsidiaries maintain separate defined contribution plans for their employees, except for the United Kingdom operating segment, the amounts are not significant to the Company’s consolidated financial statements.

The United Kingdom operating segment offers an auto-enrollment defined contribution plan to all employees. Employees must be aged 22 or over but under the State Pension age and have earned over £10. Employees outside of this criteria have the option to opt-in. Employees must contribute a minimum percentage to the plan and the United Kingdom operating segments makes matching contributions. For the fiscal years ended June 30, 2022, 2021 and 2020, there were contributions and retirement plan expense recorded in the amount of $2,379, $3,487 and $3,523, respectively.

20.    SEGMENT INFORMATION

Our organizational structure consists of two geographic based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. Our International reportable segment is comprised of three operating segments: United Kingdom, Ella’s Kitchen UK and Europe. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources.

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

The Tilda operating segment was classified as discontinued operations as discussed in Note 4, Acquisitions and Dispositions. Segment information presented herein excludes the results of Tilda for all periods presented.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2022	2021	2020
Net Sales: (1)
North America	$1,163,132	$1,104,128	$1,171,478
International	728,661	866,174	882,425
	$1,891,793	$1,970,302	$2,053,903

Operating Income (Loss):
North America	$93,732	$129,010	$95,934
International	79,076	38,036	55,333
	172,808	167,046	151,267
Corporate and Other (2)	(68,127)	(59,666)	(95,225)
	$104,681	$107,380	$56,042

(1)One customer accounted for approximately 15%, 11%, and 12% of consolidated sales for the fiscal years ended June 30, 2022, 2021 and 2020, respectively, which were primarily related to the United States, Canada and United Kingdom operating segments.

(2)For the fiscal year ended June 30, 2022, Corporate and Other primarily included $3,629 related to Productivity and transformation costs and $59,974 of selling general and administrative costs.

For the fiscal year ended June 30, 2021, Corporate and Other primarily included $10,576 related to Productivity and transformation costs and $49,353 of selling general and administrative costs.

For the fiscal year ended June 30, 2020, Corporate and Other included $32,664 related to Productivity and transformation costs and tradename impairment charges of $13,994 ($8,462 related to North America and $5,532 related to International), partially offset by a benefit of $2,962 of proceeds from insurance claim.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
Turbocharge	$735,637	$717,596	$656,345
Targeted Investment	662,268	666,442	658,119
Fuel	395,824	396,644	391,229
Simplify	98,064	189,620	348,210
Total	$1,891,793	$1,970,302	$2,053,903
The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2022	2021	2020
United States	$1,037,082	$954,415	$1,016,230
United Kingdom	500,949	607,674	650,416
All Other	353,762	408,213	387,257
Total	$1,891,793	$1,970,302	$2,053,903

The Company’s long-lived assets, which primarily represent net property, plant and equipment, net and operating lease right-of-use assets, net by geographic region are as follows:

	Fiscal Year Ended June 30,
	2022	2021
United States	$182,038	$148,950
United Kingdom	133,213	142,973
All Other	96,845	112,864
Total	$412,096	$404,787

21.    RELATED PARTY TRANSACTIONS

On November 9, 2021, the Company entered into a share repurchase agreement with the Selling Stockholders, which are affiliates of Engaged Capital, LLC, pursuant to which the Company agreed to repurchase, directly from the Selling Stockholders, 1,700 shares of the Company’s common stock for $45.00 per share (the "Share Repurchase"), which equaled the price at which the Underwriter (as defined below) purchased shares from the Selling Stockholders, net of underwriting commissions and discounts, in an underwritten public offering that launched on November 10, 2021, whereby the Selling Stockholders sold certain other shares of common stock (the “Offering”). The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on November 9, 2021 was $47.95 per share. In connection with the Offering, on November 10, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”), and the Selling Stockholders. The Share Repurchase and the Offering were completed on November 15, 2021. The aggregate price paid by the Company for the Share Repurchase was $76,500 (see Note 12, Stockholders’ Equity), which the Company funded with borrowings under the Credit Agreement. The Company did not receive any proceeds from the Offering. The Founder and Chief Investment Officer of Engaged Capital, LLC is a member of the Company's Board of Directors.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including principal executive and financial officers, to allow timely decisions regarding disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of June 30, 2022.

Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc. (collectively doing business as "That's How We Roll" ("THWR")) from its evaluation of the effectiveness of the Company's disclosure controls and procedures. The Company acquired all outstanding stock of THWR on December 28, 2021. THWR, which is included in the 2022 consolidated financial statements of the Company, constituted approximately 1% of the Company's consolidated total assets, excluding THWR goodwill and intangible assets, net at June 30, 2022 and 3% of net sales for the year then ended.

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

Under the supervision, and with the participation, of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including the Company’s CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022. As reported above, on December 28, 2021, the Company acquired all outstanding stock of THWR. As a result, the Company is currently integrating THWR’s operations into its overall system of internal control over financial reporting and, if necessary, will make appropriate changes as it integrates THWR into the Company's overall internal control over financial reporting process.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired businesses, Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll", which is included in the 2022 consolidated financial statements of the Company and constituted 1% of total assets as of June 30, 2022 and 3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of That’s How We Roll.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and schedule and our report dated August 25, 2022 expressed an unqualified opinion thereon.

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
August 25, 2022

Item 9B.     Other Information

Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

PART IV

Item 15.        Exhibit and Financial Statement Schedules

(a)(1)     Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets - June 30, 2022 and 2021
        Consolidated Statements of Operations - Fiscal Years ended June 30, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2022, 2021 and 2020
        Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2022, 2021 and 2020
        Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2022, 2021 and 2020
        Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions, or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses (iii)	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2022
Allowance for doubtful accounts	$1,314	$1,292	$—	$(875)	$1,731
Valuation allowance for deferred tax assets	$37,453	$784	$—	$(1,346)	$36,891
Fiscal Year Ended June 30, 2021
Allowance for doubtful accounts	$638	$348	$—	$328	$1,314
Valuation allowance for deferred tax assets	$41,941	$5,601	$—	$(10,089)	$37,453
Fiscal Year Ended June 30, 2020
Allowance for doubtful accounts	$588	$454	$—	$(404)	$638
Valuation allowance for deferred tax assets	$34,912	$7,391	$—	$(362)	$41,941

(i)Represents the allowance for doubtful accounts of the business acquired or disposed of during the fiscal year
(ii)Amounts written off and changes in exchange rates
(iii)Includes item related to THWR purchase accounting (2022: $1,743; 2021: nil; 2020: nil)

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

10.1.2
Amended and Restated Security and Pledge Agreement, dated December 22, 2021, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2021).

10.2
Share Repurchase Agreement, dated November 9, 2021, by and among the Company, Engaged Capital Co-Invest VI, LP, Engaged Capital Co-Invest VI-B, LP, Engaged Capital Co-Invest VI-C, LP, Engaged Capital Co-Invest VI-D, LP and Engaged Capital Co-Invest VI-E, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021).

10.3.1*
The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.2.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.3.2*
Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, filed with the SEC on February 3, 2022).

10.3.3*
Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, filed with the SEC on February 3, 2022).

10.3.4*
Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP (Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, filed with the SEC on February 3, 2022).

10.3.5*
Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2022-2024 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, filed with the SEC on February 3, 2022).

10.3.6*
Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Special Recognition Awards (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021, filed with the SEC on February 3, 2022).

10.3.7*
Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – Christopher J. Bellairs (2022-2024 LTIP) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on May 5, 2022).

10.4*
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

10.7*
Offer Letter, dated January 18, 2022, between the Company and Christopher J. Bellairs (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on March 5, 2022).

10.8*	Amended and Restated Letter of Employment, dated March 18, 2021, between the Company and David J. Karch.

10.9*
Offer Letter, dated October 31, 2019, between the Company and Javier H. Idrovo (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2019, filed with the SEC on February 6, 2020).

10.10*
Offer Letter, dated January 3, 2019, between the Company and Christopher Boever (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

10.11*	Separation Agreement, dated May 6, 2022, between the Company and Christopher J. Boever.

10.12*
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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.
Date:	August 25, 2022	/s/ Christopher J. Bellairs
Christopher J. Bellairs, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Schiller	President, Chief Executive Officer and Director (Principal Executive Officer)	August 25, 2022
Mark L. Schiller

/s/ Christopher J. Bellairs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2022
Christopher J. Bellairs

/s/ Ameet Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2022
Ameet Kumar

/s/ Dean Hollis	Chair of the Board	August 25, 2022
Dean Hollis

/s/ Richard A. Beck	Director	August 25, 2022
Richard A. Beck

/s/ Celeste A. Clark	Director	August 25, 2022
Celeste A. Clark

/s/ Shervin J. Korangy	Director	August 25, 2022
Shervin J. Korangy

/s/ Michael B. Sims	Director	August 25, 2022
Michael B. Sims

/s/ Carlyn R. Taylor	Director	August 25, 2022
Carlyn R. Taylor

/s/ Glenn W. Welling	Director	August 25, 2022
Glenn W. Welling

/s/ Dawn M. Zier	Director	August 25, 2022
Dawn M. Zier