Form 10-Q
period 2022-09-30
HAIN CELESTIAL GROUP INC
filed 2022-11-08
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐    No  ☒

As of November 1, 2022, there were 89,313,637 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; foreign exchange and inflation rates; our strategic initiatives, our business strategy, our supply chain, including the availability and pricing of raw materials, our brand portfolio, pricing actions and product performance; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; foreign currency exchange risk; risks arising from the Russia-Ukraine war; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; challenges and uncertainty resulting from the COVID-19 pandemic; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of natural and organic ingredients; risks associated with operating internationally; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; pending and future litigation; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2022 AND JUNE 30, 2022
(In thousands, except par values)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$51,794	$65,512
Accounts receivable, less allowance for doubtful accounts of $1,910 and $1,731, respectively	172,692	170,661
Inventories	315,882	308,034
Prepaid expenses and other current assets	53,499	54,079
Assets held for sale	1,840	1,840
Total current assets	595,707	600,126
Property, plant and equipment, net	281,540	297,405
Goodwill	912,278	933,796
Trademarks and other intangible assets, net	463,161	477,533
Investments and joint ventures	13,827	14,456
Operating lease right-of-use assets, net	115,517	114,691
Other assets	34,960	20,377
Total assets	$2,416,990	$2,458,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,916	$174,765
Accrued expenses and other current liabilities	91,906	86,833
Current portion of long-term debt	7,657	7,705
Total current liabilities	257,479	269,303
Long-term debt, less current portion	891,123	880,938
Deferred income taxes	97,813	95,044
Operating lease liabilities, noncurrent portion	109,858	107,481
Other noncurrent liabilities	19,322	22,450
Total liabilities	1,375,595	1,375,216
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,114 and 111,090 shares, respectively; outstanding: 89,316 and 89,302 shares, respectively	1,112	1,111
Additional paid-in capital	1,207,120	1,203,126
Retained earnings	776,021	769,098
Accumulated other comprehensive loss	(216,944)	(164,482)
	1,767,309	1,808,853
Less: Treasury stock, at cost, 21,798 and 21,788 shares, respectively	(725,914)	(725,685)
Total stockholders’ equity	1,041,395	1,083,168
Total liabilities and stockholders’ equity	$2,416,990	$2,458,384
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2021
Net sales	$439,351	$454,903
Cost of sales	345,016	349,485
Gross profit	94,335	105,418
Selling, general and administrative expenses	74,951	73,989
Amortization of acquired intangible assets	2,788	2,095
Productivity and transformation costs	773	3,983
Proceeds from insurance claim	—	(196)
Operating income	15,823	25,547
Interest and other financing expense, net	7,677	1,856
Other income, net	(1,790)	(788)
Income from operations before income taxes and equity in net loss of equity-method investees	9,936	24,479
Provision for income taxes	2,631	4,542
Equity in net loss of equity-method investees	382	526
Net income	$6,923	$19,411

Net income per common share:
Basic	$0.08	$0.20
Diluted	$0.08	$0.20

Shares used in the calculation of net income per common share:
Basic	89,307	97,121
Diluted	89,493	97,438

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(In thousands)

	Three Months Ended
	September 30, 2022			September 30, 2021
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$6,923			$19,411
Other comprehensive loss:
Foreign currency translation adjustments before reclassifications	(67,149)	—	(67,149)	(22,805)	—	(22,805)
Change in deferred gains on cash flow hedging instruments	14,231	(3,638)	10,593	44	(9)	35
Change in deferred losses on fair value hedging instruments	(272)	69	(203)	—	—	—
Change in deferred gains on net investment hedging instruments	5,773	(1,476)	4,297	2,287	(480)	1,807
Total other comprehensive loss	$(47,417)	$(5,045)	$(52,462)	$(20,474)	$(489)	$(20,963)

Total comprehensive loss			$(45,539)			$(1,552)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168
Net income				6,923				6,923
Other comprehensive loss							(52,462)	(52,462)
Issuance of common stock pursuant to stock-based compensation plans	24	1						1
Employee shares withheld for taxes					10	(229)		(229)
Stock-based compensation expense			3,994					3,994
Balance at September 30, 2022	111,114	$1,112	$1,207,120	$776,021	21,798	$(725,914)	$(216,944)	$1,041,395

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Income (Loss)	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Employee shares withheld for taxes					29	(1,175)		(1,175)
Repurchase of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	$1,096	$1,191,817	$710,636	14,992	$(460,819)	$(93,974)	$1,348,756

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(In thousands)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,923	$19,411
Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	11,970	10,855
Deferred income taxes	(1,497)	(2,105)
Equity in net loss of equity-method investees	382	526
Stock-based compensation, net	3,994	4,287
Gain on sale of assets	(60)	(276)
Other non-cash items, net	(1,457)	(1,093)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(9,589)	(9,443)
Inventories	(16,907)	2,277
Other current assets	2,541	900
Other assets and liabilities	1,348	(1,566)
Accounts payable and accrued expenses	(2,764)	13,813
Net cash (used in) provided by operating activities	(5,116)	37,586
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7,215)	(17,810)
Investments and joint ventures, net	191	(408)
Proceeds from sale of assets	96	164
Net cash used in investing activities	(6,928)	(18,054)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	80,000	120,000
Repayments under bank revolving credit facility	(69,875)	(5,000)
Payments of other debt, net	(72)	(237)
Share repurchases	—	(177,103)
Employee shares withheld for taxes	(229)	(1,175)
Net cash provided by (used in) financing activities	9,824	(63,515)
Effect of exchange rate changes on cash	(11,498)	(2,926)
Net decrease in cash and cash equivalents	(13,718)	(46,909)
Cash and cash equivalents at beginning of period	65,512	75,871
Cash and cash equivalents at end of period	$51,794	$28,962

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug, and convenience stores in over 75 countries worldwide. The Company operates under two reportable segments: North America and International.

Acquisition
On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisition, for details.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2022 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2022 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $83,659 and $22,889 during the three months ended September 30, 2022 and 2021, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash used in operating activities on the Consolidated Statements of Cash Flows.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share utilized to calculate earnings per share on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income	$6,923	$19,411

Denominator:
Basic weighted average shares outstanding	89,307	97,121
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	186	317
Diluted weighted average shares outstanding	89,493	97,438

There were 489 and nil restricted stock awards excluded from our calculation of diluted net income per share for the three months ended September 30, 2022 and 2021, respectively, as such awards were anti-dilutive.

Additionally, 298 and 1,299 stock-based awards outstanding at September 30, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share for the three months ended September 30, 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

In January 2022, the Company's Board of Directors authorized the repurchase of up to $200,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2022, the Company did not repurchase any shares under the repurchase program. As of September 30, 2022, the Company had $173,514 of remaining authorization under the share repurchase program. During the three months ended September 30, 2021, the Company repurchased 4,525 shares under the repurchase program for a total of $175,597, excluding commissions, at an average price of $38.80 per share. Repurchases made during the three months ended September 30, 2021, were made under a previous Board of Directors authorization.

4.     ACQUISITION

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction consisted of cash, net of cash acquired, totaling $260,424. Of the total consideration, $259,985 was paid with the remaining $439 payable as of September 30, 2022. The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings).

Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales included in our consolidated results were 3.6% of consolidated net sales for the three months ended September 30, 2022.

The following table provides unaudited pro forma results of operations had the acquisition been completed at the beginning of fiscal 2022. The pro forma information reflects certain adjustments related to the acquisition but does not reflect any potential operating efficiencies or cost savings that may result from the acquisition. Accordingly, this information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Unaudited supplemental pro forma information
	Three Months Ended
	September 30, 2022	September 30, 2021
Net sales	$439,351	$485,196
Net income from operations	$6,923	$19,425
Diluted net income per common share from operations	$0.08	$0.20

The Company's acquisition is described in more detail in Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

5.    INVENTORIES

Inventories consisted of the following:

	September 30, 2022	June 30, 2022
Finished goods	$189,757	$202,544
Raw materials, work-in-progress, and packaging	126,125	105,490
	$315,882	$308,034

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2022	June 30, 2022
Land	$10,697	$11,216
Buildings and improvements	47,370	51,849
Machinery and equipment	285,941	296,398
Computer hardware and software	62,682	65,680
Furniture and fixtures	20,176	23,522
Leasehold improvements	52,521	54,999
Construction in progress	32,780	27,200
	512,167	530,864
Less: Accumulated depreciation and impairment	230,627	233,459
	$281,540	$297,405

Depreciation expense for the three months ended September 30, 2022 and 2021 was $8,067 and $7,408, respectively.

A facility in the United States was held for sale as of September 30, 2022 with a net carrying amount of $1,840.

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

The components of lease expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Operating lease expenses	$4,975	$3,752
Finance lease expenses	69	70
Variable lease expenses	180	403
Short-term lease expenses	496	1,365
Total lease expenses	$5,720	$5,590

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2022	June 30, 2022
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$115,517	$114,691
Finance lease ROU assets, net	Property, plant and equipment, net	387	413
Total leased assets		$115,904	$115,104

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$12,566	$13,154
Finance	Current portion of long-term debt	124	149
Non-current
Operating	Operating lease liabilities, noncurrent portion	109,858	107,481
Finance	Long-term debt, less current portion	277	278
Total lease liabilities		$122,825	$121,062

Additional information related to leases is as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,968	$3,745
Operating cash flows from finance leases	$4	$5
Financing cash flows from finance leases	$52	$60
ROU assets obtained in exchange for lease obligations:
Operating leases	$7,143	$319
Finance leases	$26	$—
Weighted average remaining lease term:
Operating leases	10.2 years	9.6 years
Finance leases	4.1 years	4.1 years
Weighted average discount rate:
Operating leases	4.5%	3.3%
Finance leases	4.3%	4.2%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2023 (remainder of year)	$12,533	$115	$12,648
2024	17,229	90	17,319
2025	15,378	89	15,467
2026	14,893	68	14,961
2027	14,738	53	14,791
Thereafter	82,318	25	82,343
Total lease payments	157,089	440	157,529
Less: Imputed interest	34,665	39	34,704
Total lease liabilities	$122,424	$401	$122,825

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2022	$695,715	$238,081	$933,796
Translation and other adjustments, net	3,468	(24,986)	(21,518)
Balance as of September 30, 2022	$699,183	$213,095	$912,278

There were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended September 30, 2022 or 2021.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2022	June 30, 2022
Non-amortized intangible assets:
Trademarks and tradenames	$366,368	$379,466
Amortized intangible assets:
Other intangibles	195,165	199,448
Less: Accumulated amortization	(98,372)	(101,381)
Net amortized intangible assets	96,793	98,067
Net other intangible assets	$463,161	$477,533

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2022 or 2021.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,
	2022	2021
Amortization of acquired intangibles	$2,788	$2,095

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2023 (remainder of year)	2024	2025	2026	2027
Estimated amortization expense	$8,108	$8,679	$7,812	$7,416	$7,319

The weighted average remaining amortization period of amortized intangible assets is 14.2 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2022	June 30, 2022
Revolving credit facility	$605,000	$593,000
Term loans	294,375	296,250
Less: Unamortized issuance costs	(1,043)	(1,105)
Other borrowings(1)	448	498
	898,780	888,643
Short-term borrowings and current portion of long-term debt(2)	7,657	7,705
Long-term debt, less current portion	$891,123	$880,938

(1) Includes $401 (June 30, 2022: $427) of finance lease obligations as discussed in Note 7, Leases.
(2) Includes $124 (June 30, 2022: $149) of short-term finance lease obligations as discussed in Note 7, Leases.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the "Term Loans") and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the "Revolver"). Both the Revolver and the Term Loans mature on December 22, 2026. As of September 30, 2022, there were $605,000 of loans under the Revolver, $294,375 of Term Loans, and $6,769 letters of credit outstanding under the Credit Agreement.

The Credit Agreement provides that loans will bear interest at rates based on (a) the Eurodollar Rate plus a rate ranging from 0.875% to 1.75% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.75% per annum, the relevant rate being the Applicable Rate. The Applicable Rate will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. Swing Line Loans and Global Swing Line Loans denominated in U.S. Dollars will bear interest at the Base Rate plus the Applicable Rate, and Global Swing Line Loans denominated in foreign currencies shall bear interest based on (a) the Euro Short Term Rate, or €STR, in the case of such loans denominated in Euros plus the Applicable Rate, (b) the Sterling Overnight Index Average Reference Rate, or SONIA, in the case of such loans denominated in Sterling plus the Applicable Rate or (c) the Canadian Prime Rate plus the Applicable Rate. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2022 was 4.38%. Additionally, the Credit Agreement contains a Commitment Fee on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

The Credit Agreement includes financial covenants that require compliance with a consolidated interest coverage ratio, a consolidated secured leverage ratio and a consolidated leverage ratio. The minimum consolidated interest coverage ratio is 2.75:1.00. The maximum consolidated secured leverage ratio was 5.00:1.00 through the fiscal quarter ended September 30, 2022; will be 4.50:1.00 for the fiscal quarters ending December 31, 2022 and March 31, 2023; and will be 4.25:1.00 thereafter commencing with the fiscal quarter ending June 30, 2023. The maximum consolidated leverage ratio is 6.00:1.00. As of September 30, 2022, $188,231 was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2022, the Company was in compliance with all associated covenants.

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

Maturities of all debt instruments at September 30, 2022, are as follows:

Due in Fiscal Year	Amount
Remainder of 2023	$5,597
2024	7,544
2025	7,253
2026	7,253
2027	871,133
Total debt and borrowings	$898,780

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

The effective income tax rate was an expense of 26.5% and 18.6% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the three months ended September 30, 2022 increased due to tax expense related to stock-based compensation and uncertain tax positions. The effective income tax rate for the three months ended September 30, 2021 decreased due to the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended September 30,
	2022	2021
Foreign currency translation adjustments:
Other comprehensive loss before reclassifications	$(67,149)	$(22,805)
Deferred gains on cash flow hedging instruments:
Amount of gain recognized in AOCL on derivatives (1)	11,360	535
Amount of gain reclassified from AOCL into income (1)	(767)	(500)
Deferred gains on fair value hedging instruments:
Amount of gain recognized in AOCL on derivatives (1)	1,145	—
Amount of gain reclassified from AOCL into income (1)	(1,348)	—
Deferred gains on net investment hedging instruments:
Amount of gain recognized in AOCL on derivatives (1)	4,666	1,910
Amount of gain reclassified from AOCL into income (1)	(369)	(103)
Net change in AOCL	$(52,462)	$(20,963)

(1)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow and net investment hedging instruments recorded in the Consolidated Statements of Operations in the three months ended September 30, 2022 and 2021.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company has a stockholder-approved plan, the Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), under which the Company’s officers, senior management, other key employees, consultants, and directors may be granted equity-based awards. The Company also grants shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan and 2019 Inducement Program are collectively referred to as the "Stock Award Plans." In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or "LTIP") that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods. The Company's plans are described in Note 13, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2022	2021
Selling, general and administrative expense	$3,994	$4,287
Related income tax benefit	$402	$273

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the three months ended September 30, 2022 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2022	790	$42.44
Granted	924	$21.48
Vested	(24)	$36.15
Forfeited	(54)	$40.76
Non-vested RSAs, RSUs and PSUs outstanding at September 30, 2022	1,636	$30.73

The table above includes a total of 365 shares granted during the three months ended September 30, 2022 that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 200% of target. All such shares relate to the 2023 – 2025 LTIP as further described below. Vested shares during the three months ended September 30, 2022 include a total of 5 shares related to certain performance-based metrics being met and a total of 19 shares related to service-based RSUs. There are market-based PSU awards outstanding under both the 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At September 30, 2022, 365 of such shares were outstanding under the 2023 – 2025 LTIP while 158 shares were outstanding under the 2022 – 2024 LTIP.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Three Months Ended September 30,
	2022	2021
Fair value of RSAs, RSUs and PSUs granted	$19,839	$478
Fair value of shares vested	$576	$2,522
Tax benefit recognized from restricted shares vesting	$78	$246

At September 30, 2022, there was $37,613 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.08 years.

2023-2025 LTIP

During the three months ended September 30, 2022, the Company granted market-based PSU awards under the LTI Program with a total target payout of 365 shares of common stock. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “TSR Performance Period”). Vesting of 245 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 120 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At September 30, 2022 and June 30, 2022, the carrying value of the Company’s investment in Founders Table was $8,910 and $9,491, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of the investments were $4,917 and $4,965 as of September 30, 2022 and June 30, 2022, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$25,596	$—	$25,596	$—
Equity investment	277	277	—	—
Total	$25,873	$277	$25,596	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$7,476	$—	$7,476	$—
Equity investment	560	560	—	—
Total	$8,036	$560	$7,476	$—
Liabilities:
Derivative financial instruments	$3,184	$—	$3,184	$—
Total	$3,184	$—	$3,184	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2022 or 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of September 30, 2022 and June 30, 2022 were classified as Level 2 of the fair value hierarchy.

15.    DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s receivables and borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining nine months of fiscal 2023, the Company estimates that an additional $5,150 will be reclassified as a decrease to interest expense.

As of September 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2023, the Company estimates that an additional $161 relating to the cross-currency swaps will be reclassified as an increase to interest expense.

As of September 30, 2022, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risk.

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its European foreign entities and their exposure to the Euro. The Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Europe. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. Dollars for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency- fixed-rate payments over the life of the agreement.

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in accumulated other comprehensive loss as part of the cumulative translation adjustment. Amounts are reclassified out of accumulated other comprehensive loss into earnings when the hedged net investment is either sold or substantially liquidated.

As of September 30, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2023, the Company estimates that an additional $359 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of September 30, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of September 30, 2022 and June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
Intercompany loan receivable	$24,211	$25,899	$1,688	$122

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$15,161	Accrued expenses and other current liabilities / Other noncurrent liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	10,435	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$25,596		$—

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$4,230	Accrued expenses and other current liabilities / Other noncurrent liabilities	$3,184
Cross-currency swaps	Prepaid expenses and other current assets	3,246	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$7,476		$3,184

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL for the three months ended September 30, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Interest rate swaps	$15,262	$(117)	Interest and other financing expense, net	$1,146	$(104)
Cross-currency swaps	—	776	Interest and other financing expense, net / Other (income) expense, net	(115)	738
Foreign currency forward contracts	—	19	Cost of sales	—	—
Total	$15,262	$678		$1,031	$634

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of September 30, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$1,146	$—	$—	$(104)	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(115)	$—	$—	$41	$697

The following table presents the pre-tax effect of fair value hedge accounting on AOCL for the three months ended September 30, 2022 and 2021:

Derivatives in Fair value Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Cross-currency swaps	$1,539	$—	Interest and other financing expense, net	$123	$—
Total	$1,539	$—		$123	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations as of September 30, 2022 and 2021:

	Location and Amount of Gain Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of gain reclassified from AOCL into income	$—	$123	$1,688	$—	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of (Loss) Gain Recognized in Income (Expense) on Derivatives	Amount of (Loss) Gain Recognized in Income (Expense) on Derivatives
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Cross-currency swaps	$6,268	$2,417	Interest and other financing expense, net	$(495)	$130

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision providing that upon certain defaults by the Company on any of its indebtedness, the Company could also be declared in default on its derivative obligations.

16.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the "District Court") against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results, and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14, 2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint. The parties submitted supplemental briefing between May 12, 2022 and June 23, 2022. In June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’

Motion to Dismiss the Second Amended Complaint with prejudice. Any objections by the parties to the Report and Recommendation are due by November 18, 2022.

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

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company intends to file a motion to dismiss the Consolidated Amended Class Action Complaint, and its motion to dismiss is due on November 7, 2022. One consumer class action is pending in New York Supreme Court, Nassau County. The Company has moved to stay or transfer this case to the Consolidated Proceeding and that motion is pending. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

In addition to the consumer class actions discussed above, the Company is currently named in five lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. Three of these lawsuits name multiple plaintiffs alleging claims of physical injuries. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder. In the matter, Palmquist et al., v. The Hain Celestial Group, Inc., pending in U.S. District Court, Southern District of Texas, the Court has set a trial date of February 6, 2023, while the Company awaits decisions on dispositive motions. In the matter, NC v. The Hain Celestial Group, et al., pending in Superior Court for the State of California, County of Los Angeles, the Court has set a trial date of May 2, 2023. The Company denies that its Products led to any of the alleged injuries and will defend these cases vigorously.

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

17.    SEGMENT INFORMATION

Our organization structure consists of two geographic based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. Our International reportable segment is comprised of three operating segments: United Kingdom, Ella’s Kitchen UK, and Europe. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses our performance and allocates resources.

We use segment net sales and operating income to evaluate performance and to allocate resources. We believe these measures are most relevant in order to analyze segment results and trends. Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses), impairment and acquisition related expenses, restructuring, integration, and other charges.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2022	2021
Net Sales:
North America	$288,396	$265,525
International	150,955	189,378
	$439,351	$454,903

Operating Income (Loss):
North America	$24,445	$16,842
International	7,675	24,069
	32,120	40,911
Corporate and Other (a)	(16,297)	(15,364)
	$15,823	$25,547

(a) In addition to general Corporate and Other expenses as described above, for the three months ended September 30, 2022, Corporate and Other included $94 of Productivity and transformation costs. For the three months ended September 30, 2021, Corporate and Other included $2,057 of Productivity and transformation costs.

The Company's net sales by product category(1) are as follows:

	Three Months Ended September 30,
	2022	2021
Growth	324,478	333,104
Fuel	95,726	97,254
Simplify	19,147	24,545
Total	$439,351	$454,903

(1)The Growth brands consist of our Turbocharge and Targeted Investment categories, which together are comprised of snacks, tea, baby, yogurt, plant-based meat, non-dairy beverages and personal care. The Fuel brands are pantry brands in categories such as soup, cooking oils and nut butters. The Simplify brands include all other brands.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended September 30,
	2022	2021
United States	$259,508	$233,487
United Kingdom	109,160	123,748
All Other	70,683	97,668
Total	$439,351	$454,903

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets, were as follows by geographic area:

	September 30, 2022	June 30, 2022
United States	$186,865	$182,038
United Kingdom	121,867	133,213
All Other	88,325	96,845
Total	$397,057	$412,096

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2022 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Lake Success, New York. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer, and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug, and convenience stores in over 75 countries worldwide.

The Company manufactures, markets, distributes, and sells organic and natural products, providing consumers with the opportunity to lead A Healthier Way of Life®. The Company’s food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean® and Queen Helene®.

In fiscal year 2022, the Company announced its “Hain 3.0” long-term strategy, to support the Company’s continued evolution to position the Company to be a global health and wellness company with industry-leading topline growth. The drivers of growth for Hain 3.0, which the Company intends to fund through productivity initiatives, are:

•Distribution,
•Innovation, and
•Marketing.

We have re-segmented the brand portfolio with a more global view to where we have the most growth potential. As a result, we have migrated from a strategy focused on rejuvenating North America behind a construct of “Get Bigger” and “Get Better” brand categories to one that focuses on growing global brands in categories where we think we have the most potential. The categories we have identified are called Growth and Fuel:

•The Growth category includes Turbocharge brands and Targeted Investment brands. Turbocharge brands are leading-share brands in categories that we believe provide the most opportunity for growth. The Targeted Investment brands are made up of leading-share brands in lower-growth categories. The Growth category consists of our brands in snacks, tea, baby, yogurt, plant-based meat, non-dairy beverages and personal care.
•The Fuel brands are stable brands that will be leveraged to fuel investment in the Growth brands. The Fuel brands are premium pantry brands with scale, in categories such as soup, cooking oils and nut butters.

We are establishing the foundation and the tools to deliver Hain 3.0 by stabilizing our business, delivering strong margin improvement and continuing to grow our net sales. Additionally, as part of Hain 3.0, we plan to continue to simplify our brand portfolio as we continue to identify brands that are declining and have low margins, which we refer to as Simplify brands. We view Simplify brands to be subscale declining businesses that have limited long-term potential for the Company, and therefore expect to manage such brands for profit until they are potentially divested, likely over the course of the next several years. We see momentum in our Growth brands and believe that we are well-positioned for the long term. As Hain 3.0 progresses, acquisitions are expected to play a role to help us strengthen our position in our priority categories.

Supply Chain Disruptions and Higher Costs

We continue to experience disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials, which has resulted in higher costs, including escalating transportation and other supply chain costs. Both the disruptions and higher costs have resulted in higher inventory levels. We expect this higher cost environment to continue, although we expect these higher costs to be partially mitigated by pricing actions we have implemented to date and further pricing actions that we plan to implement in fiscal year 2023. It is possible that more significant disruptions to our supply chain could occur.

Russia-Ukraine War

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain was adversely impacted by the Russia-Ukraine war during the fiscal year ended June 30, 2022 and the quarter ended September 30, 2022, and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased energy, fuel, and raw material prices. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. For example, the supply of sunflower oil has become constrained, compelling us to identify and procure alternative oils. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has somewhat affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations remains uncertain.

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

Acquisition

On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of Form 10-K for additional details.

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2022 and 2021 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2022		September 30, 2021		Dollars	Percentage
Net sales	$439,351	100.0%	$454,903	100.0%	$(15,552)	(3.4)%
Cost of sales	345,016	78.5%	349,485	76.8%	(4,469)	(1.3)%
Gross profit	94,335	21.5%	105,418	23.2%	(11,083)	(10.5)%
Selling, general and administrative expenses	74,951	17.1%	73,989	16.3%	962	1.3%
Amortization of acquired intangible assets	2,788	0.6%	2,095	0.5%	693	33.1%
Productivity and transformation costs	773	0.2%	3,983	0.9%	(3,210)	(80.6)%
Proceeds from insurance claim	—	—%	(196)	—%	196	(100.0)%
Operating income	15,823	3.6%	25,547	5.6%	(9,724)	(38.1)%
Interest and other financing expense, net	7,677	1.7%	1,856	0.4%	5,821	313.6%
Other income, net	(1,790)	(0.4)%	(788)	(0.2)%	(1,002)	127.2%
Income from operations before income taxes and equity in net loss (income) of equity-method investees	9,936	2.3%	24,479	5.4%	(14,543)	(59.4)%
Provision for income taxes	2,631	0.6%	4,542	1.0%	(1,911)	(42.1)%
Equity in net loss of equity-method investees	382	0.1%	526	0.1%	(144)	(27.4)%
Net income	$6,923	1.6%	$19,411	4.3%	$(12,488)	(64.3)%

Adjusted EBITDA	$36,029	8.2%	$47,316	10.4%	$(11,287)	(23.9)%
Diluted net income per common share	$0.08		$0.20		$(0.12)	(60.0)%

Net Sales

Net sales for the three months ended September 30, 2022 were $439.4 million, a decrease of $15.6 million, or 3.4%, as compared to $454.9 million in the three months ended September 30, 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $3.8 million, or 0.8%, from the prior year quarter due to a decline in the International reportable segment, partially offset by growth in the North America reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $94.3 million, a decrease of $11.1 million, or 10.5%, as compared to the prior year quarter. Additionally, gross profit margin of 21.5% was lower when compared with 23.2% in the prior year quarter. The decrease in gross profit was driven primarily by the International reportable segment, mainly due to lower net sales in the United Kingdom and Europe operating segments, higher energy and supply chain costs, as well as under absorption of overhead costs at our manufacturing facilities when compared to the prior year period. The North America reportable segment had an increase in gross profit mainly driven by top-line sales due to pricing increases and cost improvements driven by higher productivity, partly offset by inflation and lower net sales in the Canada operating segment when compared with the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $75.0 million for the three months ended September 30, 2022, an increase of $1.0 million, or 1.3%, from $74.0 million for the prior year quarter. The increase was primarily driven by the North America reportable segment and Corporate, with the United States operating segment accounting for the increase in the North America reportable segment due to the acquisition of THWR. The increase was partially offset by a decrease in selling expenses primarily in the International reportable segment as well as efficiencies gained from the Company's productivity and transformation initiatives.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.8 million for the three months ended September 30, 2022, an increase of $0.7 million from $2.1 million in the prior year quarter due to the acquisition of THWR in the second quarter of the prior fiscal year.

Productivity and Transformation Costs

Productivity and transformation costs were $0.8 million for the three months ended September 30, 2022, a decrease of $3.2 million from $4.0 million in the prior year quarter. The decrease was primarily due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Operating Income

Operating income for the three months ended September 30, 2022 was $15.8 million compared to $25.5 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $7.7 million for the three months ended September 30, 2022, an increase of $5.8 million, or 313.6%, from $1.9 million in the prior year quarter. The increase resulted primarily from a higher outstanding debt balance driven primarily by the acquisition of THWR in the second quarter of the prior fiscal year as well as share repurchase activity during fiscal 2022. The increase is also attributable to higher borrowing rates compared to the prior year quarter. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $1.8 million for the three months ended September 30, 2022, compared to $0.8 million in the prior year quarter. The change was primarily attributable to higher unrealized foreign currency gains, partially offset by lower gain on sale of business.

Income from Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income from operations before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2022 was $9.9 million compared to $24.5 million in the prior year quarter. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $2.6 million for the three months ended September 30, 2022 compared to $4.5 million in the prior year quarter.

The effective income tax rate was an expense of 26.5% and 18.6% for the three months ended September 30, 2022 and 2021, respectively. The effective income tax rate for the three months ended September 30, 2022 increased due to tax expense related to stock-based compensation and uncertain tax positions. The effective income tax rate for the three months ended September 30, 2021 was mainly decreased due to the reversal of uncertain tax position accruals based on filing and approval of certain elections by the tax authorities. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended September 30, 2022 was a loss of $0.4 million compared to $0.5 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended September 30, 2022 was $6.9 million, or $0.08 per diluted share, compared to $19.4 million, or $0.20 per diluted share, in the prior year quarter. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $36.0 million and $47.3 million for the three months ended September 30, 2022 and 2021, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations. On a constant currency basis, adjusted EBITDA decreased by $8.7 million, or 18.3%, from $47.3 million for the three months ended September 30, 2021 to $38.6 million for the three months ended September 30, 2022.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended September 30, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/22	$288,396	$150,955	$—	$439,351
Three months ended 9/30/21	265,525	189,378	—	454,903
$ change	$22,871	$(38,423)	n/a	$(15,552)
% change	8.6%	(20.3)%	n/a	(3.4)%

Operating income (loss)
Three months ended 9/30/22	$24,445	$7,675	$(16,297)	$15,823
Three months ended 9/30/21	16,842	24,069	(15,364)	25,547
$ change	$7,603	$(16,394)	$(933)	$(9,724)
% change	45.1%	(68.1)%	6.1%	(38.1)%

Operating income margin
Three months ended 9/30/22	8.5%	5.1%	n/a	3.6%
Three months ended 9/30/21	6.3%	12.7%	n/a	5.6%

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2022 were $288.4 million, an increase of $22.9 million, or 8.6%, from net sales of $265.5 million in the prior year quarter. On a constant currency basis, adjusted for the impact of the THWR acquisition and divestitures, net sales increased by 3.4%. In the United States operating segment, adjusted sales were higher compared to the prior year quarter mainly due to stronger sales in snacks, yogurt, baby, and other product categories. In the Canada operating segment, adjusted sales decreased compared to the prior year quarter primarily due to lower sales in personal care product categories. Operating income in North America for the three months ended September 30, 2022 was $24.4 million, an increase of $7.6 million from $16.8 million in the prior year quarter. The increase in operating income was mainly driven by top-line sales due to pricing increases and cost improvements driven by higher productivity, partly offset by inflation and lower net sales in the Canada operating segment when compared with the prior year quarter.

International

Our net sales in the International reportable segment for the three months ended September 30, 2022 were $151.0 million, a decrease of $38.4 million, or 20.3%, from net sales of $189.4 million in the prior year quarter. On a constant currency basis, net sales decreased 6.7% from the prior year quarter primarily due to a decline in sales in the Europe operating segment, partially offset by an increase in sales in the Ella's Kitchen UK and United Kingdom operating segments. The net sales decrease in the Europe operating segment was primarily due to the loss of a large non-dairy co-manufacturing customer. The net sales increase in the United Kingdom operating segment was due to higher sales of private label grocery items. Operating income in our International reportable segment for the three months ended September 30, 2022 was $7.7 million, a decrease of $16.4 million from operating income of $24.1 million for the three months ended September 30, 2021. Operating income was lower in the current quarter when compared to the prior year quarter mainly due to lower gross profit resulting from a decline in sales, higher energy and supply chain costs, as well as under absorption of overhead costs at our manufacturing facilities.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended September 30, 2022 was $16.3 million, an increase of $0.9 million, from operating loss of $15.4 million for the three months ended September 30, 2021. This change was primarily due to higher general and administrative expenses mainly on account of higher salaries, wages, and benefits.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

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

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 7, Leases

Our cash and cash equivalents balance decreased $13.7 million at September 30, 2022 to $51.8 million as compared to $65.5 million at June 30, 2022. Our working capital was $336.4 million at September 30, 2022, an increase of $7.4 million from $329.0 million at the end of fiscal 2022. Additionally, our total debt increased by $10.1 million at September 30, 2022 to $898.8 million as compared to $888.6 million at June 30, 2022 as a result of increased net borrowings to manage working capital. As of September 30, 2022, $188.2 million was available under the Credit Agreement as compared to $204.0 million available as of June 30, 2022. The Company was in compliance with all covenants at September 30, 2022.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, Middle East, and India. As of September 30, 2022, substantially all of the total cash balance from operations was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of September 30, 2022, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing, and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2022	2021	Dollars
Cash flows (used in) provided by:
Operating activities	$(5,116)	$37,586	$(42,702)
Investing activities	(6,928)	(18,054)	11,126
Financing activities	9,824	(63,515)	73,339
Decrease in cash and cash equivalents	(2,220)	(43,983)	41,763
Effect of exchange rate changes on cash and cash equivalents	(11,498)	(2,926)	(8,572)
Net decrease in cash and cash equivalents	$(13,718)	$(46,909)	$33,191

Cash used in operating activities was $5.1 million for the three months ended September 30, 2022, a decrease of $42.7 million from cash provided by operating activities of $37.6 million in the prior year period. This decrease versus the prior year period resulted primarily from lower cash generation of $31.4 million from our working capital accounts which was mainly due to higher inventory balance and lower accounts payable and reduction of $11.4 million in net income adjusted for non-cash charges in the current period.

Cash used in investing activities was $6.9 million for the three months ended September 30, 2022, a decrease of $11.1 million from $18.1 million in the prior year period primarily due to lower capital expenditure in the current period due to phasing of capital projects. During the three months ended September 30, 2022, $7.2 million of capital expenditures were incurred on account of capital projects primarily related to the United States and the United Kingdom operating segments.

Cash provided by financing activities was $9.8 million for the three months ended September 30, 2022, an increase in cash provided of $73.3 million compared to $63.5 million of cash used in the prior year period. The increase in cash provided by financing activities was primarily due to no share repurchases under our repurchase program during the three months ended September 30, 2022.

Operating Free Cash Flows

Our operating free cash flows were negative $12.3 million for the three months ended September 30, 2022, a decrease of $32.1 million from $19.8 million in the three months ended September 30, 2021. This decrease versus the prior year period resulted primarily from a decrease in cash flows from operations of $42.7 million driven by the reasons explained above. The decrease was partially offset by $10.6 million due to lower property, plant and equipment purchases in the current period. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flows.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2022, the Company repurchased no shares under the repurchase program. As of September 30, 2022, the Company had $173.5 million of remaining authorization under the share repurchase program.

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
Net Sales - Constant Currency Presentation
We believe that net sales adjusted for the impact of foreign currency provides useful information to investors because it provides transparency to underlying performance in our consolidated net sales by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange markets. To present net sales adjusted for the impact of foreign currency, current period net sales for entities reporting in currencies other than the U.S. Dollar are translated into U.S. Dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Net Sales - Adjusted for the Impact of Acquisitions, Divestitures and Discontinued Brands

We also exclude the impact of acquisitions, divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company's management believes that excluding the impact of acquisitions, divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

To present net sales adjusted for the impact of acquisitions, the net sales of an acquired business are excluded from fiscal quarters constituting or falling within the current period and prior period where the applicable fiscal quarter in the prior period did not include the acquired business for the entire quarter. To present net sales adjusted for the impact of divestitures and discontinued brands, the net sales of a divested business or discontinued brand are excluded from all periods.

A reconciliation between reported net sales and net sales adjusted for the impact of foreign currency, acquisitions, divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2022	$288,396	$150,955	$439,351
Acquisitions, divestitures, and discontinued brands	(16,006)	—	(16,006)
Impact of foreign currency exchange	1,068	25,786	26,854
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Three months ended September 30, 2022	$273,458	$176,741	$450,199

Net sales - Three months ended September 30, 2021	$265,525	$189,378	$454,903
Divestitures and discontinued brands	(949)	—	(949)
Net sales adjusted for divestitures and discontinued brands - Three months ended September 30, 2021	$264,576	$189,378	$453,954

Net sales growth (decline)	8.6%	(20.3)%	(3.4)%
Impact of acquisitions, divestitures, and discontinued brands	(5.6)%	—%	(3.3)%
Impact of foreign currency exchange	0.4%	13.6%	5.9%
Net sales growth (decline) on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	3.4%	(6.7)%	(0.8)%

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

A reconciliation of net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2022	2021
Net income	$6,923	$19,411

Depreciation and amortization	11,970	10,855
Equity in net loss of equity-method investees	382	526
Interest expense, net	7,279	1,146
Provision for income taxes	2,631	4,542
Stock-based compensation, net	3,994	4,287
Unrealized currency gains	(1,711)	(1,023)
Litigation and related costs
Litigation expenses	2,463	1,956
Proceeds from insurance claim	—	(196)
Restructuring activities
Plant closure related costs, net	(2)	996
Productivity and transformation costs	773	3,204
Warehouse/manufacturing consolidation and other costs	—	2,289
Acquisitions, divestitures and other
Transaction and integration costs, net	1,367	(231)
Gain on sale of assets	(40)	(446)
Adjusted EBITDA	$36,029	$47,316
Adjusted EBITDA - Constant Currency Presentation

We believe that this measure provides useful information to investors because it provides transparency to underlying performance in adjusted EBITDA by excluding the effect that foreign currency exchange rate fluctuations have on year-to-year comparability given the volatility in foreign currency exchange markets. To present this information for historical periods, current period adjusted EBITDA for entities reporting in currencies other than the U.S. Dollar are translated into U.S. Dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

A reconciliation between adjusted EBITDA and constant currency adjusted EBITDA is as follows:

(amounts in thousands)	Hain Consolidated
Adjusted EBITDA - Three months ended September 30, 2022	$36,029
Impact of foreign currency exchange	2,619
Adjusted EBITDA on a constant currency basis - Three months ended September 30, 2022	$38,648

Adjusted EBITDA - Three months ended September 30, 2021	$47,316

Operating Free Cash Flows

In our internal evaluations, we use the non-U.S. GAAP financial measure “Operating Free Cash Flows.” The difference between Operating Free Cash Flows from continuing operations and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Operating Free Cash Flows reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by or used in operating activities. We view Operating Free Cash Flows as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Operating Free Cash Flows in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from cash flows (used in) provided by operating activities to Operating Free Cash Flows is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(5,116)	$37,586
Purchases of property, plant and equipment	(7,215)	(17,810)
Operating free cash flows	$(12,331)	$19,776

We believe that our cash on hand of $51.8 million at September 30, 2022 as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated fiscal 2023 capital expenditures and other expected cash requirements for at least the next 12 months.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of accounts and chargeback receivable, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, from which there have been no material changes.

Recent Accounting Pronouncements

There were no recently adopted accounting pronouncements or recently issued accounting pronouncements not yet effective that the Company believes will have a significant impact on its consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 during the three months ended September 30, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of September 30, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 16, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the discussion of the material factors that make an investment in the Company speculative or risky contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 25, 2022.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
July 1, 2022 - July 31, 2022	—	$—	—	$173.5
August 1, 2022 - August 31, 2022	(9,445)	24.11	—	173.5
September 1, 2022 - September 30, 2022	(120)	19.99	—	173.5
Total	(9,565)	$24.06	—

(1) Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans.
(2) In January 2022, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions, and other corporate considerations. During the quarter ended September 30, 2022, the Company did not repurchase any shares under the repurchase program. As of September 30, 2022, the Company had $174 million of remaining authorization under the share repurchase program.

Item 6.        Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2018).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP

10.2*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (Absolute Total Shareholder Return)

10.3*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (Relative Total Shareholder Return)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 8, 2022	/s/ Mark L. Schiller
Mark L. Schiller, President and Chief Executive Officer

Date:	November 8, 2022	/s/ Christopher J. Bellairs
Christopher J. Bellairs, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2022	/s/ Ameet Kumar
Ameet Kumar, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)