Form 10-Q
period 2022-12-31
HAIN CELESTIAL GROUP INC
filed 2023-02-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2022
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
Yes  ☐    No  ☒

As of January 31, 2023, there were 89,417,250 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; foreign exchange and inflation rates; our strategic initiatives, our business strategy, our supply chain, including the availability and pricing of raw materials, our brand portfolio, pricing actions and product performance; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; foreign currency exchange risk; risks arising from the Russia-Ukraine war; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; the availability of natural and organic ingredients; risks associated with operating internationally; pending and future litigation, including litigation relating to Earth’s Best® baby food products; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; the reputation of our Company and our brands; our ability to use and protect trademarks; general economic conditions; the United Kingdom’s exit from the European Union; cybersecurity incidents; disruptions to information technology systems; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; compliance with our credit agreement; the discontinuation of LIBOR; challenges and uncertainty resulting from the COVID-19 pandemic; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2022 AND JUNE 30, 2022
(In thousands, except par values)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$43,437	$65,512
Accounts receivable, less allowance for doubtful accounts of $2,085 and $1,731, respectively	177,058	170,661
Inventories	324,525	308,034
Prepaid expenses and other current assets	58,781	54,079
Assets held for sale	1,500	1,840
Total current assets	605,301	600,126
Property, plant and equipment, net	294,635	297,405
Goodwill	927,078	933,796
Trademarks and other intangible assets, net	470,956	477,533
Investments and joint ventures	13,260	14,456
Operating lease right-of-use assets, net	101,374	114,691
Other assets	25,554	20,377
Total assets	$2,438,158	$2,458,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,677	$174,765
Accrued expenses and other current liabilities	85,168	86,833
Current portion of long-term debt	7,602	7,705
Total current liabilities	246,447	269,303
Long-term debt, less current portion	870,800	880,938
Deferred income taxes	95,131	95,044
Operating lease liabilities, noncurrent portion	92,587	107,481
Other noncurrent liabilities	24,552	22,450
Total liabilities	1,329,517	1,375,216
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,256 and 111,090 shares, respectively; outstanding: 89,419 and 89,302 shares, respectively	1,113	1,111
Additional paid-in capital	1,210,555	1,203,126
Retained earnings	786,987	769,098
Accumulated other comprehensive loss	(163,346)	(164,482)
	1,835,309	1,808,853
Less: Treasury stock, at cost, 21,837 and 21,788 shares, respectively	(726,668)	(725,685)
Total stockholders’ equity	1,108,641	1,083,168
Total liabilities and stockholders’ equity	$2,438,158	$2,458,384
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net sales	$454,208	$476,941	$893,559	$931,844
Cost of sales	350,351	359,646	695,367	709,131
Gross profit	103,857	117,295	198,192	222,713
Selling, general and administrative expenses	72,357	80,136	147,308	153,929
Amortization of acquired intangible assets	2,785	2,049	5,573	4,144
Productivity and transformation costs	986	2,786	1,759	6,769
Long-lived asset impairment	340	303	340	303
Operating income	27,389	32,021	43,212	57,568
Interest and other financing expense, net	10,812	2,592	18,489	4,448
Other income, net	(1,062)	(9,070)	(2,852)	(9,858)
Income before income taxes and equity in net loss of equity-method investees	17,639	38,499	27,575	62,978
Provision for income taxes	6,357	7,145	8,988	11,687
Equity in net loss of equity-method investees	316	465	698	991
Net income	$10,966	$30,889	$17,889	$50,300

Net income per common share:
Basic	$0.12	$0.33	$0.20	$0.53
Diluted	$0.12	$0.33	$0.20	$0.52

Shares used in the calculation of net income per common share:
Basic	89,380	94,036	89,343	95,579
Diluted	89,578	94,808	89,535	96,123

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021
(In thousands)

	Three Months Ended
	December 31, 2022			December 31, 2021
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$10,966			$30,889
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	59,674	—	59,674	(2,143)	—	(2,143)
Change in deferred (losses) gains on cash flow hedging instruments	(2,475)	610	(1,865)	682	(144)	538
Change in deferred gains on fair value hedging instruments	691	(170)	521	—	—	—
Change in deferred (losses) gains on net investment hedging instruments	(6,285)	1,553	(4,732)	1,709	(360)	1,349
Total other comprehensive income (loss)	$51,605	$1,993	$53,598	$248	$(504)	$(256)

Total comprehensive income			$64,564			$30,633

	Six Months Ended
	December 31, 2022			December 31, 2021
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$17,889			$50,300
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	(7,476)	—	(7,476)	(24,948)	—	(24,948)
Change in deferred gains on cash flow hedging instruments	11,755	(3,028)	8,727	726	(153)	573
Change in deferred gains on fair value hedging instruments	418	(100)	318	—	—	—
Change in deferred (losses) gains on net investment hedging instruments	(511)	78	(433)	3,997	(841)	3,156
Total other comprehensive income (loss)	$4,186	$(3,050)	$1,136	$(20,225)	$(994)	$(21,219)

Total comprehensive income			$19,025			$29,081

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168
Net income				6,923				6,923
Other comprehensive loss							(52,462)	(52,462)
Issuance of common stock pursuant to stock-based compensation plans	24	1						1
Employee shares withheld for taxes					10	(229)		(229)
Stock-based compensation expense			3,994					3,994
Balance at September 30, 2022	111,114	1,112	1,207,120	776,021	21,798	(725,914)	(216,944)	1,041,395
Net income				10,966				10,966
Other comprehensive income							53,598	53,598
Issuance of common stock pursuant to stock-based compensation plans	142	1						1
Employee shares withheld for taxes					39	(754)		(754)
Stock-based compensation expense			3,435					3,435
Balance at December 31, 2022	111,256	$1,113	$1,210,555	$786,987	21,837	$(726,668)	$(163,346)	$1,108,641

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2021
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Employee shares withheld for taxes					29	(1,175)		(1,175)
Repurchase of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	1,096	1,191,817	710,636	14,992	(460,819)	(93,974)	1,348,756
Net income				30,889				30,889
Other comprehensive loss							(256)	(256)
Issuance of common stock pursuant to stock-based compensation plans	1,436	14	(14)					—
Employee shares withheld for taxes					654	(29,858)		(29,858)
Repurchase of common stock					2,027	(89,831)		(89,831)
Stock-based compensation expense			4,156					4,156
Balance at December 31, 2021	111,004	$1,110	$1,195,959	$741,525	17,673	$(580,508)	$(94,230)	$1,263,856

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021
(In thousands)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,889	$50,300
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,125	21,758
Deferred income taxes	(1,983)	(3,271)
Equity in net loss of equity-method investees	698	991
Stock-based compensation, net	7,429	8,443
Long-lived asset impairment	340	303
Gain on sale of assets	(3,395)	(8,921)
Other non-cash items, net	(2,505)	(1,486)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(6,536)	12,370
Inventories	(18,629)	2,473
Other current assets	(331)	(5,126)
Other assets and liabilities	4,178	1,776
Accounts payable and accrued expenses	(23,932)	(11,579)
Net cash (used in) provided by operating activities	(2,652)	68,031
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,055)	(27,996)
Acquisitions of businesses, net of cash acquired	—	(254,569)
Investments and joint ventures, net	433	(514)
Proceeds from sale of assets	7,608	10,734
Net cash used in investing activities	(6,014)	(272,345)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	185,000	540,000
Repayments under bank revolving credit facility	(194,750)	(330,000)
Borrowings under term loan	—	300,000
Payments of other debt, net	(159)	(3,185)
Share repurchases	—	(266,933)
Employee shares withheld for taxes	(983)	(31,033)
Net cash (used in) provided by financing activities	(10,892)	208,849
Effect of exchange rate changes on cash	(2,517)	(3,204)
Net (decrease) increase in cash and cash equivalents	(22,075)	1,331
Cash and cash equivalents at beginning of period	65,512	75,871
Cash and cash equivalents at end of period	$43,437	$77,202

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

Acquisition
On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as "That's How We Roll" ("THWR"), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisition and Disposition, for details.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net income includes the Company's equity in the current earnings or losses of such companies.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2022 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2022 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $189,794 and $64,133 during the six months ended December 31, 2022 and 2021, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash used in operating activities on the Consolidated Statements of Cash Flows.
Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption by the Company and applies prospectively to contract modifications and hedging relationships. ASU 2020-04 is currently effective and may be applied prospectively to contract modifications made on or before December 31, 2022.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the provisions of Topic 848 to December 31, 2024.

ASU 2020-04 allows for different elections to be made at different points in time and the timing of those elections will be documented as applicable. For the avoidance of doubt, the Company intends to reassess its elections of optional expedients and exceptions included within ASU 2020-04 related to its hedging activities and will document the election of these items on a quarterly basis or when changes/additions are necessary.

During fiscal year 2023, the Company adopted hedge accounting expedients related to probability of forecasted transactions to assert probability of the hedged interest (payments/receipts) regardless of any expected modification in terms related to reference rate reform. The Company has also adopted the Secured Overnight Financing Rate (“SOFR”) as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company is continuing to assess the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share utilized to calculate earnings per share on the Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income	$10,966	$30,889	$17,889	$50,300

Denominator:
Basic weighted average shares outstanding	89,380	94,036	89,343	95,579
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	198	772	192	544
Diluted weighted average shares outstanding	89,578	94,808	89,535	96,123

There were 372 and 316 restricted stock awards excluded from our calculation of diluted net income per share for the three months ended December 31, 2022 and 2021, respectively, as such awards were anti-dilutive. There were 453 and 158 stock-based awards comprised of restricted stock awards and stock options excluded from the calculation of diluted net income per share for the six months ended December 31, 2022 and 2021, respectively, as such awards were anti-dilutive.

Additionally, 401 and 76 stock-based awards outstanding at December 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share for the three months ended December 31, 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Furthermore, 286 and 76 stock-based awards outstanding at December 31, 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share for the six months ended December 31, 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

In January 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $200,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2022, the Company did not repurchase any shares under the repurchase program. As of December 31, 2022, the Company had $173,514 of remaining authorization under the share repurchase program. During the six months ended December 31, 2021, the Company repurchased 6,552 shares under the repurchase program for a total of $265,420 excluding commissions, at an average price of $40.50 per share. Repurchases made during the six months ended December 31, 2021, were made under a previous Board authorization.

4.     ACQUISITION AND DISPOSITION

Acquisition

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction consisted of cash, net of cash acquired, totaling $260,185. Of the total consideration, $259,985 was paid with the remaining $200 payable as of December 31, 2022. The acquisition was funded with borrowings under the Credit Agreement (as defined in Note 9, Debt and Borrowings).

During the three months ended December 31, 2022 the Company finalized the purchase price allocation and recognized a measurement period adjustment of $794 to acquired deferred tax assets, with a related impact to goodwill. Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales included in our consolidated results were 3.5% of consolidated net sales for the three and six months ended December 31, 2022.

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

	Unaudited supplemental pro forma information
	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net sales	$454,208	$500,349	$893,559	$985,544
Net income from operations	$10,966	$36,244	$17,889	$55,669
Diluted net income per common share from operations	$0.12	$0.38	$0.20	$0.58

The Company's acquisition is described in more detail in Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Disposition

Westbrae Natural®

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand ("Westbrae") for total cash consideration of $7,498. The sale of Westbrae is consistent with the Company’s portfolio simplification process. Westbrae operated out of the United States and was part of the Company’s North America reportable segment. During the three months ended December 31, 2022, the Company deconsolidated the net assets of Westbrae, primarily consisting of $3,054 of goodwill, and recognized a pre-tax gain on sale of $3,359.

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2022	June 30, 2022
Finished goods	$194,071	$202,544
Raw materials, work-in-progress and packaging	130,454	105,490
	$324,525	$308,034

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2022	June 30, 2022
Land	$11,177	$11,216
Buildings and improvements	50,150	51,849
Machinery and equipment	301,240	296,398
Computer hardware and software	64,319	65,680
Furniture and fixtures	21,548	23,522
Leasehold improvements	53,753	54,999
Construction in progress	40,399	27,200
	542,586	530,864
Less: Accumulated depreciation and impairment	247,951	233,459
	$294,635	$297,405

Depreciation expense for the three months ended December 31, 2022 and 2021 was $8,195 and $7,244, respectively. Depreciation expense for the six months ended December 31, 2022 and 2021 was $16,262 and $14,652, respectively.

The Company recognized an impairment charge of $340 during the three months ended December 31, 2022 relating to a facility in the United States that is held for sale. The facility had a net carrying value of $1,500 and $1,840 as of December 31, 2022 and June 30, 2022 respectively.

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

The components of lease expenses for the three and six months ended December 31, 2022 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Operating lease expenses	$2,238	$3,665	$7,213	$7,417
Finance lease expenses	71	67	140	137
Variable lease expenses	169	306	349	709
Short-term lease expenses	390	677	886	2,042
Total lease expenses	$2,868	$4,715	$8,588	$10,305

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2022	June 30, 2022
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$101,374	$114,691
Finance lease ROU assets, net	Property, plant and equipment, net	366	413
Total leased assets		$101,740	$115,104

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$13,448	$13,154
Finance	Current portion of long-term debt	100	149
Non-current
Operating	Operating lease liabilities, noncurrent portion	92,587	107,481
Finance	Long-term debt, less current portion	279	278
Total lease liabilities		$106,414	$121,062

Additional information related to leases is as follows:

	Six Months Ended
	December 31, 2022	December 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,173	$7,560
Operating cash flows from finance leases	$9	$10
Financing cash flows from finance leases	$106	$123
ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$(4,764)	$3,182
Finance leases	$60	$116
ROU assets obtained in connection with an acquisition:
Operating leases	$—	$4,098
Weighted average remaining lease term:
Operating leases	10.7 years	9.5 years
Finance leases	4.1 years	4.2 years
Weighted average discount rate:
Operating leases	4.7%	3.2%
Finance leases	4.6%	3.9%

(1) Includes adjustment for modification of an operating lease during the three months ended December 31, 2022 which resulted in a reduction of ROU assets and lease liabilities of $13,876 and $17,244 respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2023 (remainder of year)	$9,544	$64	$9,608
2024	14,842	101	14,943
2025	12,564	99	12,663
2026	11,919	74	11,993
2027	11,638	54	11,692
Thereafter	77,290	25	77,315
Total lease payments	137,797	417	138,214
Less: Imputed interest	31,762	38	31,800
Total lease liabilities	$106,035	$379	$106,414

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2022	$695,715	$238,081	$933,796
Acquisition(1)	(794)	—	(794)
Divestiture(2)	(3,054)	—	(3,054)
Translation and other adjustments, net	4,252	(7,122)	(2,870)
Balance as of December 31, 2022	$696,119	$230,959	$927,078

(1) During the second quarter of fiscal year 2023, the Company finalized purchase accounting related to THWR resulting in a $794 reduction to goodwill. See Note 4.
(2) During December 2022, the Company completed the divestiture of Westbrae, a component of the United States reporting unit. Goodwill of $3,054 was assigned to the divested businesses on a relative fair value basis.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2022	June 30, 2022
Non-amortized intangible assets:
Trademarks and tradenames	$374,772	$379,466
Amortized intangible assets:
Other intangibles	202,802	199,448
Less: Accumulated amortization	(106,618)	(101,381)
Net amortized intangible assets	96,184	98,067
Net other intangible assets	$470,956	$477,533

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three and six months ended December 31, 2022 or 2021.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Amortization of acquired intangibles	$2,785	$2,050	$5,573	$4,145

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2022	June 30, 2022
Revolving credit facility	$587,000	$593,000
Term loans	292,500	296,250
Less: Unamortized issuance costs	(1,495)	(1,105)
Other borrowings(1)	397	498
	878,402	888,643
Short-term borrowings and current portion of long-term debt(2)	7,602	7,705
Long-term debt, less current portion	$870,800	$880,938

(1) Includes $379 (June 30, 2022: $427) of finance lease obligations as discussed in Note 7, Leases.
(2) Includes $100 (June 30, 2022: $149) of short-term finance lease obligations as discussed in Note 7, Leases.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (as amended by a First Amendment dated December 16, 2022, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit and is comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026.

The Credit Agreement includes financial covenants that require compliance with a consolidated interest coverage ratio, a consolidated leverage ratio and a consolidated secured leverage ratio. The minimum consolidated interest coverage ratio is 2.75:1.00. The maximum consolidated leverage ratio is 6.00:1.00. Through December 31, 2023 or such earlier date as elected by the Company (the “Amendment Period”), the maximum consolidated secured leverage ratio is 5.00:1.00. Following the Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions.

During the Amendment Period, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the Amendment Period, loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 0.875% to 1.750% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.750% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2022 was 5.59%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of December 31, 2022, there were $587,000 of loans under the Revolver, $292,500 of Term Loans, and $6,769 of letters of credit outstanding under the Credit Agreement. As of December 31, 2022, $206,231 was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2022, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the First Amendment to its Credit Agreement during the second quarter of fiscal year 2023, the Company incurred debt issuance costs of approximately $1,987, of which $1,916 was deferred. Of the total deferred costs, $1,396 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheets, and $520 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement.

Maturities of all debt instruments at December 31, 2022, are as follows:

Due in Fiscal Year	Amount
Remainder of 2023	$3,729
2024	7,361
2025	7,343
2026	7,320
2027	852,649
Total debt and borrowings	$878,402

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

The effective income tax rate was an expense of 36.0% and 18.6% for the three months ended December 31, 2022 and 2021, respectively. The effective income tax rate was an expense of 32.6% and 18.6% for the six months ended December 31, 2022 and 2021, respectively. The effective income tax rate for the six months ended December 31, 2022 was impacted by the gain on the sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rate for the six months ended December 31, 2021 was impacted by the reversal of uncertain tax position accruals based on filing of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR, and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Foreign currency translation adjustments:
Other comprehensive income (loss) income before reclassifications	$59,674	$(2,143)	$(7,476)	$(24,948)
Deferred (losses) gains on cash flow hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(454)	1,002	10,907	1,537
Amount of gain reclassified from AOCL into income (1)	(1,411)	(464)	(2,180)	(964)
Deferred (losses) gains on fair value hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(1,067)	—	78	—
Amount of loss reclassified from AOCL into expense (1)	1,588	—	240	—
Deferred (losses) gains on net investment hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(4,359)	1,460	309	3,370
Amount of gain reclassified from AOCL into income (1)	(373)	(111)	(742)	(214)
Net change in AOCL	$53,598	$(256)	$1,136	$(21,219)

(1)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three and six months ended December 31, 2022 and 2021.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

Under the Company's Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the "2002 Plan"), the Company historically granted equity-based awards to its officers, senior management, other key employees, consultants, and directors. The Company currently utilizes a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (the “2022 Plan”) which was approved at the Company’s 2022 Annual Meeting of Stockholders held on November 17, 2022. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The Company also historically granted shares under its 2019 Equity Inducement Award Program (the "2019 Inducement Program") to induce selected individuals to become employees of the Company. The 2002 Plan, the 2022 Plan and the 2019 Inducement Program are collectively referred to as the "Stock Award Plans." In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or "LTIP") that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods. The Company's LTIP plans, with the exception of the 2023 - 2025 LTIP described below, are described in Note 13, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Selling, general and administrative expense	$3,435	$4,156	$7,429	$8,443
Related income tax benefit	$552	$434	$954	$707

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the six months ended December 31, 2022 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2022	790	$42.44
Granted	1,003	$21.39
Vested	(166)	$39.20
Forfeited	(335)	$37.28
Non-vested RSAs, RSUs and PSUs outstanding at December 31, 2022	1,292	$29.37

The table above includes a total of 299 shares granted during the six months ended December 31, 2022 that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 200% of target. All such shares relate to the 2023 – 2025 LTIP as further described below. Vested shares during the six months ended December 31, 2022 include a total of 5 shares related to certain performance-based metrics being met and a total of 161 shares related to service-based RSUs. There are market-based PSU awards outstanding under both the 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At December 31, 2022, 299 of such shares were outstanding under the 2023 – 2025 LTIP while 82 shares were outstanding under the 2022 – 2024 LTIP.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Six Months Ended December 31,
	2022	2021
Fair value of RSAs, RSUs and PSUs granted	$21,457	$34,678
Fair value of shares vested	$3,317	$68,017
Tax benefit recognized from restricted shares vesting	$502	$3,532

At December 31, 2022, there was $26,765 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.0 years.

2023-2025 LTIP

During the six months ended December 31, 2022, the Company granted market-based PSU awards under the LTI Program with a total target payout of 299 shares of common stock. Such PSU awards (the "Absolute TSR PSUs") will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “TSR Performance Period”). Vesting of 200 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 99 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains a director on the Board following the Transition Date. As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller will receive severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during the three months ended December 31, 2022, and is accrued at December 31, 2022. The Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023 (the “Start Date”).

On the Start Date, Ms. Davidson received the following awards under the 2023-2025 LTIP: 36 Relative TSR PSUs (at target), 18 Absolute TSR PSUs (at target) and 36 RSUs. The Relative TSR PSUs and Absolute TSR PSUs have the same TSR Performance Period, performance goals and beginning stock price as those applicable to awards granted to other employees under the 2023-2025 LTIP. The RSUs will vest in one-third (1/3) installments on each of September 6, 2023, 2024 and 2025. Additionally, in recognition of the compensation Ms. Davidson forfeited by leaving her former employer, on the Start Date Ms. Davidson also received a one-time make-whole RSU award of 95 RSUs that will vest in one-third (1/3) installments on each of the first, second and third anniversaries of the Start Date.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At December 31, 2022 and June 30, 2022, the carrying value of the Company’s investment in Founders Table was $8,288 and $9,491, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of the remaining investments were $4,972 and $4,965 as of December 31, 2022 and June 30, 2022, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$15,101	$—	$15,101	$—
Equity investment	2	2	—	—
Total	$15,103	$2	$15,101	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$7,476	$—	$7,476	$—
Equity investment	560	560	—	—
Total	$8,036	$560	$7,476	$—
Liabilities:
Derivative financial instruments	3,184	—	3,184	—
Total	$3,184	$—	$3,184	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2022 or 2021.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of December 31, 2022 and June 30, 2022 were classified as Level 2 of the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2022, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining six months of fiscal 2023, the Company estimates that an additional $3,664 will be reclassified as a decrease to interest expense.

As of December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2023, the Company estimates that an additional $46 relating to cross-currency swaps will be reclassified as an increase to interest expense.

As of December 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	3	£2,590	€3,000

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

As of December 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest and other financing expense, net.

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2023, the Company estimates that an additional $239 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of December 31, 2022, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of December 31, 2022 and June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
Intercompany loan receivable	$26,441	$25,899	$2,230	$122

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2022:

	Asset Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$7,240
Interest rate swaps	Other noncurrent assets	5,250
Cross-currency swaps	Prepaid expenses and other current assets	2,365
Cross-currency swaps	Other noncurrent assets	246
Total derivatives designated as hedging instruments		$15,101

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$4,230	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,184
Cross-currency swaps	Prepaid expenses and other current assets	2,400	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	846	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$7,476		$3,184

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended December 31,			Three Months Ended December 31,
	2022	2021		2022	2021
Interest rate swaps	$(682)	$772	Interest and other financing expense, net	$1,988	$(105)
Cross-currency swaps	—	593	Interest and other financing expense, net / Other expense (income), net	(115)	664
Foreign currency forward contracts	80	(98)	Cost of sales	—	26
Total	$(602)	$1,267		$1,873	$585

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the six months ended December 31, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Six Months Ended December 31,			Six Months Ended December 31,
	2022	2021		2022	2021
Interest rate swaps	$14,580	$655	Interest and other financing expense, net	$3,135	$(209)
Cross-currency swaps	—	1,369	Interest and other financing expense, net / Other expense (income), net	(230)	1,402
Foreign currency forward contracts	80	(79)	Cost of sales	—	26
Total	$14,660	$1,945		$2,905	$1,219

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of December 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$1,988	$—	$—	$(105)	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(115)	$—	$—	$44	$620
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$26	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the six months ended of December 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Six Months Ended December 31, 2022			Six Months Ended December 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$3,135	$—	$—	$(209)	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(230)	$—	$—	$85	$1,317
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$26	$—	$—

The following table presents the pre-tax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended December 31, 2022 and 2021:

Derivatives in Fair Value Hedging Relationships	Amount of Loss Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31,			Three Months Ended December 31,
	2022	2021		2022	2021
Cross-currency swaps	$(1,416)	—	Interest and other financing expense, net / Other expense (income), net	$123	—

The following table presents the pre-tax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the six months ended December 31, 2022 and 2021:

Derivatives in Fair Value Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Six Months Ended December 31,			Six Months Ended December 31,
	2022	2021		2022	2021
Cross-currency swaps	$122	—	Interest and other financing expense, net / Other expense (income), net	$246	—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the three months ended of December 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(2,107)		$—	$—	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the six months ended of December 31, 2022 and 2021:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Six Months Ended December 31, 2022			Six Months Ended December 31, 2021
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(296)	$—	$—	$—	$—

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of (Loss) Gain Recognized in (Expense) Income on Derivatives	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives
	Three Months Ended December 31,			Three Months Ended December 31,
	2022	2021		2022	2021
Cross-currency swaps	$(5,790)	$1,849	Interest and other financing expense, net	$495	$140

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the six months ended December 31, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of (Loss) Gain Recognized in (Expense) Income on Derivatives	Amount of (Loss) Gain Recognized in (Expense) Income on Derivatives
	Six Months Ended December 31,			Six Months Ended December 31,
	2022	2021		2022	2021
Cross-currency swaps	$479	$4,267	Interest and other financing expense, net	$990	$270

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

Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results, and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14, 2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint. The parties submitted supplemental briefing between May 12, 2022 and June 23, 2022. In June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. Plaintiffs filed Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on December 7, 2022, and Defendants filed their Opposition to Plaintiffs’ Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on January 9, 2023. The Parties await a decision from the District Court on Defendants’ Motion to Dismiss the Second Amended Complaint.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The District Court has extended the temporary stay through April 30, 2023.

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company filed a motion to dismiss the Consolidated Class Action Complaint on November 7, 2022. The plaintiffs filed their opposition on December 22, 2022, and the Company filed its reply brief on January 20, 2023. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

In addition to the consumer class actions discussed above, the Company is currently named in six lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder.

•In the matter, Palmquist et al. v. The Hain Celestial Group, Inc., pending in U.S. District Court, Southern District of Texas, the trial proceedings commenced on February 6, 2023.

•In the matter, NC v. The Hain Celestial Group, et al., pending in Superior Court for the State of California, County of Los Angeles, the Court has set a trial date of October 4, 2023. The parties are currently engaging in discovery. Fact discovery is set to close on March 24, 2023, and expert discovery is set to close on May 5, 2023.

•There are currently two Nevada state court cases pending in Clark County District Court. The cases, Benitez v. Beech-Nut Nutrition Company, Inc., et al. and Buenaventura v. Beech-Nut Nutrition Company, Inc., et al., have been consolidated for the purposes of discovery only. In Benitez, the Court issued a scheduling order in September 2022. Pursuant to this Order, discovery will close on March 7, 2024 and the case is set the case for trial starting on July 29, 2024. There has been no further activity in the Buenaventura case.

•In Watkins v. Plum, PBC, et al., currently pending in the United States District Court for the Eastern District of Louisiana, the Court has set the case for trial beginning on August 28, 2023. The parties have started to engage in discovery.

•On January 9, 2023, Plaintiffs in P.A. et al. v. Hain Celestial Group, Inc. filed their First Amended Complaint in the Circuit Court of the First Circuit, State of Hawai’i. Defendants have not yet responded to this Complaint.

The Company denies that its Products led to any of the alleged injuries and will defend these cases vigorously. That said, additional lawsuits may be filed against the Company in the future, asserting similar or different legal theories and seeking similar or different types of damages and relief. Such lawsuits may be resolved in a manner adverse to us, and we may incur substantial costs or damages not covered by our insurance, which could have a material adverse effect on our financial condition and business.

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

17.    SEGMENT INFORMATION

Our organization structure consists of two geographic-based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. Our International reportable segment is comprised of three operating segments: United Kingdom, Ella’s Kitchen UK, and Europe. This structure is in line with how our Chief Operating Decision Maker (“CODM”), the Company's Chief Executive Officer, assesses our performance and allocates resources.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net Sales:
North America	$282,361	$275,014	$570,757	$540,539
International	171,847	201,927	322,802	391,305
	$454,208	$476,941	$893,559	$931,844

Operating Income (Loss):
North America	$32,262	$27,162	$56,707	$44,004
International	11,940	27,368	19,615	51,437
	44,202	54,530	76,322	95,441
Corporate and Other (a)	(16,813)	(22,509)	(33,110)	(37,873)
	$27,389	$32,021	$43,212	$57,568

(a) In addition to general Corporate and Other expenses as described above, for the three and six months ended December 31, 2022, Corporate and Other included $436 and $530 of Productivity and transformation costs, respectively. For the three and six months ended December 31, 2021, Corporate and Other included $953 and $3,010 of Productivity and transformation costs, respectively.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
United States	$255,056	$243,909	$514,563	$477,396
United Kingdom	123,578	139,352	232,738	263,100
All Other	75,574	93,680	146,258	191,348
Total	$454,208	$476,941	$893,559	$931,844

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets, were as follows by geographic area:

	December 31, 2022	June 30, 2022
United States	$170,184	$182,038
United Kingdom	132,116	133,213
All Other	93,709	96,845
Total	$396,009	$412,096

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2022 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Forward- looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Global Economic Environment

Economic conditions during fiscal year 2022 and the first half of fiscal year 2023 have been marked by inflationary pressures, rising interest rates and shifts in consumer demand.

•Inflation – The inflationary environment has led to higher costs for ingredients, packaging, energy, transportation and other supply chain components. We expect this higher cost environment to continue, although we expect these higher costs to be partially mitigated by pricing actions we have implemented to date and further pricing actions that we may implement.
•Interest Rates – Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen significantly starting in the second half of fiscal year 2022. These higher interest rates, together with a higher outstanding debt balance, has led to an increase in our interest expense, which we expect to continue.
•Consumer Demand – Recent economic conditions have resulted in changes in consumer spending patterns, which has had an impact on our sales. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence can cause changes in consumer spending behavior, particularly with respect to higher priced better-for-you products. Economic conditions have prompted some consumers, particularly in Europe, to shift to lower-priced products.

Supply Chain Disruptions

We continue to experience disruption in our supply chain network, including the supply of certain ingredients, packaging, and other sourced materials. These disruptions, in addition to the higher costs described above, have resulted in higher inventory levels. In some cases the disruptions result in an inability to fulfill certain customer orders, which can lead to fines from the customers. Although we believe the unprecedented industry-wide supply chain disruptions are largely behind us, it is possible that additional disruptions to our supply chain could occur.

Russia-Ukraine War

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain was adversely impacted by the Russia-Ukraine war during the second half of fiscal year 2022 and the first half of fiscal year 2023 and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased energy and raw material prices. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has somewhat affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations in the future remains uncertain.

COVID-19

The COVID-19 pandemic continues to contribute to the challenging economic conditions described above, including manufacturing and supply chain challenges, labor market shortages and changing consumer behaviors amid uncertain economic conditions.

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

Disposition

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand ("Westbrae") for total cash consideration of $7,498. The sale of Westbrae is consistent with the Company’s portfolio simplification process, to focus on the brands and categories with the most growth potential. Westbrae operated out of the United States and was part of the Company’s North America reportable segment.

CEO Succession

On November 22, 2022, the Board of Directors (the "Board") of the Company approved a succession plan pursuant to which Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains as a director on the Board following the Transition Date. The Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023 (the “Start Date”).

Comparison of Three Months Ended December 31, 2022 to Three Months Ended December 31, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2022 and 2021 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2022		December 31, 2021		Dollars	Percentage
Net sales	$454,208	100.0%	$476,941	100.0%	$(22,733)	(4.8)%
Cost of sales	350,351	77.1%	359,646	75.4%	(9,295)	(2.6)%
Gross profit	103,857	22.9%	117,295	24.6%	(13,438)	(11.5)%
Selling, general and administrative expenses	72,357	15.9%	80,136	16.8%	(7,779)	(9.7)%
Amortization of acquired intangible assets	2,785	0.6%	2,049	0.4%	736	35.9%
Productivity and transformation costs	986	0.2%	2,786	0.6%	(1,800)	(64.6)%
Long-lived asset impairment	340	0.1%	303	0.1%	37	12.2%
Operating income	27,389	6.0%	32,021	6.7%	(4,632)	(14.5)%
Interest and other financing expense, net	10,812	2.4%	2,592	0.5%	8,220	317.1%
Other income, net	(1,062)	(0.2)%	(9,070)	(1.9)%	8,008	(88.3)%
Income before income taxes and equity in net loss of equity-method investees	17,639	3.9%	38,499	8.1%	(20,860)	(54.2)%
Provision for income taxes	6,357	1.4%	7,145	1.5%	(788)	(11.0)%
Equity in net loss of equity-method investees	316	0.1%	465	0.1%	(149)	(32.0)%
Net income	$10,966	2.4%	$30,889	6.5%	$(19,923)	(64.5)%

Adjusted EBITDA	$49,817	11.0%	$59,264	12.4%	$(9,447)	(15.9)%
Diluted net income per common share	$0.12		$0.33		$(0.21)	(63.6)%

Net Sales

Net sales for the three months ended December 31, 2022 were $454.2 million, a decrease of $22.7 million, or 4.8%, as compared to $476.9 million in the three months ended December 31, 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $11.5 million, or 2.4%, from the prior year quarter driven by both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended December 31, 2022 was $103.9 million, a decrease of $13.4 million, or 11.5%, as compared to the prior year quarter. Additionally, gross profit margin of 22.9% was lower when compared with 24.6% in the prior year quarter. The decrease in gross profit was driven primarily by the International reportable segment mainly resulting from lower net sales in the United Kingdom and Europe operating segments, higher energy and supply chain costs, and under-absorption of overhead costs at our manufacturing facilities when compared to the prior year period. The North America reportable segment had an increase in gross profit mainly driven by pricing increases and cost improvements due to higher productivity, partly offset by inflation and lower net sales in the Canada operating segment when compared with the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $72.4 million for the three months ended December 31, 2022, a decrease of $7.8 million, or 9.7%, from $80.1 million for the prior year quarter. The decrease was driven by lower labor-related expenses primarily in Corporate, marketing costs primarily in the North America reportable segment as well as efficiencies gained from the Company's productivity and transformation initiatives.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.8 million for the three months ended December 31, 2022, an increase of $0.7 million from $2.0 million in the prior year quarter due to the acquisition of THWR in the second quarter of the prior fiscal year.

Productivity and Transformation Costs

Productivity and transformation costs were $1.0 million for the three months ended December 31, 2022, a decrease of $1.8 million from $2.8 million in the prior year quarter. The decrease was primarily due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Long-lived Asset Impairment

During the three months ended December 31, 2022 the Company recognized an impairment charge of $0.3 million, relating to a facility in the United States. During the three months ended December 31, 2021, the Company recognized a pre-tax impairment charge of $0.3 million related to a facility in the United Kingdom.

Operating Income

Operating income for the three months ended December 31, 2022 was $27.4 million compared to $32.0 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $10.8 million for the three months ended December 31, 2022, an increase of $8.2 million, or 317.1%, from $2.6 million in the prior year quarter. The increase resulted primarily from rising interest rates and a higher outstanding debt balance driven primarily by the acquisition of THWR in the second quarter of the prior fiscal year as well as share repurchase activity during fiscal 2022. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $1.1 million for the three months ended December 31, 2022, compared to $9.1 million in the prior year quarter. The decrease in income was primarily attributable to the gain on sale of assets related to the sale of undeveloped land plots in Boulder, Colorado resulting in a gain of $8.7 million in the prior year quarter.

Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2022 was $17.6 million compared to $38.5 million in the prior year quarter. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $6.4 million for the three months ended December 31, 2022 compared to an income tax expense of $7.1 million in the prior year quarter.

The effective income tax rate was an expense of 36.0% and 18.6% for the three months ended December 31, 2022 and 2021, respectively. The effective income tax rate for the three months ended December 31, 2022 was impacted by the gain on sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rate for the three months ended December 31, 2021 was impacted by deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2022 was $0.3 million and $0.5 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income

Net income for the three months ended December 31, 2022 was $11.0 million, or $0.12 per diluted share, compared to $30.9 million, or $0.33 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $49.8 million and $59.3 million for the three months ended December 31, 2022 and 2021, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations. On a constant currency basis, Adjusted EBITDA decreased by $6.5 million, or 11.0%, from $59.3 million for the three months ended December 31, 2021 to $52.7 million for the three months ended December 31, 2022.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended December 31, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/22	$282,361	$171,847	$—	$454,208
Three months ended 12/31/21	275,014	201,927	—	476,941
$ change	$7,347	$(30,080)	n/a	$(22,733)
% change	2.7%	(14.9)%	n/a	(4.8)%

Operating income (loss)
Three months ended 12/31/22	$32,262	$11,940	$(16,813)	$27,389
Three months ended 12/31/21	27,162	27,368	(22,509)	32,021
$ change	$5,100	$(15,428)	$5,696	$(4,632)
% change	18.8%	(56.4)%	(25.3)%	(14.5)%

Operating income margin
Three months ended 12/31/22	11.4%	6.9%	n/a	6.0%
Three months ended 12/31/21	9.9%	13.6%	n/a	6.7%

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2022 were $282.4 million, an increase of $7.3 million, or 2.7%, from net sales of $275.0 million in the prior year quarter. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased by 1.9%. In the United States operating segment, adjusted sales were lower compared to the prior year quarter mainly due to retailer inventory adjustments, particularly in tea, and lower sales in personal care, partially offset by higher sales in snacks. Similar trends were noted in the Canada operating segment. Sales were also impacted by the industry-wide formula and pouch supply challenges in the baby food category. Operating income in North America for the three months ended December 31, 2022 was $32.3 million, an increase of $5.1 million from $27.2 million in the prior year quarter. The increase was mainly driven by pricing increases, cost improvements due to higher productivity, and lower marketing spend, partially offset by inflation.

International

Our net sales in the International reportable segment for the three months ended December 31, 2022 were $171.8 million, a decrease of $30.1 million, or 14.9%, from net sales of $201.9 million in the prior year quarter. On a constant currency basis, net sales decreased 3.2% from the prior year quarter primarily due to a decline in sales in the Europe operating segments, partially offset by an increase in sales in the Ella's Kitchen UK and United Kingdom operating segments. In the Europe operating segment, net sales were lower due to continued softness in plant-based categories and non-dairy beverages, including the impact of the loss of a large non-dairy co-manufacturing customer in the second half of the prior fiscal year. Operating income in our International reportable segment for the three months ended December 31, 2022 was $11.9 million, a decrease of $15.4 million from operating income of $27.4 million for the three months ended December 31, 2021. Operating income was lower in the current quarter when compared to the prior year quarter mainly due to lower gross profit resulting from a decline in sales, higher energy and supply chain costs, and under-absorption of overhead costs at our manufacturing facilities.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended December 31, 2022 was $16.8 million, a decrease of $5.7 million, from operating loss of $22.5 million for the three months ended December 31, 2021. This change was primarily due to lower general and administrative expenses mainly on account of lower salaries, wages, and benefits.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2022 to Six Months Ended December 31, 2021

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2022 and 2021 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2022		December 31, 2021		Dollars	Percentage
Net sales	$893,559	100.0%	$931,844	100.0%	$(38,285)	(4.1)%
Cost of sales	695,367	77.8%	709,131	76.1%	(13,764)	(1.9)%
Gross profit	198,192	22.2%	222,713	23.9%	(24,521)	(11.0)%
Selling, general and administrative expenses	147,308	16.5%	153,929	16.5%	(6,621)	(4.3)%
Amortization of acquired intangible assets	5,573	0.6%	4,144	0.4%	1,429	34.5%
Productivity and transformation costs	1,759	0.2%	6,769	0.7%	(5,010)	(74.0)%
Long-lived asset impairment	340	—%	303	—%	37	12.2%
Operating income	43,212	4.8%	57,568	6.2%	(14,356)	(24.9)%
Interest and other financing expense, net	18,489	2.1%	4,448	0.5%	14,041	315.7%
Other income, net	(2,852)	(0.3)%	(9,858)	(1.1)%	7,006	(71.1)%
Income before income taxes and equity in net loss of equity-method investees	27,575	3.1%	62,978	6.8%	(35,403)	(56.2)%
Provision for income taxes	8,988	1.0%	11,687	1.3%	(2,699)	(23.1)%
Equity in net loss of equity-method investees	698	0.1%	991	0.1%	(293)	(29.6)%
Net income	$17,889	2.0%	$50,300	5.4%	$(32,411)	(64.4)%

Adjusted EBITDA	$85,846	9.6%	$106,580	11.4%	$(20,734)	(19.5)%
Diluted net income per common share	$0.20		$0.52		$(0.32)	(61.5)%

Net Sales

Net sales for the six months ended December 31, 2022 were $893.6 million, a decrease of $38.3 million, or 4.1%, as compared to $931.8 million in the six months ended December 31, 2021. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $15.3 million, or 1.7%, from the prior comparable period primarily driven by International reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the six months ended December 31, 2022 was $198.2 million, a decrease of $24.5 million, or 11.0%, as compared to the prior year comparable period. Gross profit margin was 22.2% of net sales, compared to 23.9% in the prior year comparable period. The decrease in gross profit was driven primarily by the International reportable segment mainly due to lower net sales in the Europe and United Kingdom operating segments, higher energy and supply chain costs, as well as under absorption of overhead costs at our manufacturing facilities when compared to the prior year period. The North America reportable segment had an increase in gross profit mainly driven by pricing increases and cost improvements driven by higher productivity, partially offset by inflation and lower net sales in the Canada operating segment when compared with the prior year comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $147.3 million for the six months ended December 31, 2022, a decrease of $6.6 million, or 4.3%, from $153.9 million for the prior year comparable period. The decrease was primarily driven by reductions in Corporate and the International reportable segment. The decrease was driven by lower labor-related expenses primarily in Corporate and lower marketing costs, as well as efficiencies gained from the Company's productivity and transformation initiatives.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $5.6 million for the six months ended December 31, 2022, an increase of $1.4 million from $4.1 million in the prior year comparable period due to the acquisition of THWR in the second quarter of the prior fiscal year.

Productivity and Transformation Costs

Productivity and transformation costs were $1.8 million for the six months ended December 31, 2022, a decrease of $5.0 million from $6.8 million in the prior year comparable period. The decrease was primarily due to reduced spending related to productivity and transformation initiatives as the current transformation effort approaches its conclusion.

Long-lived Asset Impairment

During the six months ended December 31, 2022, the Company recognized an impairment charge of $0.3 million relating to a facility in the United States. During the six months ended December 31, 2021, the Company recognized a pre-tax impairment charge of $0.3 million related to a facility in the United Kingdom.

Operating Income

Operating income for the six months ended December 31, 2022 was $43.2 million compared to $57.6 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $18.5 million for the six months ended December 31, 2022, an increase of $14.0 million, or 315.7%, from $4.4 million in the prior year comparable period. The increase resulted primarily from a higher outstanding debt balance driven primarily by the acquisition of THWR in the second quarter of the prior fiscal year as well as share repurchase activity during fiscal 2022. Interest and other financing expense was also impacted by higher interest rates compared to the prior comparable period. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $2.9 million for the six months ended December 31, 2022, compared to $9.9 million in the prior year comparable period. The increase in income was primarily attributable to the gain on sale of assets related to the sale of undeveloped land plots in Boulder, Colorado resulting in a gain of $8.7 million in the prior year period.

Income from Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Income before income taxes and equity in net loss of our equity-method investees for the six months ended December 31, 2022 was income of $27.6 million compared to $63.0 million in the prior year comparable period. The decrease was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $9.0 million for the six months ended December 31, 2022 compared to $11.7 million in the prior year comparable period.

The effective income tax rate was an expense of 32.6% and 18.6% for the six months ended December 31, 2022 and 2021, respectively. The effective income tax rate for the six months ended December 31, 2022 was impacted by the gain on sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rate for the six months ended December 31, 2021 was impacted by the reversal of uncertain tax position accruals based on filing of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR, and the reversal of a valuation allowance due to the utilization of a capital loss carryover. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2022 was $0.7 million compared to $1.0 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Income

Net income for the six months ended December 31, 2022 was $17.9 million, or $0.20 per diluted share, compared to $50.3 million, or $0.52 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $85.8 million and $106.6 million for the six months ended December 31, 2022 and 2021, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations. On a constant currency basis, Adjusted EBITDA decreased by $15.2 million, or 14.3%, from $106.6 million for the six months ended December 31, 2021 to $91.4 million for the six months ended December 31, 2022.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the six months ended December 31, 2022 and 2021:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/22	$570,757	$322,802	$—	$893,559
Six months ended 12/31/21	540,539	391,305	—	931,844
$ change	$30,218	$(68,503)	n/a	$(38,285)
% change	5.6%	(17.5)%	n/a	(4.1)%

Operating income (loss)
Six months ended 12/31/22	$56,707	$19,615	$(33,110)	$43,212
Six months ended 12/31/21	44,004	51,437	(37,873)	57,568
$ change	$12,703	$(31,822)	$4,763	$(14,356)
% change	28.9%	(61.9)%	(12.6)%	(24.9)%

Operating income margin
Six months ended 12/31/22	9.9%	6.1%	n/a	4.8%
Six months ended 12/31/21	8.1%	13.1%	n/a	6.2%

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2022 were $570.8 million, an increase of $30.2 million, or 5.6%, from net sales of $540.5 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales increased by 0.7% due to increased sales in the United States operating segment due to stronger sales in snacks, partially offset by decreased sales in the Canada operating segment due to lower sales in personal care product categories. Operating income in North America for the six months ended December 31, 2022 was $56.7 million, an increase of $12.7 million from $44.0 million in the prior year comparable period. The increase was mainly driven by pricing increases, cost improvements driven by higher productivity, and lower marketing, partly offset by inflation, higher selling, general and administrative costs, and lower net sales in the Canada operating segment when compared with the prior year period.

International

Our net sales in the International reportable segment for the six months ended December 31, 2022 were $322.8 million, a decrease of $68.5 million, or 17.5%, from net sales of $391.3 million in the prior year comparable period. On a constant currency basis, net sales decreased 4.8% from the prior year comparable period mainly due to lower sales in the Europe and United Kingdom operating segments. Operating income in our International reportable segment for the six months ended December 31, 2022 was $19.6 million, a decrease of $31.8 million from operating income of $51.4 million for the six months ended December 31, 2021. Operating income was lower in the current period when compared to the prior year comparable period mainly due to lower gross profit resulting from a decline in sales, higher energy and supply chain costs, as well as change in sales mix of high margin products.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating expenses in Corporate and Other for the six months ended December 31, 2022 were $33.1 million, a decrease of $4.8 million, from $37.9 million in the prior year period. This change was primarily due to lower general and administrative expenses.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement (as defined below) will be adequate to meet anticipated operating and other expenditures for the foreseeable future.

Amended and Restated Credit Agreement

On December 22, 2021, the Company refinanced its revolving credit facility by entering into a Fourth Amended and Restated Credit Agreement (as amended by a First Amendment dated December 16, 2022, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100.0 million in the aggregate, consisting of (1) $300.0 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440.0 million U.S. revolving credit facility and $360.0 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026.

The Credit Agreement includes financial covenants that require compliance with a consolidated interest coverage ratio, a consolidated leverage ratio and a consolidated secured leverage ratio. The minimum consolidated interest coverage ratio is 2.75:1.00. The maximum consolidated leverage ratio is 6.00:1.00. Through December 31, 2023 or such earlier date as elected by the Company (the “Amendment Period”), the maximum consolidated secured leverage ratio is 5.00:1.00. Following the Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions.

During the Amendment Period, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the Amendment Period, loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 0.875% to 1.750% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.750% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2022 was 5.59%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of December 31, 2022, there were $587.0 million of loans under the Revolver, $292.5 million of Term Loans, and $6.8 million letters of credit outstanding under the Credit Agreement. As of December 31, 2022, $206.2 million was available under the Credit Agreement , subject to compliance with the financial covenants, as compared to $204.0 million as of June 30, 2022. As of December 31, 2022, the Company was in compliance with all associated covenants.

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 7, Leases.

Our cash and cash equivalents balance decreased $22.1 million at December 31, 2022 to $43.4 million as compared to $65.5 million at June 30, 2022. Our working capital was $357.4 million at December 31, 2022, an increase of $28.4 million from

$329.0 million at the end of fiscal 2022. Additionally, our total debt decreased by $10.2 million at December 31, 2022 to $878.4 million as compared to $888.6 million at June 30, 2022 as a result of $9.8 million of net repayments carried out during the period.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, the Middle East and India. As of December 31, 2022, substantially all of the total cash balance from operations was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. As of December 31, 2022, all of our investments were expected to mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash (used in) provided by operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2022	2021	Dollars
Cash flows (used in) provided by:
Operating activities	$(2,652)	$68,031	$(70,683)
Investing activities	(6,014)	(272,345)	266,331
Financing activities	(10,892)	208,849	(219,741)
Effect of exchange rate changes on cash	(2,517)	(3,204)	687
Net increase in cash and cash equivalents	$(22,075)	$1,331	$(23,406)

Cash used in operating activities was $2.7 million for the six months ended December 31, 2022, a decrease of $70.7 million from cash provided by operating activities of $68.0 million in the prior year period. This decrease versus the prior period resulted primarily from a reduction of $25.5 million in net income adjusted for non-cash charges in the current period and lower cash generation of $45.2 million from our working capital accounts primarily due to higher inventory balances as a result of inflation, and a higher account receivable balance due to timing of cash receipts.

Cash used in investing activities was $6.0 million for the six months ended December 31, 2022, a decrease of $266.3 million from $272.3 million in the prior year period primarily due to the acquisition of THWR in the same period of the prior year.

Cash used in financing activities was $10.9 million for the six months ended December 31, 2022, a decrease in cash provided of $219.7 million compared to $208.8 million of cash provided in the prior year period. The decrease in cash provided by financing activities is primarily due to higher borrowings under the Credit Agreement to finance the THWR acquisition, higher share repurchases, and payment of shares withheld for employee payroll taxes during the same period in the prior year.

Operating Free Cash Flows

Operating free cash flows were negative $16.7 million for the six months ended December 31, 2022, a decrease of $56.7 million from $40.0 million provided by operating free cash flows in the six months ended December 31, 2021. This decrease versus prior year resulted primarily from a decrease in cash flow from operations of $70.7 million driven by the reasons explained above. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flows.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2022, the Company did not repurchase any shares under the repurchase program. As of December 31, 2022, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and net sales adjusted for the impact of foreign currency, acquisitions, divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended December 31, 2022	$282,361	$171,847	$454,208
Acquisitions, divestitures and discontinued brands	(16,849)	—	(16,849)
Impact of foreign currency exchange	2,075	23,720	25,795
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Three months ended December 31, 2022	$267,587	$195,567	$463,154

Net sales - Three months ended December 31, 2021	$275,014	$201,927	$476,941
Acquisitions, divestitures and discontinued brands	(2,280)	—	(2,280)
Net sales adjusted for acquisitions, divestitures and discontinued brands - Three months ended December 31, 2021	$272,734	$201,927	$474,661

Net sales growth (decline)	2.7%	(14.9)%	(4.8)%
Impact of acquisitions, divestitures and discontinued brands	(5.4)%	—%	(3.0)%
Impact of foreign currency exchange	0.8%	11.7	5.4%
Net sales decline on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	(1.9)%	(3.2)%	(2.4)%

Net sales - Six months ended December 31, 2022	$570,757	$322,802	$893,559
Acquisitions, divestitures and discontinued brands	(34,499)	—	(34,499)
Impact of foreign currency exchange	3,143	49,506	52,649
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Six months ended December 31, 2022	$539,401	$372,308	$911,709

Net sales - Six months ended December 31, 2021	$540,539	$391,305	$931,844
Acquisitions, divestitures and discontinued brands	(4,832)	—	(4,832)
Net sales adjusted for acquisitions, divestitures and discontinued brands - Six months ended December 31, 2021	$535,707	$391,305	$927,012

Net sales growth (decline)	5.6%	(17.5)%	(4.1)%
Impact of acquisitions, divestitures and discontinued brands	(5.5)%	—%	(3.2)%
Impact of foreign currency exchange	0.6%	12.7%	5.6%
Net sales growth (decline) on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	0.7%	(4.8)%	(1.7)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs, long-lived asset impairments and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2022	2021	2022	2021
Net income	$10,966	$30,889	$17,889	$50,300

Depreciation and amortization	12,155	10,903	24,125	21,758
Equity in net loss of equity-method investees	316	465	698	991
Interest expense, net	10,379	1,685	17,658	2,831
Provision for income taxes	6,357	7,145	8,988	11,687
Stock-based compensation, net	3,435	4,156	7,429	8,443
Unrealized currency losses (gains)	2,160	(480)	449	(1,503)
Litigation and related costs
Certain litigation expenses, net(a)	2,482	1,624	4,945	3,384
Restructuring activities
CEO succession	5,113	—	5,113	—
Plant closure related costs, net	53	(183)	51	813
Productivity and transformation costs	986	2,247	1,759	5,451
Warehouse/manufacturing consolidation and other costs, net	(1,972)	249	(1,972)	2,538
Acquisitions, divestitures and other
Transaction and integration costs, net	402	8,963	1,769	8,732
Gain on sale of assets	(3,355)	(8,656)	(3,395)	(9,102)
Impairment charges
Inventory write-down	—	(46)	—	(46)
Long-lived asset impairment	340	303	340	303
Adjusted EBITDA	$49,817	$59,264	$85,846	$106,580
(a) Expenses and items relating to securities class action and baby food litigation.

Adjusted EBITDA - Constant Currency Presentation

The Company provides Adjusted EBITDA and Adjusted EBITDA on a constant currency basis because the Company’s management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of performance-based executive compensation. The Company believes presenting Adjusted EBITDA on a constant currency basis provides useful information to investors because it provides transparency to underlying performance in the Company’s Adjusted EBITDA by excluding the effect that foreign currency exchange rate fluctuations have on period-to-period comparability given the volatility in foreign currency exchange markets.

A reconciliation between Adjusted EBITDA and constant currency Adjusted EBITDA for the three months ended December 31, 2022 and 2021 is as follows:

(amounts in thousands)	Hain Consolidated
Adjusted EBITDA - Three months ended December 31, 2022	$49,817
Impact of foreign currency exchange	2,909
Adjusted EBITDA on a constant currency basis - Three months ended December 31, 2022	$52,726

Adjusted EBITDA - Three months ended December 31, 2021	$59,264

A reconciliation between Adjusted EBITDA and constant currency Adjusted EBITDA for the six months ended December 31, 2022 and 2021 is as follows:

(amounts in thousands)	Hain Consolidated
Adjusted EBITDA - Six months ended December 31, 2022	$85,846
Impact of foreign currency exchange	5,527
Adjusted EBITDA on a constant currency basis - Six months ended December 31, 2022	$91,373

Adjusted EBITDA - Six months ended December 31, 2021	$106,580

Operating Free Cash Flows

In our internal evaluations, we use the non-U.S. GAAP financial measure “Operating Free Cash Flows” The difference between Operating Free Cash Flows and cash flow provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Operating Free Cash Flows reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash provided by or used in operating activities. We view Operating Free Cash Flows as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Operating Free Cash Flows in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from cash flows (used in) provided by operating activities to Operating Free Cash Flows is as follows:

	Six Months Ended December 31,
(amounts in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(2,652)	$68,031
Purchases of property, plant and equipment	(14,055)	(27,996)
Operating free cash flows	$(16,707)	$40,035

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of accounts and chargeback receivable, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 from which there have been no material changes.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 during the six months ended December 31, 2022. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
October 1, 2022 - October 31, 2022	(6,143)	$(16.88)	—	$173.5
November 1, 2022 - November 30, 2022	(31,677)	(20.15)	—	$173.5
December 1, 2022 - December 31, 2022	(723)	(16.18)	—	$173.5
Total	(38,543)	$(19.55)	—

(1) Consists of shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans.

(2) In January 2022, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions, and other corporate considerations. During the quarter ended December 31, 2022, the Company did not repurchase any shares under the repurchase program. As of December 31, 2022, the Company had $173.5 million of remaining authorization under the share repurchase program.

Item 5.        Other Information

Effective February 6, 2023, the Company’s Board of Directors approved the elimination of the position of Executive Vice President and Chief Operating Officer as part of a management restructure of the Company’s executive leadership team. Accordingly, David J. Karch, the Company’s current Executive Vice President and Chief Operating Officer, left the Company effective February 6, 2023. Mr. Karch’s responsibilities will be assumed by other members of the Company’s executive leadership team.

Mr. Karch is entitled to receive the cash severance that is payable under the terms of his Amended and Restated Letter of Employment, dated March 18, 2021, upon a termination of his employment by the Company without cause, subject to his execution of a separation agreement and release of claims. Additionally, a prorated portion of Mr. Karch’s November 2021 award of 52,109 special recognition restricted share units vested on February 6, 2023 in accordance with the terms of that award for a termination of employment by the Company without cause.

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

10.1
First Amendment, dated December 16, 2022, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2022).

10.2*
The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-268439) filed with the Securities and Exchange Commission on November 17, 2022).

10.3*
Employment Agreement, dated as of November 22, 2022, by and between The Hain Celestial Group, Inc. and Wendy Davidson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).

10.4*	Separation Agreement, dated December 31, 2022, between the Company and Mark L. Schiller.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 7, 2023	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer

Date:	February 7, 2023	/s/ Christopher J. Bellairs
Christopher J. Bellairs, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)