Form 10-Q
period 2023-03-31
HAIN CELESTIAL GROUP INC
filed 2023-05-09
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

4600 Sleepytime Drive, Boulder, CO 80301
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (516) 587-5000
1111 Marcus Avenue, Lake Success, NY 11042
(Former name, former address and former fiscal year, if changed since last report)
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
Yes  ☐    No  ☒

As of May 3, 2023, there were 89,443,996 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”) contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; foreign exchange and inflation rates; our strategic initiatives, our business strategy, our supply chain, including the availability and pricing of raw materials, our brand portfolio, pricing actions and product performance; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2023 AND JUNE 30, 2022
(In thousands, except par values)

	March 31,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$43,682	$65,512
Accounts receivable, less allowance for doubtful accounts of $3,229 and $1,731, respectively	179,114	170,661
Inventories	316,345	308,034
Prepaid expenses and other current assets	58,719	54,079
Assets held for sale	1,250	1,840
Total current assets	599,110	600,126
Property, plant and equipment, net	296,433	297,405
Goodwill	931,729	933,796
Trademarks and other intangible assets, net	314,536	477,533
Investments and joint ventures	12,720	14,456
Operating lease right-of-use assets, net	98,306	114,691
Other assets	19,990	20,377
Total assets	$2,272,824	$2,458,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,340	$174,765
Accrued expenses and other current liabilities	95,841	86,833
Current portion of long-term debt	7,575	7,705
Total current liabilities	249,756	269,303
Long-term debt, less current portion	848,982	880,938
Deferred income taxes	51,155	95,044
Operating lease liabilities, noncurrent portion	91,885	107,481
Other noncurrent liabilities	24,571	22,450
Total liabilities	1,266,349	1,375,216
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,263 and 111,090 shares, respectively; outstanding: 89,423 and 89,302 shares, respectively	1,113	1,111
Additional paid-in capital	1,213,783	1,203,126
Retained earnings	671,260	769,098
Accumulated other comprehensive loss	(152,945)	(164,482)
	1,733,211	1,808,853
Less: Treasury stock, at cost, 21,840 and 21,788 shares, respectively	(726,736)	(725,685)
Total stockholders’ equity	1,006,475	1,083,168
Total liabilities and stockholders’ equity	$2,272,824	$2,458,384
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net sales	$455,243	$502,939	$1,348,802	$1,434,783
Cost of sales	357,764	387,236	1,053,131	1,096,367
Gross profit	97,479	115,703	295,671	338,416
Selling, general and administrative expenses	75,047	75,750	222,355	229,679
Intangibles and long-lived asset impairment	156,583	—	156,923	303
Amortization of acquired intangible assets	2,842	3,110	8,415	7,254
Productivity and transformation costs	3,933	1,679	5,692	8,448
Operating (loss) income	(140,926)	35,164	(97,714)	92,732
Interest and other financing expense, net	13,421	3,224	31,910	7,672
Other expense (income), net	439	(712)	(2,413)	(10,570)
(Loss) income before income taxes and equity in net loss of equity-method investees	(154,786)	32,652	(127,211)	95,630
(Benefit) provision for income taxes	(39,587)	7,738	(30,599)	19,425
Equity in net loss of equity-method investees	528	383	1,226	1,374
Net (loss) income	$(115,727)	$24,531	$(97,838)	$74,831

Net (loss) income per common share:
Basic	$(1.29)	$0.27	$(1.09)	$0.80
Diluted	$(1.29)	$0.27	$(1.09)	$0.79

Shares used in the calculation of net (loss) income per common share:
Basic	89,421	91,139	89,369	94,099
Diluted	89,421	91,310	89,369	94,519

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(In thousands)

	Three Months Ended
	March 31, 2023			March 31, 2022
	Pretax amount	Tax (expense) benefit	After-tax amount	Pretax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(115,727)			$24,531
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$15,250	$—	15,250	$(18,701)	$—	(18,701)
Change in deferred (losses) gains on cash flow hedging instruments	(6,031)	1,521	(4,510)	1,841	(387)	1,454
Change in deferred gains on fair value hedging instruments	172	(43)	129	—	—	—
Change in deferred (losses) gains on net investment hedging instruments	(628)	160	(468)	1,426	(299)	1,127
Total other comprehensive income (loss)	$8,763	$1,638	$10,401	$(15,434)	$(686)	$(16,120)

Total comprehensive (loss) income			$(105,326)			$8,411

	Nine Months Ended
	March 31, 2023			March 31, 2022
	Pretax amount	Tax (expense) benefit	After-tax amount	Pretax amount	Tax (expense) benefit	After-tax amount
Net (loss) income			$(97,838)			$74,831
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$7,774	$—	7,774	$(43,649)	$—	(43,649)
Change in deferred gains on cash flow hedging instruments	5,724	(1,506)	4,218	2,567	(540)	2,027
Change in deferred gains on fair value hedging instruments	591	(145)	446	—	—	—
Change in deferred (losses) gains on net investment hedging instruments	(1,139)	238	(901)	5,423	(1,140)	4,283
Total other comprehensive income (loss)	$12,950	$(1,413)	$11,537	$(35,659)	$(1,680)	$(37,339)

Total comprehensive (loss) income			$(86,301)			$37,492

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168
Net income				6,923				6,923
Other comprehensive loss							(52,462)	(52,462)
Issuance of common stock pursuant to stock-based compensation plans	24	1						1
Employee shares withheld for taxes					10	(229)		(229)
Stock-based compensation expense			3,994					3,994
Balance at September 30, 2022	111,114	$1,112	$1,207,120	$776,021	21,798	$(725,914)	$(216,944)	$1,041,395
Net income				10,966				10,966
Other comprehensive income							53,598	53,598
Issuance of common stock pursuant to stock-based compensation plans	142	1						1
Employee shares withheld for taxes					39	(754)		(754)
Stock-based compensation expense			3,435					3,435
Balance at December 31, 2022	111,256	$1,113	$1,210,555	$786,987	21,837	$(726,668)	$(163,346)	$1,108,641
Net loss				(115,727)				(115,727)
Other comprehensive income							10,401	10,401
Issuance of common stock pursuant to stock-based compensation plans	7							—
Employee shares withheld for taxes					3	(68)		(68)
Stock-based compensation expense			3,228					3,228
Balance at March 31, 2023	111,263	$1,113	$1,213,783	$671,260	21,840	$(726,736)	$(152,945)	$1,006,475

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				19,411				19,411
Other comprehensive loss							(20,963)	(20,963)
Issuance of common stock pursuant to stock-based compensation plans	61	—	—					—
Employee shares withheld for taxes					29	(1,175)		(1,175)
Repurchase of common stock					4,525	(175,687)		(175,687)
Stock-based compensation expense			4,287					4,287
Balance at September 30, 2021	109,568	$1,096	$1,191,817	$710,636	14,992	$(460,819)	$(93,974)	$1,348,756
Net income				30,889				30,889
Other comprehensive loss							(256)	(256)
Issuance of common stock pursuant to stock-based compensation plans	1,436	14	(14)					—
Employee shares withheld for taxes					654	(29,858)		(29,858)
Repurchase of common stock					2,027	(89,831)		(89,831)
Stock-based compensation expense			4,156					4,156
Balance at December 31, 2021	111,004	$1,110	$1,195,959	$741,525	17,673	$(580,508)	$(94,230)	$1,263,856
Net income				24,531				24,531
Other comprehensive loss							(16,120)	(16,120)
Issuance of common stock pursuant to stock-based compensation plans	83	1	(1)					—
Employee shares withheld for taxes					40	(1,597)		(1,597)
Repurchase of common stock					3,574	(130,472)		(130,472)
Stock-based compensation expense			3,846					3,846
Balance at March 31, 2022	111,087	$1,111	$1,199,804	$766,056	21,287	$(712,577)	$(110,350)	$1,144,044

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022
(In thousands)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(97,838)	$74,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,909	34,396
Deferred income taxes	(44,809)	7,374
Equity in net loss of equity-method investees	1,226	1,374
Stock-based compensation, net	10,657	12,289
Intangibles and long-lived asset impairment	156,923	303
Gain on sale of assets	(3,529)	(8,869)
Other non-cash items, net	(1,526)	(2,155)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(7,926)	14,150
Inventories	(8,534)	(4,371)
Other current assets	455	(10,996)
Other assets and liabilities	3,496	(2,705)
Accounts payable and accrued expenses	(20,195)	(16,435)
Net cash provided by operating activities	26,309	99,186
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(21,434)	(33,939)
Acquisitions of businesses, net of cash acquired	—	(260,474)
Investments and joint ventures, net	433	(614)
Proceeds from sale of assets	7,758	10,756
Net cash used in investing activities	(13,243)	(284,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	275,000	678,000
Repayments under bank revolving credit facility	(301,000)	(370,000)
Borrowings under term loan	—	300,000
Repayments under term loan	(5,625)	(1,875)
Payments of other debt, net	(2,116)	(3,232)
Share repurchases	—	(397,405)
Employee shares withheld for taxes	(1,051)	(32,630)
Net cash (used in) provided by financing activities	(34,792)	172,858
Effect of exchange rate changes on cash	(104)	(5,836)
Net decrease in cash and cash equivalents	(21,830)	(18,063)
Cash and cash equivalents at beginning of period	65,512	75,871
Cash and cash equivalents at end of period	$43,682	$57,808

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Boulder, Colorado. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer, and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug, and convenience stores worldwide. The Company operates under two reportable segments: North America and International.

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net (loss) income includes the Company's equity in the current earnings or losses of such companies.

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2022 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for interim periods are not necessarily indicative of the results for the full year. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2022 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $290,856 and $112,607 during the nine months ended March 31, 2023 and 2022, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash used in operating activities on the Consolidated Statements of Cash Flows.

Recently Issued and Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method which would allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits This ASU is effective for fiscal years beginning after December 15, 2023. This standard will not have any impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU was adopted by the Company and applies prospectively to contract modifications and hedging relationships. ASU 2020-04 is currently effective and may be applied prospectively to contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends certain provisions of Topic 848 to December 31, 2024.

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

3.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share utilized to calculate (loss) earnings per share on the Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(115,727)	$24,531	$(97,838)	$74,831

Denominator:
Basic weighted average shares outstanding	89,421	91,139	89,369	94,099
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units(1)	—	171	—	420
Diluted weighted average shares outstanding	89,421	91,310	89,369	94,519

(1)Due to a loss from operations, common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding for the three and nine months ended March 31, 2023, respectively, as the impact would be anti-dilutive.

There were 329 and 508 restricted stock awards excluded from our calculation of diluted net (loss) income per share for the three months ended March 31, 2023 and 2022, respectively, as such awards were anti-dilutive. There were 524 and 275 stock-based awards comprised of restricted stock awards and stock options excluded from the calculation of diluted net (loss) income per share for the nine months ended March 31, 2023 and 2022, respectively, as such awards were anti-dilutive.

Additionally, 399 and 231 stock-based awards outstanding at March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net (loss) income per share for the three months ended March 31, 2023 and 2022, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Furthermore, 366 and 541 stock-based awards outstanding at March 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net (loss) income per share for the nine months ended March 31, 2023 and 2022, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

Share Repurchase Program

In January 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $200,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2023, the Company did not repurchase any shares under the repurchase program. As of March 31, 2023, the Company had $173,514 of remaining authorization under the share repurchase program. In addition, during the nine months ended March 31, 2022, the Company repurchased 6,552 shares under the repurchase program for a total of $265,420 excluding commissions, at an average price of $40.50 per share. Repurchases made during the nine months ended March 31, 2022, were made under a previous Board authorization.

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

During the three months ended December 31, 2022 the Company finalized the purchase price allocation and recognized a measurement period adjustment of $794 to acquired deferred tax assets, with a related impact to goodwill. Results of THWR are included in the United States operating segment, a component of the North America reportable segment. THWR's net sales included in our consolidated results were 2.2% and 3.08% of consolidated net sales for the three and nine months ended March 31, 2023 respectively.

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

	Unaudited supplemental pro forma information
	Three Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2022
Net sales	$502,939	$1,488,483
Net income from operations(1)	$26,970	$81,415
Diluted net (loss) income per common share from operations	$0.30	$0.86

(1)The pro forma adjustments include the elimination of transaction costs totaling $5,103 from the nine months ended March 31, 2022. Additionally, the pro forma adjustments include the elimination of integration costs and a fair value inventory adjustment totaling $1,500 and $1,800, respectively, for the three and nine months ended March 31, 2022.

The Company's acquisition is described in more detail in Note 4, Acquisitions and Dispositions, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Disposition

Westbrae Natural®

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand (Westbrae) for total cash consideration of $7,498. The sale of Westbrae is consistent with the Company’s portfolio simplification process. Westbrae operated out of the United States and was part of the Company’s North America reportable segment. During the nine months ended March 31, 2023, the Company deconsolidated the net assets of Westbrae, primarily consisting of $3,054 of goodwill, and recognized a pretax gain on sale of $3,488.

5.    INVENTORIES

Inventories consisted of the following:

	March 31, 2023	June 30, 2022
Finished goods	$194,858	$202,544
Raw materials, work-in-progress and packaging	121,487	105,490
	$316,345	$308,034

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2023	June 30, 2022
Land	$11,293	$11,216
Buildings and improvements	50,818	51,849
Machinery and equipment	317,883	296,398
Computer hardware and software	65,065	65,680
Furniture and fixtures	19,762	23,522
Leasehold improvements	48,757	54,999
Construction in progress	32,070	27,200
	545,648	530,864
Less: Accumulated depreciation and impairment	249,215	233,459
	$296,433	$297,405

Depreciation expense for the three months ended March 31, 2023 and 2022 was $9,649 and $8,292, respectively. Depreciation expense for the nine months ended March 31, 2023 and 2022 was $25,911 and $22,944, respectively.

The Company recognized impairment charges of $244 and $584 during the three and nine months ended March 31, 2023 respectively, relating to a facility in the United States that is held for sale. The facility had a net carrying value of $1,250 and $1,840 as of March 31, 2023 and June 30, 2022, respectively.

During the nine months ended March 31, 2022, the Company recognized a non-cash impairment charge of $303 relating to a facility in the United Kingdom.

7.    LEASES
The components of lease expenses for the three and nine months ended March 31, 2023 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Operating lease expenses	$6,657	$4,155	$13,869	$11,572
Finance lease expenses	48	50	188	187
Variable lease expenses	207	129	556	838
Short-term lease expenses	726	813	1,612	2,855
Total lease expenses	$7,638	$5,147	$16,225	$15,452

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2023	June 30, 2022
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$98,306	$114,691
Finance lease ROU assets, net	Property, plant and equipment, net	312	413
Total leased assets		$98,618	$115,104

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,827	$13,154
Finance	Current portion of long-term debt	84	149
Non-current
Operating	Operating lease liabilities, noncurrent portion	91,885	107,481
Finance	Long-term debt, less current portion	243	278
Total lease liabilities		$103,039	$121,062

Additional information related to leases is as follows:

	Nine Months Ended
	March 31, 2023	March 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,299	$11,632
Operating cash flows from finance leases	$12	$16
Financing cash flows from finance leases	$137	$182
ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$(2,740)	$8,198
Finance leases	$60	$251
Weighted average remaining lease term:
Operating leases	10.5 years	9.0 years
Finance leases	4.1 years	4.2 years
Weighted average discount rate:
Operating leases	4.7%	3.3%
Finance leases	4.5%	4.0%

(1) Includes adjustment for modification of an operating lease during the nine months ended March 31, 2023 which resulted in a reduction of ROU assets and lease liabilities of $13,876 and $17,244 respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of March 31, 2023 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2023 (remainder of year)	$3,818	$25	$3,843
2024	15,038	95	15,133
2025	12,755	93	12,848
2026	12,072	68	12,140
2027	11,772	53	11,825
Thereafter	77,724	25	77,749
Total lease payments	133,179	359	133,538
Less: Imputed interest	30,467	32	30,499
Total lease liabilities	$102,712	$327	$103,039

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2022	$695,715	$238,081	$933,796
Acquisition(1)	(794)	—	(794)
Divestiture(2)	(3,054)	—	(3,054)
Translation and other adjustments, net	4,364	(2,583)	1,781
Balance as of March 31, 2023	$696,231	$235,498	$931,729

(1) During the nine months ended March 31, 2023, the Company finalized purchase accounting related to THWR resulting in a $794 reduction to goodwill. See Note 4, Acquisition and Disposition.
(2) During the nine months ended March 31, 2023, the Company completed the divestiture of Westbrae, a component of the United States reporting unit. Goodwill of $3,054 was assigned to the divested businesses on a relative fair value basis.

As a result of the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks and other intangible assets discussed below, the Company completed an interim impairment test of goodwill in the U.S. reporting unit during the three months ended March 31, 2023 and concluded that the reporting unit’s estimated fair value exceeded its carrying amount. The fair value of the reporting unit was estimated using an income approach that utilized a discounted cash flow model.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2023	June 30, 2022
Non-amortized intangible assets:
Trademarks and tradenames(1)	$266,445	$379,466
Amortized intangible assets:
Other intangibles(2)	159,027	199,448
Less: Accumulated amortization	(110,936)	(101,381)
Net amortized intangible assets	48,091	98,067
Net other intangible assets	$314,536	$477,533

(1) The gross carrying value of trademarks and trade names is reflected net of $205,373 and $94,873 of accumulated impairment charges as of March 31, 2023 and June 30, 2022, respectively.
(2) The reduction in carrying value of other intangible assets as of March 31, 2023 reflected a non-cash impairment charge of $45,798 recognized in the third quarter of 2023.

During the three months ended March 31, 2023, as a result of a decline in actual and projected performance and cash flows of the ParmCrisps® and Thinsters® brands, the Company determined that interim impairment tests of these indefinite-lived trademarks were required to be performed. During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively, to reduce the carrying value of such intangible assets to their estimated fair value. The fair value was determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The assets are part of the North America reportable segment and have a remaining aggregate carrying value of $12,500 as of March 31, 2023.

As a result of the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks discussed above, the Company completed interim impairment tests of the ParmCrisps® and Thinsters® asset groups, which were primarily comprised of amortizable customer relationships. The Company determined that the ParmCrisps® asset group’s carrying amount exceeded the estimated fair value. During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $45,798 to reduce the carrying value of the ParmCrisps® customer relationships, the primary asset in the asset group, to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The fair value of the Thinsters® asset group exceeded its carrying amount. The assets are part of the North America reportable segment and have a remaining aggregate carrying value of $19,767 as of March 31, 2023.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Amortization of acquired intangibles	$2,842	$3,110	$8,415	$7,255

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2023 (remainder of year)	2024	2025	2026	2027
Estimated amortization expense	$2,036	$6,298	$5,245	$4,762	$4,073

The weighted average remaining amortization period of amortized intangible assets is 8.4 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2023	June 30, 2022
Revolving credit facility	$567,000	$593,000
Term loans	290,625	296,250
Less: Unamortized issuance costs	(1,401)	(1,105)
Other borrowings(1)	333	498
	856,557	888,643
Short-term borrowings and current portion of long-term debt(2)	7,575	7,705
Long-term debt, less current portion	$848,982	$880,938

(1) Includes $327 (June 30, 2022: $427) of finance lease obligations as discussed in Note 7, Leases.
(2) Includes $84 (June 30, 2022: $149) of short-term finance lease obligations as discussed in Note 7, Leases.

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

During the Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the Amendment Period, loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 0.875%

to 1.750% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.750% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2023 was 5.90%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of March 31, 2023, there were $567,000 of loans under the Revolver, $290,625 of Term Loans, and $4,054 of letters of credit outstanding under the Credit Agreement. As of March 31, 2023, $228,946 was available under the Credit Agreement, subject to compliance with the financial covenants. As of March 31, 2023, the Company was in compliance with all associated covenants.

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

The effective income tax rate was a benefit of 25.6% and an expense of 23.7% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was a benefit of 24.1% and an expense of 20.3% for the nine months ended March 31, 2023 and 2022, respectively. The effective income tax rate for the nine months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges (See Note 8, Goodwill and Other Intangible Assets), gain on the sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and changes in uncertain tax positions. The effective income tax rate for the nine months ended March 31, 2022 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR (see Note 4, Acquisition and Disposition), the reversal of a valuation allowance due to the utilization of a capital loss carryover and the finalization of fiscal year 2021 U.S. income tax returns. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (AOCL):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Foreign currency translation adjustments:
Other comprehensive income (loss) income before reclassifications	$15,250	$(18,701)	$7,774	$(43,649)
Deferred (losses) gains on cash flow hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(3,190)	2,007	7,718	3,544
Amount of gain reclassified from AOCL into income (1)	(1,320)	(553)	(3,500)	(1,517)
Deferred (losses) gains on fair value hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(28)	—	50	—
Amount of loss reclassified from AOCL into expense (1)	157	—	396	—
Deferred (losses) gains on net investment hedging instruments:
Amount of (loss) gain recognized in AOCL on derivatives (1)	(108)	1,240	201	4,610
Amount of gain reclassified from AOCL into income (1)	(360)	(113)	(1,102)	(327)
Net change in AOCL	$10,401	$(16,120)	$11,537	$(37,339)

(1)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on cash flow hedging instruments recorded in the Consolidated Statements of Operations in the three and nine months ended March 31, 2023 and 2022.

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Selling, general and administrative expense	$3,228	$3,846	$10,657	$12,289
Related income tax benefit	$464	$438	$1,417	$1,145

Restricted Stock

Awards of restricted stock are either restricted stock awards ("RSAs") or restricted stock units ("RSUs") that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units ("PSUs"). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the nine months ended March 31, 2023 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2022	790	$42.44
Granted	1,189	$20.64
Vested	(173)	$38.70
Forfeited	(465)	$33.53
Non-vested RSAs, RSUs and PSUs outstanding at March 31, 2023	1,341	$26.68

The table above includes a total of 420 shares granted during the nine months ended March 31, 2023 that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from zero to 200% of target. All such shares relate to the 2023 – 2025 LTIP as further described below. Vested shares during the nine months ended March 31, 2023 include a total of 5 shares related to certain performance-based metrics being met and a total of 168 shares related to service-based RSUs. There are market-based PSU awards outstanding under both the 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At March 31, 2023, 321 of such shares were outstanding under the 2023 – 2025 LTIP while 68 shares were outstanding under the 2022 – 2024 LTIP.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Nine Months Ended March 31,
	2023	2022
Fair value of RSAs, RSUs and PSUs granted	$24,560	$37,005
Fair value of shares vested	$3,467	$71,285
Tax benefit recognized from restricted shares vesting	$520	$3,643

At March 31, 2023, there was $22,478 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

2023-2025 LTIP

During the nine months ended March 31, 2023, the Company granted market-based PSU awards under the LTI Program with a total target payout of 420 shares of common stock. Such PSU awards (the "Absolute TSR PSUs") will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “TSR Performance Period”). Vesting of 281 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the TSR Performance Period (the “Relative TSR PSUs”). Vesting of 139 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the TSR Performance Period (the “Absolute TSR PSUs”). Total shares eligible to vest for both the Relative TSR PSUs and Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows, except for shares granted after December 31, 2022:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which the Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023 (the “Start Date”).

On the Start Date, Ms. Davidson received the following awards under the 2023-2025 LTIP: 36 Relative TSR PSUs (at target), 18 Absolute TSR PSUs (at target) and 36 RSUs. The Relative TSR PSUs and Absolute TSR PSUs have the same TSR Performance Period, performance goals and beginning stock price as those applicable to awards granted to other employees under the 2023-2025 LTIP. The RSUs will vest in one-third (1/3) installments on each of September 6, 2023, 2024 and 2025. Additionally, in recognition of the compensation Ms. Davidson forfeited by leaving her former employer, on the Start Date Ms. Davidson also received a one-time make-whole RSU award of 95 RSUs that will vest in one-third (1/3) installments on each of the first, second and third anniversaries of the Start Date. Grant date fair values were calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$13.84	$19.54
Risk-free interest rate	4.28%	4.28%
Expected dividend yield	—	—
Expected volatility	40.70%	28.20%
Expected term	3.00 years	3.00 years

As part of the succession plan, Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains a director on the Board following the Transition Date. As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller will receive severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during the nine months ended March 31, 2023, and unpaid amounts are accrued at March 31, 2023.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At March 31, 2023 and June 30, 2022, the carrying value of the Company’s investment in Founders Table was $7,788 and $9,491, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of the remaining investments were $4,932 and $4,965 as of March 31, 2023 and June 30, 2022, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

14.    FAIR VALUE MEASUREMENTS

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$8,858	$—	$8,858	$—

Liabilities:
Derivative financial instruments	$540	$—	$540	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$7,476	$—	$7,476	$—
Equity investment	560	560	—	—
Total	$8,036	$560	$7,476	$—
Liabilities:
Derivative financial instruments	3,184	—	3,184	—
Total	$3,184	$—	$3,184	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2023 or 2022.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of March 31, 2023 and June 30, 2022 were classified as Level 2 within the fair value hierarchy.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets at fair value on a nonrecurring basis including goodwill, intangible assets, property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, the Company would recognize an impairment expense equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. For indefinite-lived intangible assets, the relief from royalty approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with our goodwill balances and our indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. The Company bases its fair value estimates on assumptions its management believes to be reasonable, but which are unpredictable and inherently uncertain.

During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively. Due to the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, the Company completed an interim impairment test of the ParmCrisps® and Thinsters® asset group and recorded a non-cash impairment charges of $45,798 for the ParmCrisps® asset group (see Note 8, Goodwill and Other Intangible Assets). As of March 31, 2023, THWR intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $32,267.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining three months of fiscal 2023, the Company estimates that an additional $1,873 will be reclassified as a decrease to interest expense.

As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swap	4	$400,000

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2023, the Company estimates that no amount relating to cross-currency swaps will be reclassified to interest expense.

As of March 31, 2023, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

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

As of March 31, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2023, the Company estimates that an additional $121 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of March 31, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of March 31, 2023 and June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2023	June 30, 2022	March 31, 2023	June 30, 2022
Intercompany loan receivable	$26,772	$25,899	$751	$122

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$6,217	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	277	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,364	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	540
Total derivatives designated as hedging instruments		$8,858		$540

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

The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Interest rate swaps	$(4,285)	$2,023	Interest and other financing expense, net	$1,792	$(64)
Cross-currency swaps	—	503	Interest and other financing expense, net / Other expense (income), net	(46)	683
Foreign currency forward contracts	—	15	Cost of sales	—	81
Total	$(4,285)	$2,541		$1,746	$700

The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the nine months ended March 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023	2022
Interest rate swaps	$10,295	$2,678	Interest and other financing expense, net	$4,927	$(273)
Cross-currency swaps	—	1,872	Interest and other financing expense, net / Other expense (income), net	(276)	2,085
Foreign currency forward contracts	80	(64)	Cost of sales	—	107
Total	$10,375	$4,486		$4,651	$1,919

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of March 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$1,792	$—	$—	$(64)	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(46)	$—	$—	$46	$637
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$81	$—	$—

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the nine months ended of March 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Nine Months Ended March 31, 2023			Nine Months Ended March 31, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain (loss) reclassified from AOCL into income	$—	$4,088	$—	$—	$(273)	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into income	$—	$(276)	$—	$—	$131	$1,954
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$107	$—	$—

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended March 31, 2023 and 2022:

Derivatives in Fair Value Hedging Relationships	Amount of Loss Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Cross-currency swaps	$(38)	$—	Interest and other financing expense, net / Other expense (income), net	$121	$—

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the nine months ended March 31, 2023 and 2022:

Derivatives in Fair Value Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023	2022
Cross-currency swaps	$85	$—	Interest and other financing expense, net / Other expense (income), net	$367	$—

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the three months ended of March 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Cost of sales	Interest and other financing expense, net	Other expense/income, net	Cost of sales	Interest and other financing expense, net	Other expense/income, net
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(210)	$—	$—	$—	$—

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the nine months ended of March 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Nine Months Ended March 31, 2023			Nine Months Ended March 31, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain (loss) on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(506)	$—	$—	$—	$—

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of (Loss) Gain Recognized in (Expense) Income on Derivatives	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Cross-currency swaps	$(144)	$1,569	Interest and other financing expense, net	$484	$143

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the nine months ended March 31, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of (Loss) Gain Recognized in (Expense) Income on Derivatives	Amount of (Loss) Gain Recognized in (Expense) Income on Derivatives
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023	2022
Cross-currency swaps	$335	$5,836	Interest and other financing expense, net	$1,474	$413

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a cross-default provision upon certain defaults by the Company on any of its indebtedness.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The District Court has extended the temporary stay through September 5, 2023.

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company filed a motion to dismiss the Consolidated Class Action Complaint on November 7, 2022. The plaintiffs filed their opposition on December 22, 2022, and the Company filed its reply brief on January 20, 2023. The Court scheduled a status conference for May 9, 2023 to address the status of the case, including the Company’s pending motion to dismiss. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

In addition to the consumer class actions discussed above, the Company is currently named in seven lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder.

•In the matter, Palmquist et al. v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the U.S. District Court, Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company's favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs will have 40 days after the Fifth Circuit receives the District Court record within which to file their appellate brief, barring any extensions.

•In the matter, NC v. The Hain Celestial Group, et al., pending in Superior Court for the State of California, County of Los Angeles, discovery has closed and the Court has set a trial date of October 4, 2023.

•There are currently two Nevada state court cases pending in Clark County District Court. The cases, Benitez v. Beech-Nut Nutrition Company, Inc., et al. and Buenaventura v. Beech-Nut Nutrition Company, Inc., et al., have been consolidated for the purposes of discovery only. In Benitez, the Court issued a scheduling order in September 2022. Pursuant to this Order, discovery will close on March 7, 2024 and the case is set for trial starting on July 29, 2024. The parties have engaged in limited discovery. There has been no further activity in the Buenaventura case.

•In Watkins v. Plum, PBC, et al., currently pending in the United States District Court for the Eastern District of Louisiana, the Court has set the case for trial beginning on August 28, 2023. The parties have agreed to ask the Court to move the trial date to no earlier than March 2024 and have started to engage in discovery.

•On January 9, 2023, Plaintiffs in P.A. et al. v. Hain Celestial Group, Inc., et al. filed their First Amended Complaint in the Circuit Court of the First Circuit, State of Hawai’i. On March 8, 2023, the Company filed its Answer to Plaintiff’s First Amended Complaint. The case is set for trial starting on January 23, 2025.

•On February 3, 2023, Plaintiff in Pourdanesh v. Hain Celestial Group, Inc. et al. filed his Complaint in the Superior Court for the State of California, County of Los Angeles. Plaintiff served his Complaint on the Company on March 28, 2023. Following a meet and confer with Plaintiff’s counsel, Plaintiff has agreed to file an Amended Complaint identifying the products at issue. The case is stayed until the Initial Status Conference on May 17, 2023.

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

17.    SEGMENT INFORMATION

Our organization structure consists of two geographic-based reportable segments: North America and International. Our North America reportable segment consists of the United States and Canada as operating segments. Our International reportable segment is comprised of three operating segments: United Kingdom, Ella’s Kitchen UK, and Europe. This structure is in line with how our Chief Operating Decision Maker, the Company's Chief Executive Officer, assesses our performance and allocates resources.

The Company uses segment net sales and operating income to evaluate performance and to allocate resources. The Company believes these measures are most relevant in order to analyze segment results and trends. Segment operating income excludes certain general corporate expenses (which are a component of selling, general and administrative expenses) and acquisition related expenses, restructuring, integration, and other charges.

The following tables set forth financial information about each of the Company’s reportable segments. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Net Sales:
North America	$286,649	$325,742	$857,406	$866,281
International	168,594	177,197	491,396	568,502
	$455,243	$502,939	$1,348,802	$1,434,783

Operating (Loss) Income:
North America(a)	$(136,127)	$28,526	$(79,420)	$72,530
International	13,604	18,303	33,219	69,740
	(122,523)	46,829	(46,201)	142,270
Corporate and Other(b)	(18,403)	(11,665)	(51,513)	(49,538)
	$(140,926)	$35,164	$(97,714)	$92,732

(a) North America operating loss includes non-cash impairment charges of $156,298 related to ParmCrisps® and Thinsters® trademarks and ParmCrisps® customer relationships for the three and nine months ended March 31, 2023 (see Note 8, Goodwill and Other Intangible Assets).

(b) In addition to general Corporate and Other expenses as described above, for the three and nine months ended March 31, 2023, Corporate and Other included $2,603 and $3,133 of Productivity and transformation costs, respectively. For the three and nine months ended March 31, 2022, Corporate and Other included $218 and $3,228 of Productivity and transformation costs, respectively.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
United States	$259,468	$295,152	$774,032	$772,548
United Kingdom	122,069	124,029	354,808	387,129
All Other	73,706	83,758	219,962	275,106
Total	$455,243	$502,939	$1,348,802	$1,434,783

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets, were as follows by geographic area:

	March 31, 2023	June 30, 2022
United States	$165,470	$182,038
United Kingdom	132,831	133,213
All Other	96,438	96,845
Total	$394,739	$412,096

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2023 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Forward- looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993 and is headquartered in Boulder, Colorado. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores worldwide.

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

Global Economic Environment

Economic conditions during fiscal year 2022 and the first nine months of fiscal year 2023 have been marked by inflationary pressures, rising interest rates and shifts in consumer demand.

•Inflation – The inflationary environment has led to higher costs for ingredients, packaging, energy, transportation and other supply chain components. We expect this higher cost environment to continue, although we expect these higher costs to be partially mitigated by pricing actions we have implemented to date and further pricing actions that we may implement.
•Interest Rates – Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen significantly starting in the second half of fiscal year 2022. These higher interest rates, together with a higher outstanding debt balance, has led to an increase in our interest expense and we expect this high rate environment to continue.
•Consumer Demand – Recent economic conditions have resulted in changes in consumer spending patterns, which has had an impact on our sales. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence can cause changes in consumer spending behavior. Economic conditions have prompted some consumers, particularly in Europe, to shift to lower-priced products.

Russia-Ukraine War

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain was adversely impacted by the Russia-Ukraine war during the second half of fiscal year 2022 and the first nine months of fiscal year 2023 and we continue to face other challenges and risks arising from the war. In particular, the war has added significant costs to existing inflationary pressures through increased energy and raw material prices. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. The war has also negatively impacted consumer sentiment, particularly in Europe, with some consumers shifting to lower-priced products, which has somewhat affected demand for our products. Additionally, we face increased cybersecurity risks, as companies based in the United States and its allied countries have become targets of malicious cyber activity. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations in the future remains uncertain.

CEO Succession

On November 22, 2022, the Board of Directors (the "Board") of the Company approved a succession plan pursuant to which the Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023. As part of the succession plan, Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains as a director on the Board following the Transition Date.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2023 and 2022 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2023		March 31, 2022		Dollars	Percentage
Net sales	$455,243	100.0%	$502,939	100.0%	$(47,696)	(9.5)%
Cost of sales	357,764	78.6%	387,236	77.0%	(29,472)	(7.6)%
Gross profit	97,479	21.4%	115,703	23.0%	(18,224)	(15.8)%
Selling, general and administrative expenses	75,047	16.5%	75,750	15.1%	(703)	(0.9)%
Intangibles and long-lived asset impairment	156,583	34.4%	—	—%	156,583	*
Amortization of acquired intangible assets	2,842	0.6%	3,110	0.6%	(268)	(8.6)%
Productivity and transformation costs	3,933	0.9%	1,679	0.3%	2,254	134.2%
Operating (loss) income	(140,926)	(31.0)%	35,164	7.0%	(176,090)	(500.8)%
Interest and other financing expense, net	13,421	2.9%	3,224	0.6%	10,197	316.3%
Other expense (income), net	439	0.1%	(712)	(0.1)%	1,151	(161.7)%
(Loss) income before income taxes and equity in net loss of equity-method investees	(154,786)	(34.0)%	32,652	6.5%	(187,438)	(574.0)%
(Benefit) provision for income taxes	(39,587)	(8.7)%	7,738	1.5%	(47,325)	(611.6)%
Equity in net loss of equity-method investees	528	0.1%	383	0.1%	145	37.9%
Net (loss) income	$(115,727)	(25.4)%	$24,531	4.9%	$(140,258)	(571.8)%

Adjusted EBITDA	$37,260	8.2%	$58,669	11.7%	$(21,409)	(36.5)%
Diluted net (loss) income per common share	$(1.29)		$0.27		$(1.56)	*
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended March 31, 2023 were $455.2 million, a decrease of $47.7 million, or 9.5%, as compared to $502.9 million in the three months ended March 31, 2022. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $28.9 million, or 5.8%, from the prior year quarter driven by both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $97.5 million, a decrease of $18.2 million, or 15.8%, as compared to the prior year quarter. Additionally, gross profit margin of 21.4% was lower when compared with 23.0% in the prior year quarter. The decrease in gross profit was driven primarily by the North America reportable segment as a result of lower net sales, changes in sales mix of high margin products and inflation. The International reportable segment also had a decrease in gross profit mainly resulting from lower net sales in the Europe operating segment, change in sales mix of high margin products and higher energy and supply chain costs when compared to the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $75.0 million for the three months ended March 31, 2023, a decrease of $0.7 million, or 0.9%, from $75.8 million for the prior year quarter. The decrease was driven by lower marketing costs as well as efficiencies gained from the Company's productivity and transformation initiatives, partially offset by higher labor-related expenses primarily in Corporate.

Intangibles and long-lived asset impairment

During the three months ended March 31, 2023, the Company recognized an aggregate impairment charge of $156.6 million, primarily related to the ParmCrisps® and Thinsters® indefinite-lived trademarks and ParmCrisps® definite-lived customer relationships, which reduced the carrying value of such assets to their estimated fair value. The fair value of indefinite-lived trademarks and definite-lived customer relationships were determined using the relief from royalty method and multi-period excess earnings method, respectively. See Note 8, Goodwill and Other Intangible Assets and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.8 million for the three months ended March 31, 2023, a decrease of $0.3 million from $3.1 million in the prior year quarter due to complete amortization of certain acquired intangible assets primarily in the Europe and the United Kingdom operating segments when compared with the prior year quarter.

Productivity and Transformation Costs

Productivity and transformation costs were $3.9 million for the three months ended March 31, 2023, an increase of $2.3 million from $1.7 million in the prior year quarter. The increase was primarily due to increased spending related to productivity and transformation strategy consulting costs as a part of the Company’s strategic plan update.

Operating Loss (Income)

Operating loss for the three months ended March 31, 2023 was $140.9 million compared to income of $35.2 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $13.4 million for the three months ended March 31, 2023, an increase of $10.2 million, or 316.3%, from $3.2 million in the prior year quarter. The increase resulted primarily from rising interest rates and a higher outstanding debt balance driven primarily by the acquisition of THWR and share repurchase activity during fiscal 2022. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense (Income), Net

Other expense, net totaled $0.4 million for the three months ended March 31, 2023, compared to income of $0.7 million in the prior year quarter. The decrease in income was primarily attributable to the recognition of foreign exchange gain in the prior year quarter compared to foreign exchange loss in the current quarter.

(Loss) Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2023 was $154.8 million compared to income of $32.7 million in the prior year quarter. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $39.6 million for the three months ended March 31, 2023 compared to income tax expense of $7.7 million in the prior year quarter.

The effective income tax rate was a benefit of 25.6% and an expense of 23.7% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate for the three months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges, stock-based compensation and changes in uncertain tax positions. The effective income tax rate for the three months ended March 31, 2022 was impacted by deductions related to stock-based compensation and the finalization of fiscal year 2021 income tax returns. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended March 31, 2023 was $0.5 million and $0.4 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the three months ended March 31, 2023 was $115.7 million, or $1.29 per diluted share, compared to net income of $24.5 million, or $0.27 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $37.3 million and $58.7 million for the three months ended March 31, 2023 and 2022, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations. On a constant currency basis, Adjusted EBITDA decreased by $19.3 million, or 33.0%, from $58.7 million for the three months ended March 31, 2022 to $39.3 million for the three months ended March 31, 2023.

Segment Results

The following table provides a summary of net sales and operating income (loss) by reportable segment for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/23	$286,649	$168,594	$—	$455,243
Three months ended 3/31/22	325,742	177,197	—	502,939
$ change	$(39,093)	$(8,603)	n/a	$(47,696)
% change	(12.0)%	(4.9)%	n/a	(9.5)%

Operating (loss) income
Three months ended 3/31/23(a)	$(136,127)	$13,604	$(18,403)	$(140,926)
Three months ended 3/31/22	28,526	18,303	(11,665)	35,164
$ change	$(164,653)	$(4,699)	$(6,738)	$(176,090)
% change	(577.2)%	(25.7)%	57.8%	(500.8)%

Operating (loss) income margin
Three months ended 3/31/23	(47.5)%	8.1%	n/a	(31.0)%
Three months ended 3/31/22	8.8%	10.3%	n/a	7.0%
(a) North America operating loss includes non-cash impairment charges of $156,298 related to ParmCrisps® and Thinsters® trademarks and ParmCrisps® customer relationships (see Note 8, Goodwill and Other Intangible Assets).

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2023 were $286.6 million, a decrease of $39.1 million, or 12.0%, from net sales of $325.7 million in the prior year quarter. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased by 10.8%. In the United States operating segment, adjusted sales were lower compared to the prior year quarter mainly due to lower sales in snacks, personal care and tea, partially offset by higher sales in yogurt. The net sales decrease within snacks was substantially driven by reduced distribution and customer promotions associated with the ParmCrisps® brand. Similar trends were noted in the Canada operating segment. Operating loss in North America for the three months ended March 31, 2023 was $136.1 million, a decrease of $164.7 million compared to operating income of $28.5 million in the prior year quarter. The decrease was mainly driven by aggregate non-cash impairment charges of $156.3 million related to the ParmCrisps® and Thinsters® intangible assets and lower net sales in the United States operating segment, partially offset by cost improvements due to higher productivity.

International

Our net sales in the International reportable segment for the three months ended March 31, 2023 were $168.6 million, a decrease of $8.6 million, or 4.9%, from net sales of $177.2 million in the prior year quarter. On a constant currency basis, net sales increased 3.5% from the prior year quarter primarily due to an increase in sales in the United Kingdom operating segment, partially offset by softness in plant-based categories in the rest of Europe. Operating income in our International reportable segment for the three months ended March 31, 2023 was $13.6 million, a decrease of $4.7 million from $18.3 million for the three months ended March 31, 2022. Operating income was lower in the current quarter when compared to the prior year quarter mainly due to increased energy and input costs and volume mix, partially offset by improved pricing and productivity.

Corporate and Other

Our Corporate and Other category consists of expenses related to the Company’s centralized administrative functions, which do not specifically relate to an operating segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise as well as expenses for certain professional fees, acquisition and divestiture transaction costs, facilities, and other items which benefit the Company as a whole. Our operating loss in Corporate and Other for the three months ended March 31, 2023 was $18.4 million, an increase of $6.7 million, from $11.7 million for the three months ended March 31, 2022. This change was primarily due to higher strategic consulting charges and employee related expenses.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2023 to Nine Months Ended March 31, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2023 and 2022 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2023		March 31, 2022		Dollars	Percentage
Net sales	$1,348,802	100.0%	$1,434,783	100.0%	$(85,981)	(6.0)%
Cost of sales	1,053,131	78.1%	1,096,367	76.4%	(43,236)	(3.9)%
Gross profit	295,671	21.9%	338,416	23.6%	(42,745)	(12.6)%
Selling, general and administrative expenses	222,355	16.5%	229,679	16.0%	(7,324)	(3.2)%
Intangibles and long-lived asset impairment	156,923	11.6%	303	—%	156,620	**
Amortization of acquired intangible assets	8,415	0.6%	7,254	0.5%	1,161	16.0%
Productivity and transformation costs	5,692	0.4%	8,448	0.6%	(2,756)	(32.6)%
Operating (loss) income	(97,714)	(7.2)%	92,732	6.5%	(190,446)	*
Interest and other financing expense, net	31,910	2.4%	7,672	0.5%	24,238	315.9%
Other income, net	(2,413)	(0.2)%	(10,570)	(0.7)%	8,157	(77.2)%
(Loss) income before income taxes and equity in net loss of equity-method investees	(127,211)	(9.4)%	95,630	6.7%	(222,841)	*
(Benefit) provision for income taxes	(30,599)	(2.3)%	19,425	1.4%	(50,024)	*
Equity in net loss of equity-method investees	1,226	0.1%	1,374	0.1%	(148)	(10.8)%
Net (loss) income	$(97,838)	(7.3)%	$74,831	5.2%	$(172,669)	*

Adjusted EBITDA	$123,106	9.1%	$165,249	11.5%	$(42,143)	(25.5)%
Diluted net (loss) income per common share	$(1.09)		$0.79		$(1.88)	*
* Percentage is not meaningful due to one or more numbers being negative.
** Percentage is not meaningful due to significantly lower number in the comparative period

Net Sales

Net sales for the nine months ended March 31, 2023 were $1,348.8 million, a decrease of $86.0 million, or 6.0%, as compared to $1,434.8 million in the nine months ended March 31, 2022. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $44.2 million, or 3.1%, from the prior comparable period primarily driven by International reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2023 was $295.7 million, a decrease of $42.7 million, or 12.6%, as compared to the prior year comparable period. Gross profit margin was 21.9% of net sales, compared to 23.6% in the prior year comparable period. The decrease in gross profit was driven primarily by the International reportable segment mainly due to lower net sales in the Europe and United Kingdom operating segments and higher energy and supply chain costs when compared to the prior year period. The North America reportable segment gross profit remained relatively flat due to pricing increases and cost improvements driven by higher productivity, partially offset by inflation and lower net sales in the Canada operating segment when compared with the prior year comparable period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $222.4 million for the nine months ended March 31, 2023, a decrease of $7.3 million, or 3.2%, from $229.7 million for the prior year comparable period. The decrease was primarily driven by reductions in the United States and the United Kingdom operating segments. The decrease reflected reduced broker fees and sales related expenses primarily in the United States operating segment and lower marketing costs, as well as efficiencies gained from the Company's productivity and transformation initiatives.

Intangibles and long-lived asset impairment

During the nine months ended March 31, 2023, the Company recognized aggregate impairment charge of $156.9 million , an increase of $156.6 million from $0.3 million in the prior year comparable period, related to the ParmCrisps® and Thinsters® indefinite-lived trademarks and ParmCrisps® definite-lived customer relationships, which reduced the carrying value of such assets to their estimated fair value. The fair value of indefinite-lived trademarks and definite-lived customer relationships were determined using the relief from royalty method and multi-period excess earnings method, respectively. See Note 8, Goodwill and Other Intangible Assets and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $8.4 million for the nine months ended March 31, 2023, an increase of $1.2 million from $7.3 million in the prior year comparable period due to the acquisition of THWR in the second quarter of the prior fiscal year.

Productivity and Transformation Costs

Productivity and transformation costs were $5.7 million for the nine months ended March 31, 2023, a decrease of $2.8 million from $8.4 million in the prior year comparable period. The decrease was primarily due to wind down of prior year restructuring costs partially offset by new spending on our strategic plan update.

Operating (Loss) Income

Operating loss for the nine months ended March 31, 2023 was $97.7 million compared to income of $92.7 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $31.9 million for the nine months ended March 31, 2023, an increase of $24.2 million, or 315.9%, from $7.7 million in the prior year comparable period. The increase resulted primarily from a higher outstanding debt balance driven primarily by the acquisition of THWR in the second quarter of the prior fiscal year as well as share repurchase activity during fiscal 2022. Interest and other financing expense was also impacted by higher interest rates compared to the prior comparable period. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $2.4 million for the nine months ended March 31, 2023, compared to $10.6 million in the prior year comparable period. The decrease in income was primarily attributable to the recognition of an $8.7 million gain on sale of assets in the prior year period related to the sale of undeveloped land plots in Boulder, Colorado.

(Loss) Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the nine months ended March 31, 2023 was $127.2 million compared to income of $95.6 million in the prior year comparable period. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $30.6 million for the nine months ended March 31, 2023 compared to expense of $19.4 million in the prior year comparable period. The effective income tax rate was a benefit of 24.1% and expense of 20.3% for the nine months ended March 31, 2023 and 2022, respectively.

The effective income tax rate for the nine months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges, gain on the sale of Westbrae (See Note 4, Acquisition and Disposition, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q), an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and changes in uncertain tax positions. The effective income tax rate for the nine months ended March 31, 2022 was impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to acquisition of THWR, the reversal of a valuation allowance due to the utilization of a capital loss carryover, and the finalization of fiscal year 2021 U.S. income tax returns. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2023 was $1.2 million compared to $1.4 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the nine months ended March 31, 2023 was $97.8 million, or $(1.09) per diluted share, compared to income of $74.8 million, or $0.79 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $123.1 million and $165.2 million for the nine months ended March 31, 2023 and 2022, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations. On a constant currency basis, Adjusted EBITDA decreased by $34.5 million, or 20.9%, from $165.2 million for the nine months ended March 31, 2022 to $130.7 million for the nine months ended March 31, 2023.

Segment Results

The following table provides a summary of net sales and operating income by reportable segment for the nine months ended March 31, 2023 and 2022:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/23	$857,406	$491,396	$—	$1,348,802
Nine months ended 3/31/22	866,281	568,502	—	1,434,783
$ change	$(8,875)	$(77,106)	n/a	$(85,981)
% change	(1.0)%	(13.6)%	n/a	(6.0)%

Operating (loss) income
Nine months ended 3/31/23(a)	$(79,420)	$33,219	$(51,513)	$(97,714)
Nine months ended 3/31/22	72,530	69,740	(49,538)	92,732
$ change	$(151,950)	$(36,521)	$(1,975)	$(190,446)
% change	(209.5)%	(52.4)%	4.0%	(205.4)%

Operating (loss) income margin
Nine months ended 3/31/23	(9.3)%	6.8%	n/a	(7.2)%
Nine months ended 3/31/22	8.4%	12.3%	n/a	6.5%
(a) North America operating loss includes non-cash impairment charges of $156,298 related to ParmCrisps® and Thinsters® trademarks and ParmCrisps® customer relationships (see Note 8, Goodwill and Other Intangible Assets).

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2023 were $857.4 million, a decrease of $8.9 million, or 1.0%, from net sales of $866.3 million in the prior year comparable period. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased by 3.7% due to decreased sales in the Canada operating segment due to lower sales in personal care product categories and reduced club distribution and programming for certain brands, partially offset by increased sales in the United States operating segment due to stronger sales in snacks. Operating loss in North America for the nine months ended March 31, 2023 was $79.4 million, compared to operating income of $72.5 million in the prior year comparable period. The decrease was mainly driven by ParmCrisps® and Thinsters® indefinite-lived trademarks and ParmCrisps® definite-lived customer relationships impairment charges and lower net sales in the Canada operating segment, partially offset by cost improvements due to higher productivity.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2023 were $491.4 million, a decrease of $77.1 million, or 13.6%, from net sales of $568.5 million in the prior year comparable period. On a constant currency basis, net sales decreased 2.3% from the prior year comparable period mainly due to lower sales in the Europe and United Kingdom operating segments, particularly in relation to plant-based categories and snacks, and the impact of the loss of a large non-dairy co-manufacturing customer in the second half of the prior fiscal year. Operating income in our International reportable segment for the nine months ended March 31, 2023 was $33.2 million, a decrease of $36.5 million from $69.7 million for the nine months ended March 31, 2022. Operating income was lower in the current period when compared to the prior year comparable period mainly due to lower gross profit resulting from a decline in sales and higher energy and supply chain costs, partially offset by lower delivery and warehouse costs due to improved utilization of warehouse space and efficiencies.
Corporate and Other

Our operating loss in Corporate and Other for the nine months ended March 31, 2023 was $51.5 million, an increase of $2.0 million, from $49.5 million in the prior year period. This change was primarily due to higher general and administrative expenses mainly related to increased salaries, wages, and benefits.

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

During the Amendment Period, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the Amendment Period, loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 0.875% to 1.750% per annum or (b) the Base Rate plus a rate ranging from 0.00% to 0.750% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2023 was 5.90%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of March 31, 2023, there were $567.0 million of loans under the Revolver, $290.6 million of Term Loans, and $4.1 million letters of credit outstanding under the Credit Agreement. As of March 31, 2023, $228.9 million was available under the Credit Agreement, subject to compliance with the financial covenants, as compared to $204.0 million as of June 30, 2022. As of March 31, 2023, the Company was in compliance with all associated covenants.

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 7, Leases, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Our cash and cash equivalents balance decreased $21.8 million at March 31, 2023 to $43.7 million as compared to $65.5 million at June 30, 2022. Our working capital was $348.1 million at March 31, 2023, an increase of $19.1 million from $329.0 million at the end of fiscal 2022. Additionally, our total debt decreased by $32.1 million at March 31, 2023 to $856.6 million as compared to $888.6 million at June 30, 2022 as a result of $31.6 million of net repayments carried out during the period.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, the Middle East and India. As of March 31, 2023, substantially all cash was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash (used in) provided by operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2023	2022	Dollars
Cash flows provided by (used in):
Operating activities	$26,309	$99,186	$(72,877)
Investing activities	(13,243)	(284,271)	271,028
Financing activities	(34,792)	172,858	(207,650)
Effect of exchange rate changes on cash	(104)	(5,836)	5,732
Net decrease in cash and cash equivalents	$(21,830)	$(18,063)	$(3,767)

Cash provided by operating activities was $26.3 million for the nine months ended March 31, 2023, a decrease of $72.9 million from cash provided by operating activities of $99.2 million in the prior year period. This decrease versus the prior period resulted primarily from a reduction of $60.5 million in net income adjusted for non-cash charges in the current period and higher cash utilization of $12.3 million from our working capital accounts primarily due to a higher account receivable balance due to timing of cash receipts, partially offset by a reduction in the change in other current assets.

Cash used in investing activities was $13.2 million for the nine months ended March 31, 2023, a decrease of $271.0 million from $284.3 million in the prior year period primarily due to the acquisition of THWR in the same period of the prior year.

Cash used in financing activities was $34.8 million for the nine months ended March 31, 2023, a decrease of $207.7 million compared to $172.9 million of cash provided in the prior year period. The decrease in cash provided by financing activities is primarily due to higher borrowings under the Credit Agreement to finance the THWR acquisition, higher share repurchases, and payment of shares withheld for employee payroll taxes during the same period in the prior year.

Operating Free Cash Flows

Operating free cash flows were $4.9 million for the nine months ended March 31, 2023, a decrease of $60.4 million from $65.2 million provided by operating free cash flows in the nine months ended March 31, 2022. This decrease versus the prior year period resulted primarily from a decrease in cash flow from operations of $72.9 million driven by the reasons explained above, partially offset by reduction in capital expenditures. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flows.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2023, the Company did not repurchase any shares under the repurchase program. As of March 31, 2023, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and net sales adjusted for the impact of foreign currency, acquisitions, divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended March 31, 2023	$286,649	$168,594	$455,243
Acquisitions, divestitures and discontinued brands	(163)	—	(163)
Impact of foreign currency exchange	1,881	14,760	16,641
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Three months ended March 31, 2023	$288,367	$183,354	$471,721

Net sales - Three months ended March 31, 2022	$325,742	$177,197	$502,939
Acquisitions, divestitures and discontinued brands	(2,311)	—	(2,311)
Net sales adjusted for acquisitions, divestitures and discontinued brands - Three months ended March 31, 2022	$323,431	$177,197	$500,628

Net sales decline	(12.0)%	(4.9)%	(9.5)%
Impact of acquisitions, divestitures and discontinued brands	0.6%	—%	0.4%
Impact of foreign currency exchange	0.6%	8.4	3.3%
Net sales (decline) growth on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	(10.8)%	3.5%	(5.8)%

Net sales - Nine months ended March 31, 2023	$857,406	$491,396	$1,348,802
Acquisitions, divestitures and discontinued brands	(34,663)	—	(34,663)
Impact of foreign currency exchange	5,024	64,266	69,290
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Nine months ended March 31, 2023	$827,767	$555,662	$1,383,429

Net sales - Nine months ended March 31, 2022	$866,281	$568,502	$1,434,783
Acquisitions, divestitures and discontinued brands	(7,142)	—	(7,142)
Net sales adjusted for acquisitions, divestitures and discontinued brands - Nine months ended March 31, 2022	$859,139	$568,502	$1,427,641

Net sales decline	(1.0)%	(13.6)%	(6.0)%
Impact of acquisitions, divestitures and discontinued brands	(3.3)%	—%	(1.9)%
Impact of foreign currency exchange	0.6%	11.3%	4.8%
Net sales decline on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	(3.7)%	(2.3)%	(3.1)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(115,727)	$24,531	$(97,838)	$74,831

Depreciation and amortization	13,784	12,638	37,909	34,396
Equity in net loss of equity-method investees	528	383	1,226	1,374
Interest expense, net	12,924	2,846	30,582	5,677
(Benefit) provision for income taxes	(39,587)	7,738	(30,599)	19,425
Stock-based compensation, net	3,228	3,846	10,657	12,289
Unrealized currency losses (gains)	202	(594)	651	(2,097)
Litigation and related costs
Certain litigation expenses, net(a)	(1,582)	2,005	3,363	5,389
Restructuring activities
CEO succession	—	—	5,113	—
Plant closure related costs, net	22	82	73	895
Productivity and transformation costs	3,933	1,626	5,692	7,077
Warehouse/manufacturing consolidation and other costs, net	2,871	94	899	2,632
Acquisitions, divestitures and other
Transaction and integration costs, net	215	3,419	1,984	12,151
(Gain) loss on sale of assets	(134)	55	(3,529)	(9,047)
Impairment charges
Inventory write-down	—	—	—	(46)
Intangibles and long-lived asset impairment	156,583	—	156,923	303
Adjusted EBITDA	$37,260	$58,669	$123,106	$165,249
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

A reconciliation between Adjusted EBITDA and constant currency Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is as follows:

(amounts in thousands)	Hain Consolidated
Adjusted EBITDA - Three months ended March 31, 2023	$37,260
Impact of foreign currency exchange	2,067
Adjusted EBITDA on a constant currency basis - Three months ended March 31, 2023	$39,327

Adjusted EBITDA - Three months ended March 31, 2022	$58,669

A reconciliation between Adjusted EBITDA and constant currency Adjusted EBITDA for the nine months ended March 31, 2023 and 2022 is as follows:

(amounts in thousands)	Hain Consolidated
Adjusted EBITDA - Nine months ended March 31, 2023	$123,106
Impact of foreign currency exchange	7,594
Adjusted EBITDA on a constant currency basis - Nine months ended March 31, 2023	$130,700

Adjusted EBITDA - Nine months ended March 31, 2022	$165,249

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

A reconciliation from cash flows provided by operating activities to Operating Free Cash Flows is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2023	2022
Net cash provided by operating activities	$26,309	$99,186
Purchases of property, plant and equipment	(21,434)	(33,939)
Operating free cash flows	$4,875	$65,247

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 during the nine months ended March 31, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Maximum number of shares that may yet be purchased under the plans (in millions of dollars) (2)
January 1, 2023 - January 31, 2023	—	$—	—	$173.5
February 1, 2023 - February 28, 2023	(3,260)	(20.48)	—	$173.5
March 1, 2023 - March 31, 2023	—	—	—	$173.5
Total	(3,260)	$(20.48)	—

(1) Consists of shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans.

(2) In January 2022, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions, and other corporate considerations. During the quarter ended March 31, 2023, the Company did not repurchase any shares under the repurchase program. As of March 31, 2023, the Company had $173.5 million of remaining authorization under the share repurchase program.

Item 5.        Other Information

Amended and Restated By-Laws

On May 8, 2023, the Board of Directors (the “Board”) of the Company approved an amendment and restatement of the Company’s By-Laws (as amended and restated, the “By-Laws”), effective May 8, 2023, as set forth below.

Advance Notice Amendment

The By-Laws were primarily amended to establish informational, timing and procedural requirements for stockholders intending to submit a proposal or director nomination at either an annual or special meeting of stockholders, including:

•for a stockholder to properly bring a nomination or other business before an annual meeting of stockholders, the stockholder must generally provide notice to the Company’s Secretary not less than ninety (90) days nor more than one hundred twenty (120) days prior to the first anniversary of the preceding year’s annual meeting of stockholders;
•the stockholder’s notice must provide certain information or other documentation about the stockholder and, if applicable, specified information related to the stockholder’s director nominee or to the other business brought by the stockholder; and
•in light of the adoption of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, to provide for universal proxies, the By-Laws require stockholders relying on the universal proxy rule to make certain representations to the Company, certify compliance with the universal proxy rule and submit director nominee questionnaires to the Company’s Secretary.

Administrative Amendments

The By-Laws were also amended to incorporate certain administrative amendments, including to (i) conform the Company’s meeting notice provision with the applicable Delaware statute, (ii) incorporate a new Delaware law provision related to notices of adjournments, including with respect to remote meetings of stockholders, and (iii) remove the requirement that the Company provide a list of stockholders at stockholder meetings in line with Delaware law updates. Moreover, the By-Laws provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which color is reserved for the exclusive use by the Board.

The foregoing description is qualified in its entirety by reference to the By-Laws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.        Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

3.2	Amended and Restated By-Laws.

3.3	Amended and Restated By-Laws, marked to show amendments effective as of May 8, 2023.

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*	Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP).

10.2*	Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Relative Total Shareholder Return).

10.3*	Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Absolute Total Shareholder Return).

10.4*	Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (Make-Whole RSU Award).

10.5*	Separation Agreement, dated as of February 6, 2023, between the Company and David J. Karch.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 9, 2023	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer

Date:	May 9, 2023	/s/ Christopher J. Bellairs
Christopher J. Bellairs, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2023	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)