Form 10-K
period 2023-06-30
HAIN CELESTIAL GROUP INC
filed 2023-08-24
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,438,471,639.

As of August 17, 2023, there were 89,473,831 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, our business strategy, our supply chain, including the availability and pricing of raw materials, our brand portfolio, pricing actions and product performance; foreign exchange and inflation rates; current or future macroeconomic trends; and future corporate acquisitions or dispositions.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; risks associated with operating internationally; pending and future litigation, including litigation relating to Earth’s Best® baby food products; the reputation of our Company and our brands; compliance with our credit agreement; foreign currency exchange risk; the availability of organic ingredients; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; risks arising from the Russia-Ukraine war; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to use and protect trademarks; general economic conditions; cybersecurity incidents; disruptions to information technology systems; changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K as well as in other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I
THE HAIN CELESTIAL GROUP, INC.

Item 1.        Business
Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993. The Company is a leading manufacturer, marketer and seller of better-for-you brands that inspire healthier living. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores worldwide.

The Company’s food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Garden Veggie™, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean® and Queen Helene®.

Impact
We are a global health and wellness company whose purpose is to inspire healthier living for people, communities, and the planet through better-for-you brands. We have focused our Impact strategy around expanding our commitment to environmentally sound business practices, creating and selling better-for-you products, social and commUpunity impact initiatives and sustainable manufacturing processes.

Our Impact strategy also consists of our environmental, social, and governance (“ESG”) goals along with a commitment to considering long-term social and environmental impacts. More details about our Impact strategy and goals, including our most recent ESG Report, are available at hain.com/company/impact.

Our ESG Reports and the other information available at hain.com/company/impact are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the Securities and Exchange Commission (the “SEC”).

Human Capital Resources
As of June 30, 2023, we had approximately 2,837 employees, with approximately 46% located in North America and approximately 54% located outside of North America. Approximately 59% of our employees in North America and approximately 60% of our employees outside of North America were based in our production facilities. Substantially all of our employees are full-time, permanent employees.

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

As of June 30, 2023, our global workforce was 59% male and 41% female. In the United States, on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 40% Hispanic or Latino, 42% White, 10% Black or African American, 6% Asian and 2% other. We make additional workforce demographic data available at hain.com/impact. The information available at hain.com/impact is not a part of this Form 10-K or incorporated into any of our other filings made with the SEC.

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

Products

Our brand portfolio focuses on growing global brands in categories where we believe we have the most potential. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. Conversely, we discontinue products or stock keeping units (“SKUs”) when sales of those items do not warrant further production. Products under different brands for our reportable segments are noted in the segments section.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details.

North America Segment:

United States

Our products are sold throughout the United States. Our customer base consists principally of specialty and natural food distributors, supermarkets and natural food stores, mass-market, club stores, e-commerce retailers, drug and convenience stores, and food service channels. Our products are sold through a combination of direct salespeople, brokers and distributors. We believe that our direct salespeople combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Brokers act as agents for us within designated territories and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers.

A significant portion of the products marketed by us are sold through independent distributors. Food distributors purchase products from us for resale to retailers.

The brands sold in the United States include:

•Garden Veggie™ and Sensible Portions® snack products including Garden Veggie Straws®, Garden Veggie Chips and Apple Straws®, Terra® varieties of root vegetable chips, potato chips, and other exotic vegetable chips, Garden of Eatin’® tortilla chips, and ParmCrisps®.

•Tea products under the Celestial Seasonings® brand and include more than 100 varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.

•Baby food products include infant and toddler formula, infant cereals, jarred baby food, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® and Earth’s Best Sesame Street (under license) brands.

•Yogurt products include The Greek Gods® Greek-style yogurt products.

•Personal care products include hand, skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON® and Queen Helene® brands.

•Other products include Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths, soups and gravies, Hain Pure Foods® condiments, Health Valley® cereal bars and soups, and Hollywood® oils.

Canada

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, club stores, mass merchandisers, natural food distributors, drug store chains, personal care distributors, and food service distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to food service and retail customers. We utilize a third-party merchandising team for retail execution. As in the United States, a portion of the products marketed by us are sold through independent distributors.

The brands sold in Canada include Yves Veggie Cuisine® refrigerated and frozen meat-alternative snacks and meals, vegetables and lentils, Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, Imagine® aseptic soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Other food brands include Celestial Seasonings® teas, Terra® chips and Garden Veggie™ and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON®, and Live Clean® brands.

International Segment:

United Kingdom

In the United Kingdom, our products include soups, plant-based and meat-free dishes and meals, as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, sweeteners, syrups and dessert sauces.

The products sold in the United Kingdom include Ella's Kitchen® premium organic infant and toddler foods, New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, private label and Farmhouse Fare™ hot-eating desserts, Linda McCartney’s® (under license) chilled and frozen plant-based dishes and meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Clarks™ natural sweeteners and Robertson’s®, Frank Cooper’s® and Rose’s® (under license) marmalades. We also provide a comprehensive range of private label products to many grocery and organic food retailers, convenience stores and food service providers in the following categories: fresh soup, chilled desserts, meat-free dishes and meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland but are also sold in Europe and other parts of the world. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores and wholesalers.

Europe

Our products sold by the Europe reporting unit include, among others, products sold under the Joya®, Lima® and Natumi® brands. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages and grain cakes, as well as grains, pasta, cereals, miso, snacks, sweeteners, spreads, soups and condiments. Our Natumi® brand includes plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts, creamers and tofu. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, Celestial Seasonings® teas, Linda McCartney’s® (under license) chilled and frozen plant-based dishes and meals, Cully & Sully® chilled soups and ready meals, and private label products in Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and India. Our products are sold using our own direct sales force and local distributors.

Customers

Walmart Inc. and its affiliates together accounted for approximately 16%, 15% and 11% of our consolidated sales for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, which were primarily related to the United States, Canada and United Kingdom. No other customer accounted for at least 10% of our net sales in any of the past three fiscal years.

Foreign Operations

We sell our products to customers worldwide. Sales outside of the United States represented approximately 43%, 45% and 52% of our consolidated net sales in fiscal 2023, 2022 and 2021, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, across the digital and omnichannel ecosystem, communicating both in-store and online. We use a combination of trade and consumer advertising and promotion. Trade advertising and promotion includes placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in prominent and secondary locations.

Consumer advertising and promotion is used to build brand awareness and equity, drive trial to bring in new consumers and retain existing users to increase household penetration and consumption. Paid social and digital advertising, including retailer media and public relations programs, are the main drivers of brand awareness. Trial and conversion tactics include, but are not limited to, product search on Google and e-commerce sites, digital coupons, product sampling, direct mail and e-consumer relationship programs. Additionally, brand specific websites and social media pages are used to engage consumers with lifestyle, product and usage information related to specific brands.

We also utilize marketing arrangements with third parties to help create awareness and advocacy. For example, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop in the United States, leveraging popular characters for on and off packaging communications. We also leverage various influencers to help increase brand reach and relevance.

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

Production

Manufacturing

During fiscal 2023, 2022 and 2021, approximately 58%, 51% and 61%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•Boulder, Colorado, which produces Celestial Seasonings® teas;
•Mountville, Pennsylvania, which produces Garden Veggie™, Sensible Portions® and Terra® snack products;
•Bell, California, which produces Alba Botanica®, Avalon Organics®, and JASON® personal care products;
•Lancaster, Pennsylvania, which produces snack products;
•York, Pennsylvania, which produces ParmCrisps®;
•Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based snacks and meals; and
•Mississauga, Ontario, which produces our Live Clean® and other personal care products.

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
•Fakenham, England, which produces Linda McCartney’s® (under license) meat-free frozen and chilled dishes and meals;
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

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2023, 2022 and 2021, approximately 42%, 49% and 39%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

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

In the United States, each of our own food manufacturing facilities has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each such facility has at least one Preventive Controls Qualified Individual (“PCQI”) who has successfully completed training equivalent to that received under a standardized curriculum recognized by the FDA.

We conduct audits of our contract manufacturers to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under FSMA, each of our contract manufacturers is required to have a FSP, a Hazard Analysis Critical Control Plant (“HACCP”) plan or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures to be in place to mitigate food-borne hazards.

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

Our future results of operations may be adversely affected by input cost inflation, including with respect to freight and other distribution costs.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures.

Agricultural commodities and ingredients are subject to price volatility which can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs and other factors translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, freight and other distribution costs for our products and packaging costs.

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

For the fiscal years ended June 30, 2023, 2022 and 2021, approximately 58%, 51% and 61%, respectively, of our sales were derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters or governmental actions, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. Labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

Loss of one or more of our independent contract manufacturers could adversely affect our business.

During fiscal 2023, 2022 and 2021, approximately 42%, 49% and 39%, respectively, of our sales were derived from products manufactured at independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of organic, natural and better-for-you products which, if consumer demand for such categories were to decrease, could harm our business. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort is affected by our ability to anticipate changes in consumers’ preferences, the level of funding that can be made available, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, and the success of our management in introducing the resulting improvements in a timely manner.

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

In addition, we have other product categories that are subject to evolving consumer preferences. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health of ingredients and the environmental effects of ingredients and packaging, and shifts in preference for various product attributes. A significant shift in consumer demand away from our products could reduce the sales of our brands or our market share, both of which could harm our business.

A significant percentage of our sales is concentrated among a small number of customers, and consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to customers at the right price. A significant percentage of our sales is concentrated among a small number of customers. For example, sales to Walmart Inc. and its affiliates approximated 16%, 15% and 11% of sales during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. The loss of any large customer, the reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

We rely on independent distributors for a substantial portion of our sales.

In the United States, we rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to successfully expand the distribution of our products.

We are subject to risks associated with our international sales and operations, including foreign currency, compliance and trade risks.

For the fiscal years ended June 30, 2023, 2022 and 2021, approximately 43%, 45% and 52%, respectively, of our consolidated sales were generated outside the United States. Sales from outside our U.S. markets may continue to represent a significant portion of our consolidated sales in the future.

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
•periodic economic downturns and the instability of governments, including default or deterioration in the credit worthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, instability in the financial services sector, expropriation and other economic or political uncertainties; and
•greater risk of uncollectible accounts and longer collection cycles.

Our future results of operations may be adversely affected by the availability of natural and organic ingredients.

Our ability to ensure a continuing supply of natural and organic ingredients used in certain of our products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors for these scarce ingredients, climate conditions, global unrest and changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The natural and organic ingredients that we use in the production of our products (including, among others, vegetables, fruits, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, wildfires, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of natural and organic ingredients or increase the prices of those ingredients. Such natural disasters and adverse weather conditions can be caused or exacerbated by climate change, and the spate of recent extreme weather and climate-related events, including historic droughts, heatwaves, wildfires, extreme cold and flooding, presents an alarming trend. If our supplies of natural and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply products to our customers and adversely affect our business, financial condition and results of operations.

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

We have outsourced certain functions to third-party service providers, and any service failures or disruptions related to these outsourcing arrangements could adversely affect our business.

We have outsourced certain business processes in the areas of supply chain, accounting and information technology to managed service providers, globally.

We face risks associated with third parties managing these functions for us. For example, we have diminished control over the quality and timeliness of the outsourced services, including the cyber security protections implemented by these third parties. As a result of these outsourcing arrangements, we may experience interruptions or delays in our processes, loss or theft of sensitive data or other cyber security issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.

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

We may not be successful in fully implementing our cost savings plans or realizing our anticipated savings and efficiencies, including potentially as a result of factors outside our control. Additionally, we may not be able to identify or negotiate divestiture opportunities on terms acceptable to us. If we are unable to fully realize the anticipated savings and efficiencies of our cost reduction initiatives and related strategic initiatives, our profitability may be materially and adversely impacted.

The Russia-Ukraine war could continue to cause challenges and create risks for our business.

Although we have no material assets in Russia, Belarus or Ukraine, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war. In particular, the war has added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. Although we are continuing to monitor and manage the impacts of the war on our business, the war and the related economic impact could continue to have a material adverse effect on our business and operating results.

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

Risks Related to Economic Considerations

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

Risks Related to ESG Considerations

Changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters create a variety of risks for our business.

Increasingly, regulators, consumers, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These changing rules, public disclosure regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. This rapidly changing environment may result in increased general and administrative expenses.

We may also communicate certain initiatives and goals regarding environmental matters, diversity and other ESG-related matters. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, results of operations and financial condition could be adversely impacted.

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The spate of recent extreme weather and climate-related events, including historic droughts, heatwaves, wildfires, extreme cold and flooding, presents an alarming trend.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed in Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s prior internal accounting review. Certain of our former officers and former members of our Board of Directors, as individual defendants, are also subject to lawsuits related to such accounting review, and we may have an obligation to indemnify them in relation to these matters. Additionally, as discussed further in Note 17, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products.

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which may lead to a material adverse effect on our business. In addition, customers may cancel orders for such products as a result of such events. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, an illness or physical harm, we may become subject to claims or lawsuits relating to such matters. For example, as discussed in Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products were mislabeled, unsafe or caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, results of operations and financial condition.

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

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR and the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”). In recent years, other U.S. states such as Colorado, Connecticut, Indiana, Iowa, Montana, Tennessee, Utah and Virginia have begun to adopt their own privacy statutes, which may apply to the Company. Failure to comply with GDPR or CCPA requirements or other data privacy laws could result in litigation, adverse publicity and significant penalties and damages. The law in this area continues to develop, and the changing nature of privacy laws could impact the Company’s processing of personal information related to the Company’s job applicants, employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

Risks Related to Our Credit Agreement

Any default under our credit agreement could have significant consequences.

Our credit agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The credit agreement requires us to satisfy certain financial covenants, such as maintaining a maximum consolidated secured leverage ratio and a minimum consolidated interest coverage ratio. The credit agreement also contains restrictive covenants including, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt and liens, make capital expenditures, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans.

Our ability to comply with these covenants under the credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default, which would permit the lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Our obligations under the credit agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions. Any default by us under the credit agreement could have a material adverse effect on our business and financial condition.

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

As of June 30, 2023, we had goodwill of $938.6 million and trademarks and other intangibles assets of $298.1 million, which in the aggregate represented 55% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of trademarks and other intangibles represents the fair value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2023, we recorded aggregate non-cash impairment charges of $174.9 million related to certain trademarks and intangible assets to reduce their carrying value to their estimated fair value. The incurrence of additional impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge. For further information, see Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Temporary headquarters office and Manufacturing (Tea)	Boulder, CO	158,000	Owned
Distribution - All brands	Allentown, PA	497,000	2032
Distribution center (Grocery, snacks, and personal care products)	Ontario, CA	373,000	2023
Manufacturing and distribution center (Snack products)	Mountville, PA	161,000	2040
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing and distribution (Personal care)	Bell, CA	125,000	2038
Manufacturing and distribution (Snack products)	Lancaster, PA	119,000	2031
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and distribution (Snack products)	York, PA	71,000	2030
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2025
Distribution (Tea)	Boulder, CO	57,000	2031

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing	Oberwart, Austria	117,000	At will
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	101,000	Owned
Distribution	Gent, Belgium	64,000	At will
Distribution	Niederziers, Germany	54,000	At will
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Distribution (Soups, hot desserts, chilled products, grocery)	Peterborough, England	43,000	2024
Manufacturing (Hot-eating desserts)	Clitheroe, England	42,000	2031
Distribution	Loipersdorf, Austria	41,000	At will
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	36,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Europe and other parts of the world.

In addition to the foregoing distribution facilities operated by us, we also utilize bonded public warehouses from which deliveries are made to customers.

Subsequent to June 30, 2023, the Company entered into an operating lease for its new global headquarters, which has not yet commenced.

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

Holders

As of August 17, 2023, there were 222 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period	(a) Total number of shares purchased (1)	(b) Average price paid, per share	(c) Total number of shares purchased as part of publicly announced plans	(d) Approximate dollar value of shares that may yet be purchased under the plans (in millions) (2)
April 1, 2023 - April 30, 2023	7,612	$21.05	—	$173.5
May 1, 2023 - May 31, 2023	—	—	—	$173.5
June 1, 2023 - June 30, 2023	16,342	12.48	—	$173.5
Total	23,954	$15.21	—

(1)Includes shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans and shares repurchased under share repurchase programs approved by the Board of Directors, if any. See (2) below for further details.
(2)In January 2022, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2023, the Company did not repurchase any shares under the repurchase program. As of June 30, 2023, the Company had $174 million of remaining authorization under the share repurchase program.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock during the period from June 30, 2018 through June 30, 2023 to the cumulative total shareholder return during such period on (1) the S&P 500 Index, (2) the S&P SmallCap 600 Index, (3) the S&P 500 Packaged Foods & Meats Index and (4) the S&P Food & Beverage Select Industry Index (in which we are included).

In next year’s performance graph, we do not plan to include the S&P 500 Index or the S&P 500 Packaged Foods & Meats Index, which we have historically used as our broad equity market index and our industry or line-of-business index, respectively, for purposes of the stock performance graph. In accordance with SEC rules, these indices are included in the performance graph below as we transition to new comparison indices, namely the S&P SmallCap 600 Index and the S&P Food & Beverage Select Industry Index.

We believe that the S&P SmallCap 600 Index provides a more relevant broad equity market comparison than the S&P 500 Index based on our market capitalization. Further, we believe that the S&P Food & Beverage Select Industry Index includes a broader and more representative range of companies (in terms of both market capitalization and specific product categories within the food and beverage sector) than the companies comprising the S&P 500 Packaged Foods & Meats Index and that the S&P Food & Beverage Select Industry Index therefore provides a more relevant comparison against which to compare our cumulative total shareholder return. Additionally, certain of our incentive-based compensation awards are based on our total shareholder return relative to that of the S&P Food & Beverage Select Industry Index over the applicable performance period.

Item 6.         [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2023 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the heading, “Forward-Looking Statements” at the beginning of this Form 10-K.

This MD&A generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 25, 2022 and is available on the SEC’s website at www.sec.gov.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively, along with its subsidiaries, the “Company,” and herein referred to as “Hain Celestial,” “we,” “us” and “our”), was founded in 1993. The Company is a leading manufacturer, marketer, and seller of better-for-you brands that inspire healthier living. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores worldwide.

The Company’s food and beverage brands include Celestial Seasonings®, Clarks™, Cully & Sully®, Earth’s Best®, Ella’s Kitchen®, Frank Cooper’s®, Garden of Eatin’®, Garden Veggie™, Hartley’s®, Health Valley®, Imagine®, Joya®, Lima®, Linda McCartney’s® (under license), MaraNatha®, Natumi®, New Covent Garden Soup Co.®, ParmCrisps®, Robertson’s®, Rose’s® (under license), Sensible Portions®, Spectrum®, Sun-Pat®, Terra®, The Greek Gods®, Thinsters®, Yorkshire Provender® and Yves Veggie Cuisine®. The Company’s personal care brands include Alba Botanica®, Avalon Organics®, JASON®, Live Clean® and Queen Helene®.

Global Economic Environment

Economic conditions during fiscal year 2022 and fiscal year 2023 have been marked by inflationary pressures, rising interest rates and shifts in consumer demand.

•Inflation – The inflationary environment has led to higher costs for ingredients, packaging, energy, transportation and other supply chain components. We expect this higher than normal cost environment to continue, although we expect these higher costs to be partially mitigated by pricing actions we have implemented to date and further pricing actions that we may implement.
•Interest Rates – Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen significantly starting in the second half of fiscal year 2022. These higher interest rates, together with a higher outstanding debt balance, have led to an increase in our interest expense, and we expect this high rate environment to continue.
•Consumer Demand – Recent economic conditions have resulted in changes in consumer spending patterns, which have adversely impacted our sales. During an economic downturn, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence can cause changes in consumer spending behavior. In particular, economic conditions have prompted some consumers, particularly in Europe, to shift to lower-priced products.

CEO Succession

On November 22, 2022, the Board of Directors (the “Board”) of the Company approved a succession plan pursuant to which the Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023. As part of the succession plan, Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains as a director on the Board following the Transition Date.

New Global Headquarters

We have selected Hoboken, N.J. to serve as the hub of our global operations. With Hoboken as the hub, our offices and manufacturing locations in the United States, Canada, Europe, and other international locations will serve as the “spokes” for team members to come together and collaborate for moments that matter. Our hub and spoke work model enables broader team collaboration and greater connectivity as a global enterprise. It also provides us the ability to recruit the very best talent, regardless of where they are located. Hoboken will also serve as the home of our Innovation Experience Center, where team members, customers, and consumers will immerse themselves in our products, explore consumer insights, and create innovative opportunities for the future.

Russia-Ukraine War

The Russia-Ukraine war has disrupted our supply chain and increased costs due to higher energy and raw material prices, impacting our operations by leading to labor challenges and supply chain issues. Although we have found alternative materials, we have incurred increased costs in doing so. The war also lowered consumer sentiment in Europe, affecting demand. While we are continuing to monitor and manage the impacts of the war on our business, the extent to which the Russia-Ukraine war and the related economic impact may affect our financial condition or results of operations in the future remains uncertain.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2023 to Fiscal Year Ended June 30, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2023 and 2022 (amounts in thousands, other than percentages which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2023		2022		Dollars	Percentage
Net sales	$1,796,643	100.0%	$1,891,793	100.0%	$(95,150)	(5.0)%
Cost of sales	1,400,229	77.9%	1,464,352	77.4%	(64,123)	(4.4)%
Gross profit	396,414	22.1%	427,441	22.6%	(31,027)	(7.3)%
Selling, general and administrative expenses	289,233	16.1%	300,469	15.9%	(11,236)	(3.7)%
Intangibles and long-lived asset impairment	175,501	9.8%	1,903	0.1%	173,598	**
Amortization of acquired intangible assets	10,016	0.6%	10,214	0.5%	(198)	(1.9)%
Productivity and transformation costs	7,284	0.4%	10,174	0.5%	(2,890)	(28.4)%
Operating (loss) income	(85,620)	(4.8)%	104,681	5.5%	(190,301)	(181.8)%
Interest and other financing expense, net	45,783	2.5%	12,570	0.7%	33,213	264.2%
Other income, net	(1,822)	(0.1)%	(11,380)	(0.6)%	9,558	(84.0)%
(Loss) income before income taxes and equity in net loss of equity-method investees	(129,581)	(7.2)%	103,491	5.5%	(233,072)	*
(Benefit) provision for income taxes	(14,178)	(0.8)%	22,716	1.2%	(36,894)	*
Equity in net loss of equity-method investees	1,134	0.1%	2,902	0.2%	(1,768)	(60.9)%
Net (loss) income	$(116,537)	(6.5)%	$77,873	4.1%	$(194,410)	*

Adjusted EBITDA	$166,622	9.3%	$200,616	10.6%	$(33,994)	(16.9)%
Diluted net (loss) income per common share	$(1.30)		$0.83		$(2.13)	*
* Percentage is not meaningful due to one or more numbers being negative.
** Percentage is not meaningful due to significantly lower number in the comparative period

Net Sales

Net sales in fiscal 2023 were $1.80 billion, a decrease of $95.2 million, or 5.0%, from net sales of $1.89 billion in fiscal 2022. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased approximately $51.1 million, or 2.7% from the prior comparable period. The decrease in net sales was primarily driven by the North America reportable segment. Further details of changes in adjusted net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2023 was $396.4 million, a decrease of $31.0 million, or 7.3%, from gross profit of $427.4 million in fiscal 2022. Gross profit margin was 22.1% of net sales, compared to 22.6% in the prior year. The decrease in gross profit margin was primarily due to the International reportable segment. The decrease in the International reportable segment gross profit was mainly due to higher energy and supply chain costs when compared to the prior year. The decrease in gross margin was partially offset by higher gross margin in the North America reportable segment driven by greater pricing and productivity, partially offset by higher cost of goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $289.2 million in fiscal 2023, a decrease of $11.2 million, or 3.7%, from $300.5 million in fiscal 2022. The decrease primarily reflected reduced costs in Corporate and Other and the International reportable segment. The decrease in the International reportable segment was primarily a result of lower employee-related expenses in the Europe and the United Kingdom, partially offset by higher selling expenses in the United Kingdom. The decrease in Corporate and Other costs reflected a reduction in transaction costs, including costs in 2022 related to the acquisition of That's How We Roll (“THWR”) and advisory costs related to the divestiture by affiliates of Engaged Capital, LLC of their shares of the Company's common stock, as well as a reduction in litigation expenses related to the baby food litigation described in Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Selling, general and administrative expenses as a percentage of net sales was 16.1% in the twelve months ended June 30, 2023 compared to 15.9% in the prior year, as the reduction in net sales outpaced the reduction in selling, general and administrative expenses attributable to the aforementioned items.

Intangibles and Long-Lived Asset Impairment

During fiscal 2023, the Company recognized an aggregate non-cash impairment charge of $175.5 million, primarily related to the ParmCrisps®, Thinsters®, Imagine®, Joya®, and Queen Helene® indefinite-lived trademarks and ParmCrisps® definite lived customer relationships, which reduced the carrying value of such assets to their estimated fair value. During fiscal 2022, the Company recognized non-cash impairment charges of $1.9 million. The fair value of indefinite-lived trademarks and definite-lived customer relationships were determined using the relief from royalty method and multi-period excess earnings method, respectively. See Note 8, Goodwill and Other Intangible Assets and Note 15, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $10.0 million in fiscal 2023, a decrease of $0.2 million, or 1.9%, from $10.2 million in fiscal 2022, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps customer relationships recognized in the third quarter of 2023 (see Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K), partially offset by an increase in amortization expenses associated with the acquisition of THWR in the second quarter of the prior fiscal year.

Productivity and Transformation Costs

Productivity and transformation costs were $7.3 million in fiscal 2023, a decrease of $2.9 million or 28.4% from $10.2 million in fiscal 2022. The decrease was primarily due to the wind down of prior year restructuring costs partially offset by new spending on our strategic plan update.

Operating (Loss) Income

Operating loss in fiscal 2023 was $85.6 million compared to operating income of $104.7 million in fiscal 2022 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $45.8 million in fiscal 2023, an increase of $33.2 million, or 264.2%, from $12.6 million in the prior year. The increase resulted primarily from rising interest rates and a higher outstanding debt balance driven primarily by the acquisition of THWR and share repurchase activity during fiscal 2022. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Income, Net

Other income, net totaled $1.8 million in fiscal 2023, a decrease of $9.6 million from $11.4 million in the prior year. The decrease in income was primarily attributable to the recognition of an $8.7 million gain on sale of assets in the prior year related to the sale of undeveloped land plots in Boulder, Colorado.

(Loss) Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2023 was $129.6 million compared to income of $103.5 million in fiscal 2022. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $14.2 million for fiscal 2023 compared to expense of $22.7 million for fiscal 2022.

The effective income tax rate was 10.9% and 21.9% of pre-tax income for year ended June 30, 2023 and 2022, respectively. The effective income tax rate for the year ended June 30, 2023 was primarily impacted by establishment of federal valuation allowance against the Company’s tax losses and credits, an increase in the state valuation allowance related to the Company’s state deferred tax assets and state net operating loss carryforwards, an increase related to the sale of Westbrae Natural® brand (“Westbrae”) and stock-based compensation.

The effective income tax rate for the year ended June 30, 2022 was primarily impacted by the reversal of uncertain tax position accruals based on filing and approval of certain elections by taxing authorities, deductions related to stock-based compensation, non-deductible transaction costs related to the acquisition of THWR (see Note 4, Acquisition and Dispositions), the reversal of a valuation allowance due to the utilization of a capital loss carryover, and the finalization of prior fiscal year income tax returns.

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

See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2023 was $1.1 million compared to $2.9 million for fiscal 2022. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net (Loss) Income

Net loss for fiscal 2023 was $116.5 million compared to net income of $77.9 million for fiscal 2022. Net loss per diluted share was $1.30 in fiscal 2023 compared to net income per diluted share $0.83 in 2022. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $166.6 million and $200.6 million for fiscal 2023 and 2022, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income to Adjusted EBITDA.

Segment Results

During the fourth quarter of 2023, we determined that our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, our CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: net interest expense, (benefit) provision for income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs in 2022, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. We do not allocate amounts below Operating income (loss) to our reportable segments.

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the fiscal years ended June 30, 2023 and 2022:

(Amounts in thousands)	North America	International	Corporate and Other	Consolidated
Fiscal 2023 net sales	$1,139,162	$657,481	$—	$1,796,643
Fiscal 2022 net sales	$1,163,132	$728,661	$—	$1,891,793
$ change	$(23,970)	$(71,180)	n/a	$(95,150)
% change	(2.1)%	(9.8)%	n/a	(5.0)%

Fiscal 2023 Adjusted EBITDA	$123,443	$82,945	$(39,766)	$166,622
Fiscal 2022 Adjusted EBITDA	$122,235	$110,073	$(31,692)	$200,616
$ change	$1,208	$(27,128)	$(8,074)	$(33,994)
% change	1.0%	(24.6)%	(25.5)%	(16.9)%

Fiscal 2023 Adjusted EBITDA margin	10.8%	12.6%	n/a	9.3%
Fiscal 2022 Adjusted EBITDA margin	10.5%	15.1%	n/a	10.6%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 19, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for fiscal 2023 were $1.14 billion, a decrease of $24.0 million, or 2.1%, from net sales of $1.16 billion in fiscal 2022. On a constant currency basis, adjusted for the impact of acquisitions, divestitures and discontinued brands, net sales decreased by 3.8%. The decrease in net sales was mainly due to lower sales in personal care and tea.

Adjusted EBITDA in fiscal 2023 was $123.4 million, an increase of $1.2 million from $122.2 million in fiscal 2022. Fiscal 2023 Adjusted EBITDA on a constant currency basis increased 1.5% from the prior year. The increase was driven by pricing and productivity more than offsetting inflation and volume loss. Adjusted EBITDA margin was 10.8%, a 35-basis point improvement from the prior year. Adjusted EBITDA margin on a constant currency basis was 10.8%, a 30-basis point improvement from the prior year.

International

Net sales in the International reportable segment for fiscal 2023 were $657.5 million, a decrease of $71.2 million, or 9.8%, from net sales of $728.7 million in fiscal 2022. On a constant currency basis, net sales decreased by 1.0% from fiscal 2022. The decrease was driven by softness in plant-based categories in Europe, which was partially offset by growth in the United Kingdom.

Adjusted EBITDA in fiscal 2023 was $82.9 million, a decrease of $27.1 million from $110.1 million in fiscal 2022. Fiscal 2023 Adjusted EBITDA on a constant currency basis decreased 18.3% from the prior year. The decrease was driven by higher energy and supply chain costs, partially offset by pricing and productivity. Adjusted EBITDA margin was 12.6%, a 250-basis point decline from the prior year. Adjusted EBITDA margin on a constant currency basis was 12.5%, a 265-basis point decline from the prior year.

Corporate and Other

The increase in Corporate and Other expenses primarily reflected an increase in compensation-related expenses.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated interest coverage ratio, a consolidated leverage ratio and a consolidated secured leverage ratio. Prior to the Company entering into the Second Amendment (as defined below), the minimum consolidated interest coverage ratio was 2.75:1.00. The maximum consolidated leverage ratio is 6.00:1.00. Prior to Company entering into the Second Amendment, the maximum consolidated secured leverage ratio was 5.00:1.00 through December 31, 2023 or such earlier date as elected by the Company (the “First Amendment Period”). Following the First Amendment Period, the maximum consolidated secured leverage ratio would have been 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions.

During the First Amendment Period, loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the First Amendment Period, loans would have borne interest at rates based on (a) Term SOFR plus a rate ranging from 0.875% to 1.75% per annum or (b) the Base Rate plus a rate ranging from 0% to 0.75% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the First Amendment Period would be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2023 was 5.94%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of June 30, 2023, there were $541.0 million of loans under the Revolver, $288.8 million of Term Loans, and $4.5 million letters of credit outstanding under the Credit Agreement. As of June 30, 2023, $254.5 million was available under the Credit

Agreement, subject to compliance with the financial covenants, as compared to $204.0 million as of June 30, 2022. As of June 30, 2023, the Company was in compliance with all associated covenants.

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00 to 1.00 until September 30, 2023, 5.25 to 1.00 until December 31, 2023 and 5.00 to 1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period,” which the Company may elect to end early). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25 to 1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50 to 1.00.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment.

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

Our cash and cash equivalents balance decreased $12.1 million at June 30, 2023 to $53.4 million as compared to $65.5 million at June 30, 2022. Our working capital was $358.9 million at June 30, 2023, an increase of $29.9 million from $329.0 million at the end of fiscal 2022. Additionally, our total debt decreased by $59.9 million at June 30, 2023 to $828.7 million as compared to $888.6 million at June 30, 2022 as a result of $59.5 million of net repayments carried out during the year.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, the Middle East and India. As of June 30, 2023, substantially all cash was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(Amounts in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$66,819	$80,241
Investing activities	(19,640)	(288,309)
Financing activities	(63,060)	212,787
Effect of exchange rate changes on cash	3,733	(15,078)
Net decrease in cash and cash equivalents	$(12,148)	$(10,359)

Cash provided by operating activities was $66.8 million for the fiscal year ended June 30, 2023, compared to $80.2 million in fiscal 2022. The decrease in cash provided from operating activities resulted from a $49.4 million reduction in net income adjusted for non-cash charges offset by a $36.0 million reduction in cash used for working capital. In 2023, we used $27.7 million of cash for working capital, as a reduction in customer accounts receivable was more than offset by pay downs in short-term liabilities. In 2022, we used $63.7 million of cash for working capital, as we realized slower customer accounts receivable, increased inventory costs and quantities, and paid down short-term liabilities.

Cash used in investing activities was $19.6 million for the fiscal year ended June 30, 2023, a decrease of $268.7 million from $288.3 million in fiscal 2022 primarily due to the acquisition of THWR in the prior year and lower property, plant and equipment purchases in fiscal 2023 compared to fiscal 2022 due to the completion of certain factory-related productivity enhancements that were placed in service in fiscal 2023.

Cash used in financing activities was $63.1 million for the fiscal year ended June 30, 2023, a decrease of $275.8 million from $212.8 million of cash provided in fiscal 2022. The decrease in cash provided by financing activities was primarily due to higher borrowings under the Credit Agreement to finance the THWR acquisition, higher share repurchases, and payment of shares withheld for employee payroll taxes during the same period in the prior year.

Operating Free Cash Flows

Our operating free cash flow was $38.9 million for fiscal 2023, a decrease of $1.3 million from fiscal 2022. The decrease in operating free cash flow primarily resulted a decrease in cash flow from operations of $13.4 million driven by the reasons explained above, partially offset by reduction in capital expenditures. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to operating free cash flows.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2023, the Company did not repurchase any shares under the repurchase program. As of June 30, 2023, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and net sales adjusted for the impact of foreign currency, acquisitions, divestitures and discontinued brands is as follows:

(Amounts in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended 6/30/23	$1,139,162	$657,481	$1,796,643
Acquisitions, divestitures and discontinued brands	(34,659)	—	(34,659)
Impact of foreign currency exchange	6,560	64,053	70,613
Net sales on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands - Twelve months ended 6/30/23	$1,111,063	$721,534	$1,832,597

Net sales - Twelve months ended 6/30/22	$1,163,132	$728,661	$1,891,793
Acquisitions, divestitures and discontinued brands	(8,109)	—	(8,109)
Net sales adjusted for divestitures and discontinued brands - Twelve months ended 6/30/22	$1,155,023	$728,661	$1,883,684

Net sales decline	(2.1)%	(9.8)%	(5.0)%
Impact of acquisitions, divestitures and discontinued brands	(2.3)%	—%	(1.4)%
Impact of foreign currency exchange	0.6%	8.8%	3.7%
Net sales decline on a constant currency basis adjusted for acquisitions, divestitures and discontinued brands	(3.8)%	(1.0)%	(2.7)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net (loss) income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
We do not consider Adjusted EBITDA in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. The principal limitation of Adjusted EBITDA is that it excludes certain expenses and income that are required by U.S. GAAP to be recorded in our consolidated financial statements. In addition, Adjusted EBITDA is subject to inherent limitations as this metric reflects the exercise of judgment by management about which expenses and income are excluded or included in determining Adjusted EBITDA. In order to compensate for these limitations, management presents.

Adjusted EBITDA in connection with U.S. GAAP results. A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2023	2022
Net (loss) income	$(116,537)	$77,873

Depreciation and amortization	50,777	46,849
Equity in net loss of equity-method investees	1,134	2,902
Interest expense, net	43,936	10,226
(Benefit) provision for income taxes	(14,178)	22,716
Stock-based compensation, net	14,423	15,611
Unrealized currency losses (gains)	929	(2,259)
Litigation and related costs(a)	(1,369)	7,687
Restructuring activities
CEO succession	5,113	—
Plant closure related costs, net	94	929
Productivity and transformation costs	7,284	8,803
Warehouse/manufacturing consolidation and other costs, net	1,026	2,721
Acquisitions, divestitures and other
Transaction and integration costs, net	2,018	14,055
Gain on sale of assets	(3,529)	(9,049)
Impairment charges
Inventory write-down	—	(351)
Intangibles and long-lived asset impairment	175,501	1,903
Adjusted EBITDA	$166,622	$200,616
(a) Expenses and items relating to securities class action and baby food litigation.
Adjusted EBITDA - Constant Currency Presentation

The Company provides Adjusted EBITDA and Adjusted EBITDA on a constant currency basis because the Company’s management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses these measures for reviewing the financial results of the Company as well as a component of performance-based executive compensation. The Company believes presenting Adjusted EBITDA on a constant currency basis provides useful information to investors because it provides transparency to underlying performance in the Company’s Adjusted EBITDA by excluding the effect that foreign currency exchange rate fluctuations have on period-to-period comparability given the volatility in foreign currency exchange markets. Adjusted EBITDA on a constant currency basis is calculated by translating foreign currencies based on the average foreign exchange rate for the prior year, for each currency.

A reconciliation between Adjusted EBITDA and Adjusted EBITDA on a constant currency basis for fiscal years 2023 and 2022 is as follows:

(Amounts in thousands)	Hain Consolidated
Adjusted EBITDA - June 30, 2023	$166,622
Impact of foreign currency exchange	7,622
Adjusted EBITDA on a constant currency basis - June 30, 2023	$174,244

Adjusted EBITDA - June 30, 2022	$200,616

Operating Free Cash Flows

In our internal evaluations, we use the non-GAAP financial measure “Operating Free Cash Flows”. The difference between Operating Free Cash Flows and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Operating Free Cash Flows reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash flows provided by or used in operating activities. We view Operating Free Cash Flows as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Operating Free Cash Flows in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from cash flows provided by operating activities to Operating Free Cash Flows is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$66,819	$80,241
Purchases of property, plant and equipment	(27,879)	(39,965)
Operating free cash flows	$38,940	$40,276

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

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2023, in conjunction with its budgeting and forecasting process for fiscal year 2024 and concluded that no indicators of impairment existed at any of its reporting units.

As of June 30, 2023, the carrying value of goodwill was $938.6 million. For the fiscal 2023 impairment analysis, the Company performed a quantitative assessment for its reporting units in the United Kingdom, US, Canada and Europe. The estimated fair value of each reporting unit exceeded its carrying value based on the analysis performed. Holding all other assumptions used in the 2023 fair value measurement constant, a 100-basis-point increase in the weighted average cost of capital would not result in the carrying value of the reporting units to be in excess of the fair value. The fair values were based on significant management assumptions including an estimate of future cash flows. If assumptions are not achieved or market conditions decline, potential impairment charges could result. The Company will continue to monitor impairment indicators and financial results in future periods.

Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. During the year ended June 30, 2023, the Company recorded aggregate non-cash impairment charges of $174.9 million related to certain trademarks and intangible assets as discussed in Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Business Combinations

During the year ended June 30, 2022, the Company completed the acquisition of THWR for total consideration of $260.2 million, net of cash acquired. The transaction was accounted for under the acquisition method of accounting whereby the total purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities.

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

During fiscal 2023, a valuation allowance was recorded against certain of our United States federal attributes and a majority of state deferred tax assets as a result of significant negative evidence in such jurisdictions.

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

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2023, we had $830 million of variable rate debt outstanding under our Credit Agreement. During fiscal 2021, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2023, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.10% that started from February 2023. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would have resulted in higher net interest expense of $5.5 million.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2023, approximately 43% of our consolidated net sales were generated from sales outside the United States, while such sales outside the United States were 45% of net sales in fiscal 2022 and 52% of net sales in fiscal 2021. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would have decreased by approximately $39.4 million and $2.8 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2023. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-United States subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $30.2 million during the fiscal year ended June 30, 2023.

To reduce that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis, to manage such risk. We had approximately $131.8 million in notional amounts of cross-currency swaps and foreign currency exchange contracts at June 30, 2023. See Note 16, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as vegetables, fruits, oils, grains, beans, nuts, tea and herbs, spices, dairy products, plant-based surfactants, glycerin and alcohols, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. Although we sometimes hedge against fluctuations in the prices of the ingredients by using future or forward contracts or similar instruments, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted average cost of our primary inputs as of June 30, 2023. Based on our cost of goods sold during the fiscal year ended June 30, 2023, such a change would have resulted in an increase or decrease to cost of sales of approximately $106 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements of The Hain Celestial Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets - June 30, 2023 and 2022
Consolidated Statements of Operations - Fiscal Years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income - Fiscal Years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 24, 2023 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter	For the year ended June 30, 2023, the Company’s reported net sales was $1.8 billion. As described in Note 2 of the consolidated financial statements, the Company provides certain retailers and distributors with trade and promotional incentive programs, which results in variable consideration and the Company having to estimate the expected costs of these programs that are often settled in a period after the sale taking place. The estimated costs of these programs are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of trade promotions and sales incentive programs involves the use of judgment related to estimates of expected levels of performance and redemption rates.

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

Valuation of Certain Indefinite and Definite Lived Intangible Assets

Description of the Matter
At June 30, 2023, the Company’s indefinite lived tradename intangible assets of ParmCrisps® and Thinsters® were $8.0 million and $4.5 million, respectively and the definite lived assets within the ParmCrisps® asset group were $20.7 million. As described in Note 2 of the consolidated financial statements, indefinite lived intangible assets are tested qualitatively or quantitatively for impairment at least annually, or more frequently when necessary. If the fair value of the indefinite lived intangible asset is less than its carrying amount, an impairment loss is recognized. Additionally, as described in Note 2, if indicators of impairment are present within an asset group and the undiscounted cash flows of the asset group are less than its carrying value, an impairment loss is recognized based on the amount, if any, by which the carrying value exceeds its fair value.

Auditing the Company’s valuation of indefinite and definite lived intangible assets was especially complex due to the significant judgments required to estimate the fair values. For example, the fair value estimates were sensitive to significant assumptions, such as projections of future revenue, operating margins, royalty rates, terminal growth rates and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s indefinite and definite lived intangible asset impairment evaluation process. For example, we tested controls over management’s review of the significant assumptions used in the fair value calculations as well as management’s review of the data used in those valuations.

To test the estimated fair value of the Company’s indefinite lived tradename intangible assets of ParmCrisps and Thinsters and definite lived assets within the ParmCrisps asset group, we performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates and significant assumptions, such as projections of revenue growth rates and profitability by comparing management’s past projections to actual performance. We involved valuation specialists to assist in evaluating the Company’s methodology and key assumptions, including the royalty rates, terminal growth rates, and the discount rates. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the indefinite and definite lived intangible assets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Jericho, New York
August 24, 2023

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 AND JUNE 30, 2022
(In thousands, except par values)

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$53,364	$65,512
Accounts receivable, less allowance for doubtful accounts of $2,750 and $1,731, respectively	160,948	170,661
Inventories	310,341	308,034
Prepaid expenses and other current assets	65,128	54,079
Assets held for sale	1,250	1,840
Total current assets	591,031	600,126
Property, plant and equipment, net	296,325	297,405
Goodwill	938,640	933,796
Trademarks and other intangible assets, net	298,105	477,533
Investments and joint ventures	12,798	14,456
Operating lease right-of-use assets, net	95,894	114,691
Other assets	25,846	20,377
Total assets	$2,258,639	$2,458,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,780	$174,765
Accrued expenses and other current liabilities	88,520	86,833
Current portion of long-term debt	7,567	7,705
Total current liabilities	230,867	269,303
Long-term debt, less current portion	821,181	880,938
Deferred income taxes	72,086	95,044
Operating lease liabilities, noncurrent portion	90,014	107,481
Other noncurrent liabilities	26,584	22,450
Total liabilities	1,240,732	1,375,216
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,339 and 111,090 shares, respectively; outstanding: 89,475 and 89,302 shares, respectively	1,113	1,111
Additional paid-in capital	1,217,549	1,203,126
Retained earnings	652,561	769,098
Accumulated other comprehensive loss	(126,216)	(164,482)
	1,745,007	1,808,853
Less: Treasury stock, at cost, 21,864 and 21,788 shares, respectively	(727,100)	(725,685)
Total stockholders’ equity	1,017,907	1,083,168
Total liabilities and stockholders’ equity	$2,258,639	$2,458,384
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JUNE 30, 2023, 2022 AND 2021
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2023	2022	2021
Net sales	$1,796,643	$1,891,793	$1,970,302
Cost of sales	1,400,229	1,464,352	1,478,687
Gross profit	396,414	427,441	491,615
Selling, general and administrative expenses	289,233	300,469	301,776
Intangibles and long-lived asset impairment	175,501	1,903	57,920
Amortization of acquired intangible assets	10,016	10,214	8,931
Productivity and transformation costs	7,284	10,174	15,608
Operating (loss) income	(85,620)	104,681	107,380
Interest and other financing expense, net	45,783	12,570	8,654
Other income, net	(1,822)	(11,380)	(10,067)
(Loss) income from continuing operations before income taxes and equity in net loss of equity-method investees	(129,581)	103,491	108,793
(Benefit) provision for income taxes	(14,178)	22,716	41,093
Equity in net loss of equity-method investees	1,134	2,902	1,591
Net (loss) income from continuing operations	$(116,537)	$77,873	$66,109
Net income from discontinued operations, net of tax	—	—	11,255
Net (loss) income	$(116,537)	$77,873	$77,364

Net (loss) income per common share:
Basic net (loss) income per common share from continuing operations	$(1.30)	$0.84	$0.66
Basic net income per common share from discontinued operations	—	—	0.11
Basic net (loss) income per common share	$(1.30)	$0.84	$0.77

Diluted net (loss) income per common share from continuing operations	$(1.30)	$0.83	$0.65
Diluted net income per common share from discontinued operations	—	—	0.11
Diluted net (loss) income per common share	$(1.30)	$0.83	$0.76

Shares used in the calculation of net (loss) income per common share:
Basic	89,396	92,989	100,235
Diluted	89,396	93,345	101,322
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FISCAL YEARS ENDED JUNE 30, 2023, 2022 AND 2021
(In thousands)

	Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022			Fiscal Year Ended June 30, 2021
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax benefit	After tax amount
Net (loss) income			$(116,537)			$77,873			$77,364

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$30,197	$—	30,197	$(102,113)	$—	(102,113)	$85,581	$—	85,581
Reclassification of currency translation adjustment included in net income	—	—	—	—	—	—	16,073	—	16,073
Change in deferred gains on cash flow hedging instruments	13,850	(3,471)	10,379	946	(146)	800	608	(128)	480
Change in deferred gains on fair value hedging instruments	247	(62)	185	633	(133)	500	—	—	—
Change in deferred (losses) gains on net investment hedging instruments	(3,242)	747	(2,495)	11,827	(2,485)	9,342	(4,751)	998	(3,753)
Total other comprehensive income (loss)	$41,052	$(2,786)	$38,266	$(88,707)	$(2,764)	$(91,471)	$97,511	$870	$98,381
Total comprehensive (loss) income			$(78,271)			$(13,598)			$175,745
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2023, 2022 AND 2021
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

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED JUNE 30, 2023, 2022 AND 2021
(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,011)	$1,522,883
Net income				77,873				77,873
Other comprehensive loss							(91,471)	(91,471)
Issuance of common stock pursuant to stock-based compensation plans	1,583	15	(15)					—
Employee shares withheld for taxes					724	(32,663)		(32,663)
Repurchases of common stock					10,626	(409,065)		(409,065)
Stock-based compensation expense			15,611					15,611
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168
Net loss				(116,537)				(116,537)
Other comprehensive income							38,266	38,266
Issuance of common stock pursuant to stock-based compensation plans	249	2	—					2
Employee shares withheld for taxes					76	(1,415)		(1,415)
Stock-based compensation expense			14,423					14,423
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JUNE 30, 2023, 2022 AND 2021
(In thousands)

	Fiscal Year Ended June 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(116,537)	$77,873	$77,364
Net income from discontinued operations	—	—	11,255
Net (loss) income from continuing operations	(116,537)	77,873	66,109
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,777	46,849	49,569
Deferred income taxes	(25,953)	9,020	9,884
Equity in net loss of equity-method investees	1,134	2,902	1,591
Stock-based compensation, net	14,423	15,611	15,659
Intangibles and long-lived asset impairment	175,501	1,903	57,920
Gain on sale of assets	(3,529)	(8,588)	(4,900)
Gain on sale of businesses	—	—	(2,680)
Other non-cash items, net	(1,271)	(1,608)	429
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	13,067	(5,347)	(2,890)
Inventories	189	(25,272)	(38,522)
Other current assets	(2,831)	(10,459)	55,172
Other assets and liabilities	2,546	(2,704)	(220)
Accounts payable and accrued expenses	(40,697)	(19,939)	(10,362)
Net cash provided by operating activities	66,819	80,241	196,759
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27,879)	(39,965)	(71,553)
Acquisitions of businesses, net of cash acquired	—	(259,985)	—
Investments and joint ventures, net	433	(694)	(813)
Proceeds from sale of assets	7,806	12,335	10,395
Proceeds from sale of businesses, net and other	—	—	59,607
Net cash used in investing activities	(19,640)	(288,309)	(2,364)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	328,000	759,000	241,000
Repayments under bank revolving credit facility	(380,000)	(396,000)	(291,000)
Borrowings under term loan	—	300,000	—
Repayments under term loan	(7,500)	(3,750)	—
Payments of other debt, net	(2,145)	(3,320)	(2,094)
Share repurchases	—	(410,480)	(106,067)
Employee shares withheld for taxes	(1,415)	(32,663)	(4,282)
Net cash (used in) provided by financing activities	(63,060)	212,787	(162,443)
Effect of exchange rate changes on cash	3,733	(15,078)	6,148
Net (decrease) increase in cash and cash equivalents	(12,148)	(10,359)	38,100
Cash and cash equivalents at beginning of year	65,512	75,871	37,771
Cash and cash equivalents at end of year	$53,364	$65,512	$75,871
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

Unless otherwise indicated, references in these consolidated financial statements to 2023, 2022 and 2021 or “fiscal” 2023, 2022 and 2021 or other years refer to the fiscal year ended June 30 of that respective year and references to 2024 or “fiscal” 2024 refer to the fiscal year ending June 30, 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Acquisition

On December 28, 2021, the Company acquired all outstanding stock of Proven Brands, Inc. (and its subsidiary That's How We Roll LLC) and KTB Foods Inc., collectively doing business as “That’s How We Roll” (“THWR”), the producer and marketer of ParmCrisps® and Thinsters®. See Note 4, Acquisition and Dispositions, for details.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (see Note 4, Acquisition and Dispositions). All footnotes exclude discontinued operations unless otherwise noted.

Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles used required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. Actual results could differ from those estimates. These estimates include, among others, variable consideration related to revenue recognition for trade promotions and sales incentives, valuation of accounts and chargeback receivables, valuation of long-lived assets, goodwill and intangible assets (acquired in business combinations and analysis of impairment), stock-based compensation for market awards, and valuation allowances for deferred tax assets.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores worldwide. The majority of the Company’s revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of products. The Company recognizes revenue as performance obligations are fulfilled when control passes to customers. Customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place, the Company considers the customer purchase orders to be contracts based on the criteria outlined in Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Payment terms and conditions vary by customer and are based on the billing schedule established in contracts or purchase orders with customers, but the Company generally provides credit terms to customers ranging from 10-91 days. Therefore, the Company has concluded that contracts do not include a significant financing component.

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

Variable Consideration

In addition to fixed contract consideration, many of the Company’s contracts include some form of variable consideration. The Company offers various trade promotions and sales incentive programs to customers and consumers, such as price discounts, slotting fees, in-store display incentives, cooperative advertising programs, new product introduction fees and coupons. The expenses associated with these programs are accounted for as reductions to the transaction price of the products and are therefore deducted from sales to determine reported net sales. Trade promotions and sales incentive accruals are subject to significant management estimates and assumptions. The critical assumptions used in estimating the accruals for trade promotions and sales incentives include the Company’s estimate of expected levels of performance and redemption rates. The Company exercises judgment in developing these assumptions. These assumptions are based upon historical performance of the retailer or distributor customers with similar types of promotions adjusted for current trends. The Company regularly reviews and revises, when deemed necessary, estimates of costs to the Company for these promotions and incentives based on what has been incurred by the customers. The terms of most of the promotion and incentive arrangements do not exceed a year and therefore do not require highly uncertain long-term estimates. Settlement of these liabilities typically occurs in subsequent periods primarily through an authorization process for deductions taken by a customer from amounts otherwise due to the Company. Differences between estimated expense and actual promotion and incentive costs are recognized in earnings in the period such differences are determined. Actual expenses may differ if the level of redemption rates and performance were to vary from estimates.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the Consolidated Balance Sheets. Collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions within selling, general and administrative expenses on the Consolidated Statements of Operations. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 18% and 15% of trade receivables balances as of June 30, 2023 and 2022, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

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

Sales to one customer and its affiliates approximated 16%, 15% and 11% of sales during the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become unsaleable due to age and specifically identifies and provides for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to the Company’s property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 6, Property, Plant and Equipment, Net. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

Leasehold improvements are amortized over the shorter of the respective initial lease term or the estimated useful life of the assets, and generally range from 3 to 20 years.

Software that is developed for internal use is recorded as a component of property, plant and equipment. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life which generally ranges from 3 to 10 years. All other expenditures, including those incurred in order to maintain the asset’s current level of performance, are expensed as incurred. The net book value of internally developed software as of June 30, 2023 and 2022 was $13,576 and $19,874, respectively and is included as a component of Computer Hardware and Software in Note 6, Property, Plant and Equipment, Net.

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

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and tradenames. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-lived intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates. See Note 8, Goodwill and Other Intangible Assets and Note 15, Fair Value Measurements, for additional information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $380,683 during the year ended June 30, 2023, $170,737 during the year ended June 30, 2022 and $96,788 during the year ended June 30, 2021. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the Consolidated Statements of Cash Flows.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the Consolidated Statements of Operations. Research and development costs amounted to $6,379 in fiscal 2023, $9,416 in fiscal 2022 and $10,372 in fiscal 2021, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $38,838 in fiscal 2023, $41,032 in fiscal 2022 and $40,050 in fiscal 2021. Such costs are expensed as incurred. In fiscal 2023, the Company expanded the categories of expenses included in the disclosure related to advertising costs. In addition to the amounts reported in prior years, categories now include retailer specific advertising expenses, in store display expenses and certain digital media expenses.

Proceeds from Insurance Claims

In fiscal 2023, 2022, and 2021, the Company received $8,594, $196 and $592 of proceeds from insurance claims, respectively and are included in selling, general and administrative expenses on the Consolidated Statements of Operations.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted rates in effect in the years in which the differences are expected to reverse. The Company also assesses the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Valuation allowances are provided for deferred tax assets to the extent it is more likely than not that the deferred tax assets will not be recoverable against future taxable income.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2023 and 2022, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under the Company’s credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

The Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of other (income) expense, net or interest and other financing expense, net on the Consolidated Statements of Operations. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

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

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets, other than goodwill and intangible assets with indefinite lives, held and used in the business when events and circumstances occur indicating that the carrying amount of the asset or its asset group may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or asset group is less than its carrying value. Once such impairment test is performed, a loss is recognized based on the amount, if any, by which the carrying value exceeds the estimated fair value for assets to be held and used.

See Note 6, Property, Plant and Equipment, Net, Note 8, Goodwill and Other Intangible Assets, and Note 15, Fair Value Measurements, for additional information on long-lived asset impairment charges.

Leases

Arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating lease right-of-use (“ROU”) asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU was adopted by the Company and applies prospectively to contract modifications and hedging relationships. ASU 2020-04 is currently effective and may be applied prospectively to contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends certain provisions of Topic 848 to December 31, 2024.

ASU 2020-04 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable. For the avoidance of doubt, the Company intends to reassess its elections of optional expedients and exceptions included within ASU 2020-04 related to its hedging activities and will document the election of these items on a quarterly basis or when changes/additions are necessary.

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

3.    (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share on the Consolidated Statements of Operations:

	Fiscal Year Ended June 30,
	2023	2022	2021
Numerator:
Net (loss) income from continuing operations	$(116,537)	$77,873	$66,109
Net income from discontinued operations, net of tax	—	—	11,255
Net (loss) income	$(116,537)	$77,873	$77,364

Denominator:
Basic weighted average shares outstanding	89,396	92,989	100,235
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	356	1,087
Diluted weighted average shares outstanding	89,396	93,345	101,322

Basic net (loss) income per common share:
Continuing operations	$(1.30)	$0.84	$0.66
Discontinued operations	—	—	0.11
Basic net (loss) income per common share	$(1.30)	$0.84	$0.77

Diluted net (loss) income per common share:
Continuing operations	$(1.30)	$0.83	$0.65
Discontinued operations	—	—	0.11
Diluted net (loss) income per common share	$(1.30)	$0.83	$0.76

Due to our net loss in the twelve months ended June 30, 2023, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.

There were 316 and 137 restricted stock awards and stock options excluded from the Company’s calculation of diluted net (loss) income per share for the fiscal years 2022 and 2021, respectively, as such awards were anti-dilutive.

Additionally, 214 and 721 stock-based awards outstanding at fiscal years 2022 and 2021, respectively, were excluded from the calculation of diluted net income per share for the fiscal years 2022 and 2021, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

4.     ACQUISITION AND DISPOSITIONS

Acquisition

That's How We Roll

On December 28, 2021, the Company acquired all outstanding stock of THWR, the producer and marketer of ParmCrisps® and Thinsters®, deepening the Company's position in the snacking category. Consideration for the transaction consisted of cash, net of cash acquired, totaling $260,185. The acquisition was funded with borrowings under the Credit Agreement (See Note 10, Debt and Borrowings).

During fiscal year 2023, the Company finalized the purchase price allocation and recognized a measurement period adjustment of $794 to acquired deferred tax assets, with a related impact to goodwill. Results of THWR are included in the North America reportable segment. THWR's net sales included in our consolidated results were 3.2% of consolidated net sales for the fiscal year ended June 30, 2023.

The following table provides unaudited pro forma results of operations had the acquisition been completed at the beginning of fiscal 2021. The pro forma information reflects certain adjustments related to the acquisition but does not reflect any potential operating efficiencies or cost savings that may result from the acquisition. Accordingly, this information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved by the combined company in the future. The pro forma information has been adjusted to give effect to items that are directly attributable to the transactions and are expected to have a continuing impact on the combined results.

	Unaudited supplemental pro forma information
	Fiscal Year Ended June 30,
	2022	2021
Net sales	$1,954,564	$2,065,957
Net income from continuing operations(1)	$84,913	$68,142
Diluted net (loss) income per common share from continuing operations	$0.91	$0.67
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

Dispositions

Westbrae Natural®

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand (“Westbrae”) for total cash consideration of $7,498. The sale of Westbrae was consistent with the Company’s portfolio simplification process. Westbrae operated out of the United States and was part of the Company’s North America reportable segment. During the fiscal year ended June 30, 2023, the Company deconsolidated the net assets of Westbrae, primarily consisting of $3,054 of goodwill, and recognized a pretax gain on sale of $3,488.

GG UniqueFiber®

On June 28, 2021, the Company completed the divestiture of its crispbread crackers business, GG UniqueFiber (“GG”) for total cash consideration of $336. The sale of GG is consistent with the Company’s portfolio simplification process. GG operated in Norway and was part of the Company’s International reportable segment. The Company deconsolidated the net assets of GG during the twelve months ended June 30, 2021, recognizing a pre-tax loss on sale of $3,753 in the fourth quarter of fiscal 2021.

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

Discontinued Operations

Sale of Tilda Business

On August 27, 2019, the Company sold the entities comprising the former Tilda reporting unit and certain other assets of the Tilda business for an aggregate price of $342,000 in cash, subject to customary post-closing adjustments based on the balance sheets of the Tilda business. The disposition of the Tilda reporting unit represented a strategic shift that had a major impact on the Company’s operations and financial results and has been accounted for as discontinued operations. For the fiscal year ended June 30, 2021 the Company recorded net income from discounted operations of approximately $11,245 primarily related to a tax benefit related a legal entity reorganization. No further activity is recorded or expected to be recorded related to this disposition that occurred in fiscal 2021.

5.    INVENTORIES

Inventories consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022
Finished goods	$192,007	$202,544
Raw materials, work-in-progress and packaging	118,334	105,490
	$310,341	$308,034

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022
Land	$11,453	$11,216
Buildings and improvements	55,354	51,849
Machinery and equipment	335,912	296,398
Computer hardware and software	54,192	65,680
Furniture and fixtures	20,722	23,522
Leasehold improvements	49,394	54,999
Construction in progress	10,816	27,200
	537,843	530,864
Less: Accumulated depreciation and impairment	241,518	233,459
	$296,325	$297,405

Depreciation expense for the fiscal years ended June 30, 2023, 2022 and 2021 was $35,893, $31,235 and $34,291, respectively.

During fiscal year 2023, the Company recognized a non-cash impairment charge of $584 relating to a facility in the United States that is held for sale. The facility had a net carrying value of $1,250 and $1,840 as of June 30, 2023 and June 30, 2022, respectively.

During fiscal year 2022, the Company completed the sale of undeveloped land plots in Boulder, Colorado in the United States for total cash proceeds of $10,005, net of brokerage and other fees, resulting in a gain in the amount of $8,656, which is included as a component of other (income) expense, net on the Consolidated Statement of Operations. The Company also recognized a non-cash impairment charge of $303 during the fiscal year ended June 30, 2022 relating to a facility in the United Kingdom.

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

The components of lease expenses for the fiscal years ended June 30, 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended
	2023	2022	2021
Operating lease expenses (a)	$18,173	$15,911	$16,403
Finance lease expenses (a)	227	251	391
Variable lease expenses	740	1,010	1,423
Short-term lease expenses	2,003	3,394	2,387
Total lease expenses	$21,143	$20,566	$20,604

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	Fiscal Year Ended June 30,
		2023	2022
Assets
Operating lease ROU assets	Operating lease right-of-use assets	$95,894	$114,691
Finance lease ROU assets, net	Property, plant and equipment, net	289	413
Total leased assets		$96,183	$115,104

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,489	$13,154
Finance	Current portion of long-term debt	83	149
Non-current
Operating	Operating lease liabilities, noncurrent portion	90,014	107,481
Finance	Long-term debt, less current portion	222	278
Total lease liabilities		$100,808	$121,062

Additional information related to leases is as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,446	$15,462	$16,738
Operating cash flows from finance leases	$16	$20	$17
Financing cash flows from finance leases	$161	$226	$338
ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$(2,627)	$39,435	$25,446
Finance leases	$118	$116	$690
Weighted average remaining lease term:
Operating leases	10.4 years	9.3 years	9.8 years
Finance leases	3.9 years	4.1 years	4.0 years
Weighted average discount rate:
Operating leases	4.8%	3.9%	3.3%
Finance leases	4.7%	4.1%	3.9%
(1) Includes adjustment for modification of an operating lease for the fiscal year ended June 30, 2023, which resulted in a reduction of ROU assets and lease liabilities of $13,876 and $17,244, respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of June 30, 2023 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2024	$15,087	$74	$15,161
2025	12,939	101	13,040
2026	12,221	76	12,297
2027	11,897	59	11,956
2028	11,960	25	11,985
Thereafter	66,118	—	66,118
Total lease payments	130,222	335	130,557
Less: Imputed interest	29,719	30	29,749
Total lease liabilities	$100,503	$305	$100,808

Subsequent to June 30, 2023, the Company entered into an operating lease for its new global headquarters, which has not yet commenced. Obligations under this lease are approximately $12,849, and the lease is expected to commence during the first quarter of fiscal year ending June 30, 2024, with an initial lease term of 10.5 years excluding renewal options.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2021(1)	600,812	270,255	$871,067
Acquisition (See Note 4, Acquisition and Disposition)	95,645	—	95,645
Translation and other adjustments, net	(742)	(32,174)	(32,916)
Balance as of June 30, 2022	695,715	238,081	933,796
Acquisition(2)	(794)	—	(794)
Divestiture(3)	(3,054)	—	(3,054)
Translation and other adjustments, net	5,186	3,506	8,692
Balance as of June 30, 2023	$697,053	$241,587	$938,640

(1) The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges.
(2) During the fiscal year ended June 30, 2023, the Company finalized purchase accounting related to THWR resulting in a $794 reduction to goodwill. See Note 4, Acquisition and Disposition.
(3) During the fiscal year ended June 30, 2023, the Company completed the divestiture of Westbrae, a component of the North America reportable segment. Goodwill of $3,054 was assigned to the divested component on a relative fair value basis.

The Company completed its annual goodwill impairment analysis in the fourth quarter of fiscal 2023 and concluded that no impairment existed at any of its reporting units.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	Fiscal Year Ended June 30,
	2023	2022
Non-amortized intangible assets:
Trademarks and tradenames(1)	$250,860	$379,466
Amortized intangible assets:
Other intangibles(2)	161,874	199,448
Less: Accumulated amortization	(114,629)	(101,381)
Net amortized intangible assets	$47,245	$98,067
Net other intangible assets	$298,105	$477,533

(1) The gross carrying value of trademarks and tradenames is reflected net of $223,981 and $94,873 of accumulated impairment charges as of June 30, 2023 and 2022, respectively.
(2) The reduction in carrying value of other intangible assets as of June 30, 2023 reflected a non-cash impairment charge of $45,798 recognized in the fiscal year ended June 30, 2023.

The Company completed its annual assessment of impairment for indefinite-lived intangible assets in the fourth quarter of fiscal 2023. The assessment indicated that the carrying value of the Imagine® and Joya® trademarks and the Queen Helene® trademark and formula exceeded their estimated fair values. The fair values were determined using the relief from royalty method, and non-cash impairment charges of $4,767, $4,691 and $9,150 for Imagine®, Joya®, and Queen Helene® intangible assets, respectively, were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations.

The Imagine® and Queen Helene® intangible assets are part of the North America reportable segment and had a remaining aggregate carrying value of $3,100 as of June 30, 2023. The Joya® intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $6,218 as of June 30, 2023.

During the fiscal year ended June 30, 2023, as a result of a decline in actual and projected performance and cash flows of the ParmCrisps® and Thinsters® brands, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively, to reduce the carrying value of such intangible assets to their estimated fair value. The fair value was determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. At June 30, 2023, the Company’s indefinite lived tradename intangible assets of ParmCrisps® and Thinsters®, which are part of the North America reportable segment, had a remaining aggregate carrying value of $8,000 and $4,500, respectively.

As a result of the same factors triggering the impairment tests for the ParmCrisps® and Thinsters® trademarks discussed above, the Company completed impairment tests of the ParmCrisps® and Thinsters® asset groups, which were primarily comprised of amortizable customer relationships. The Company determined that the ParmCrisps® asset group’s carrying amount exceeded the estimated fair value. During the fiscal year ended June 30, 2023, the Company recorded non-cash impairment charge of $45,798 to reduce the carrying value of the ParmCrisps® customer relationships, the primary asset in the asset group, to its estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The fair value of the Thinsters® asset group exceeded its carrying amount. The assets are part of the North America reportable segment and had a remaining aggregate carrying value of $42,197 as of June 30, 2023 and the definite lived assets within the ParmCrisps® asset group were $20,704.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. Amortization expense included on the Consolidated Statements of Operations was as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Amortization of acquired intangibles	$10,016	$10,214	$8,931

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2024	2025	2026	2027	2028
Estimated amortization expense	$6,401	$5,348	$4,981	$4,871	$4,239

The weighted average remaining amortization period of amortized intangible assets is 8.7 years.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022
Payroll, employee benefits and other administrative accruals	$49,564	$44,756
Facility, freight and warehousing accruals	10,051	10,922
Selling and marketing related accruals	9,569	9,548
Short-term operating lease liabilities	10,489	13,154
Other accruals	8,847	8,453
	$88,520	$86,833

10.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022
Revolving credit facility	$541,000	$593,000
Term loans	288,750	296,250
Less: Unamortized issuance costs	(1,307)	(1,105)
Other borrowings(1)	305	498
	828,748	888,643
Short-term borrowings and current portion of long-term debt(2)	7,567	7,705
Long-term debt, less current portion	$821,181	$880,938
(1) Includes $305 (2022: $427) of finance lease obligations as discussed in Note 7, Leases.
(2) Includes $83 (2022: $149) of short-term finance lease obligations as discussed in Note 7, Leases.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated interest coverage ratio, a consolidated leverage ratio and a consolidated secured leverage ratio. Prior to the Company entering into the Second Amendment (as defined below), the minimum consolidated interest coverage ratio was 2.75:1.00. The maximum consolidated leverage ratio is 6.00:1.00. Prior to the Company entering into the Second Amendment, the maximum consolidated secured leverage ratio was 5.00:1.00 through December 31, 2023 or such earlier date as elected by the Company (the “First Amendment Period”). Following the First Amendment Period, the maximum consolidated secured leverage ratio would have been 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions.

During the First Amendment Period, loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.0% per annum. Following the First Amendment Period, loans would have borne interest at rates based on (a) Term SOFR plus a rate ranging from 0.875% to 1.750% per annum or (b) the Base Rate plus a rate ranging from —% to 0.750% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the First Amendment Period would be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement. The weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2023 was 5.94%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of June 30, 2023, there were $541,000 of loans under the Revolver, $288,750 of Term Loans, and $4,468 of letters of credit outstanding under the Credit Agreement. As of June 30, 2023 and June 30, 2022, $254,532 and $203,981, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2023, the Company was in compliance with all associated covenants.

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period,” which the Company may elect to end early). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00.
During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment.

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

Maturities of all debt instruments at June 30, 2023, are as follows:

Due in Fiscal Year	Amount
2024	$7,207
2025	7,215
2026	7,192
2027	807,134
Total debt and borrowings	$828,748

Interest paid during the fiscal years ended June 30, 2023, 2022 and 2021 amounted to $41,698, $9,926 and $5,903, respectively.

11.    INCOME TAXES

The components of (loss) income from continuing operations before income taxes and equity in net loss of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Domestic	$(183,601)	$24,541	$60,215
Foreign	54,020	78,950	48,578
Total	$(129,581)	$103,491	$108,793

The (benefit) provision for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022	2021
Current:
Federal	$3,103	$(197)	$2,243
State and local	953	179	1,735
Foreign	7,719	13,714	27,253
	11,775	13,696	31,231
Deferred:
Federal	(23,551)	6,237	14,266
State and local	271	(463)	(10,064)
Foreign	(2,673)	3,246	5,660
	(25,953)	9,020	9,862
Total	$(14,178)	$22,716	$41,093

Cash paid for income taxes, net of refunds, during the fiscal years ended June 30, 2023 and June 30, 2022 amounted to $14,765 and $19,235, respectively. For the fiscal year ended June 30, 2021, the Company received net tax refunds of $32,998 including a $53,817 tax loss carryback claim under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which allowed for, among other provisions, a five-year carryback of net operating losses (“NOLs”) for 2018-2020 offset by taxes paid in other jurisdictions.
The reconciliation of the U.S. federal statutory rate to the Company’s effective rate on (loss) income before (benefit) provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2023	%	2022	%	2021	%
Expected United States federal income tax at statutory rate	$(27,233)	21.0%	$21,733	21.0%	$22,847	21.0%
State income taxes, net of federal (benefit) provision	(4,866)	3.8%	1,227	1.2%	1,150	1.1%
Foreign income at different rates	(905)	0.7%	(576)	(0.6)%	4,756	4.4%
Impairment of intangible assets	—	—%	—	—%	13,466	12.4%
Change in valuation allowance	14,935	(11.5)%	(220)	(0.2)%	(5,921)	(5.4)%
Change in reserves for uncertain tax positions	637	(0.5)%	(997)	(1.0)%	1,971	1.8%
Change in foreign tax rate	—	—%	(341)	(0.3)%	1,840	1.7%
Loss on disposal of subsidiary		—%		—%	1,073	1.0%
U.S. tax (benefit) on foreign earnings	1,946	(1.5)%	2,404	2.3%	(50)	(0.1)%
CARES Act		—%		—%	(1,116)	(1.0)%
Other	1,308	(1.1)%	(514)	(0.4)%	1,077	1.0%
(Benefit) provision for income taxes	$(14,178)	10.9%	$22,716	21.9%	$41,093	37.8%

The Company accounts for global intangible low-taxed income (“GILTI”) tax as a current period cost and recorded expense of $2,189, $1,119, and nil, during the fiscal years ended June 30, 2023, 2022 and 2021, respectively. Such amounts are included in the U.S. tax benefit on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F income and unremitted earnings in total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2023	2022
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$5,130	$6,395
Reserves not currently deductible	11,045	11,675
Basis difference on intangible assets	(73,635)	(119,109)
Basis difference on property and equipment	(20,255)	(15,049)
Other comprehensive income	(3,498)	(726)
Net operating loss and tax credit carryforwards	50,807	50,077
Stock-based compensation	1,937	1,516
Unremitted earnings of foreign subsidiaries	(1,989)	(2,232)
Operating lease liability	20,203	25,423
Lease ROU assets	(19,113)	(23,905)
Other	9,833	7,782
Valuation allowances	(52,551)	(36,891)
Noncurrent deferred tax liabilities, net	$(72,086)	$(95,044)

At June 30, 2023 and 2022, the Company had U.S. Federal NOL carryforwards of approximately $63,559 and $79,890, respectively, certain of which will not expire until 2036. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382, which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $11,351 and $12,108 at June 30, 2023 and 2022, respectively, the majority of which are indefinite lived.

For the year ended June 30, 2023, the Company determined that $147,300 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $1,989. The Company continues to reinvest $792,262 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $52,551 and $36,891 at June 30, 2023 and 2022, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2023	2022
Balance at beginning of year	$36,891	$37,453
Additions charged to income tax expense	23,212	784
Reductions credited to income tax expense	(8,514)	(1,004)
THWR purchase accounting	291	1,743
Currency translation adjustments	671	(2,085)
Balance at end of year	$52,551	$36,891

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2023	2022	2021
Balance at beginning of year	$21,901	$22,870	$20,899
Additions based on tax positions related to the current year	1,519	273	343
Additions based on tax positions related to prior years	815	304	3,045
Reductions due to lapse in statute of limitations and settlements	(268)	(1,546)	(1,417)
Balance at end of year	$23,967	$21,901	$22,870

As of June 30, 2023, the Company had $23,967 of unrecognized tax benefits, of which $20,155 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2022, the Company had $21,901 of unrecognized tax benefits, of which $18,089 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2021, the Company had $22,870 of unrecognized tax benefits of which $19,058 would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $3,768 and $2,952 at June 30, 2023 and 2022, respectively.

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

12.     STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2023 and 2022, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2020	$(167,763)	$(761)	$—	$(2,865)	$(171,392)
Other comprehensive income (loss) before reclassifications	85,581	(810)	—	(3,359)	81,412
Amounts reclassified into income	16,073	1,290	—	(394)	16,969
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2021(1)	101,654	480	—	(3,753)	98,381
Balance at June 30, 2021	(66,109)	(281)	—	(6,618)	(73,011)
Other comprehensive (loss) income before reclassifications	(102,113)	3,511	559	9,954	(88,089)
Amounts reclassified into income	—	(2,711)	(59)	(612)	(3,382)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2022(1)	(102,113)	800	500	9,342	(91,471)
Balance at June 30, 2022	(168,222)	519	500	2,724	(164,482)
Other comprehensive income (loss) before reclassifications	30,197	15,390	(249)	(1,022)	44,316
Amounts reclassified into income	—	(5,011)	434	(1,473)	(6,050)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2023(1)	30,197	10,379	185	(2,495)	38,266
Balance at June 30, 2023	$(138,025)	$10,898	$685	$229	$(126,216)

(1)See Note 16, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on hedging instruments recorded in the Consolidated Statements of Operations during the fiscal years ended June 30, 2023, 2022, and 2021.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200,000 of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2023, the Company did not repurchase any shares under the repurchase program. As of June 30, 2023, the Company had $173,514 of remaining authorization under the share repurchase program. During the fiscal year ended June 30, 2022, the Company repurchased 10,626 shares under the repurchase program for a total of $408,886 excluding commissions, at an average price of $38.48 per share. Repurchases made during the fiscal year ended June 30, 2022, were made under a previous Board authorization.

13.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

Under the Company's Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”), the Company historically granted equity-based awards to its officers, senior management, other key employees, consultants, and directors. The Company currently utilizes a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (the “2022 Plan”) which was approved at the Company’s 2022 Annual Meeting of Stockholders held on November 17, 2022. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The Company also historically granted shares under its 2019 Equity Inducement Award Program (the “2019 Inducement Program”) to induce selected individuals to become employees of the Company. The 2002 Plan, the 2022 Plan and the 2019 Inducement Program are collectively referred to as the “Stock Award Plans.” In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or “LTIP”) that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods.

There were 1,242, 873 and 237 shares underlying restricted stock awards (“RSAs”) or restricted share units (“RSUs”) granted under the Stock Award Plans during fiscal years 2023, 2022 and 2021, respectively, of which 1,242, 249 and 51, respectively, were granted under the LTIP and are subject to the achievement of minimum performance goals or market conditions, with the remaining being service-based awards. For performance awards and market awards, the foregoing share figures are stated at target levels, and the awards outstanding at June 30, 2023 generally provide for vesting at 0% to 200% of the target level. There were no options granted under the Stock Award Plans during fiscal years 2023, 2022 and 2021. At June 30, 2023, there were 9,316 shares available for grant under the 2022 Plan.

Restricted Stock

Awards of restricted stock are either RSAs or RSUs that are issued at no cost to the recipient. RSA holders have all rights of a stockholder at the grant date, subject to certain restrictions on transferability and a risk of forfeiture. There were no RSAs outstanding at June 30, 2023. Shares underlying RSUs are not issued until vesting. Both award types are subject to continued employment and vesting conditions in accordance with provisions set forth in the applicable award agreements. The Company also grants market-based RSUs that vest contingent on meeting specific Total Shareholder Return (“TSR”) targets over a specified time period, and performance-based RSUs that vest contingent on meeting specific financial results within a specified time period. Performance-based or market-based RSUs are issued in the form of performance share units (“PSUs”).

A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the last three fiscal years ended June 30 is as follows:

	2023		2022		2021
	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested - RSAs, RSUs and PSUs	790	$42.44	1,780	$16.55	2,050	$15.85
Granted	1,242	$20.34	873	$43.55	237	$36.13
Vested	(250)	$36.23	(1,583)	$15.61	(375)	$25.21
Forfeited	(494)	$31.92	(280)	$32.98	(132)	$17.18
Non-vested - RSAs, RSUs and PSUs	1,288	$26.37	790	$42.44	1,780	$16.55

At June 30, 2023, the table above includes a total of 396 shares that represent the target number of shares that may be earned based on pre-defined market conditions that are eligible to vest ranging from 0% to 200% of target. All such shares relate to the 2022-2024 and 2023-2025 LTIP as further described below. Granted shares also include 10 shares that may be earned based on certain performance-based metrics being met, all of which remained outstanding at June 30, 2023. Vested shares during the year ended June 30, 2023 include a total of 245 shares under the 2022-2024 LTIP that vested at 100% of target, and a total of 5 shares granted in a previous period that vested based on certain performance-based metrics being met. Vested shares during the year ended June 30, 2022 include a total of 1,299 shares under the 2019-2021 LTIP that vested at 100% of target based on achievement of target absolute TSR levels, and a total of 13 shares granted in a previous period that vested based on certain performance-based metrics being met. Vested shares during the year ended June 30, 2021 include a total of 20 shares under the 2018-2020 LTIP that vested at 150% of target based on achievement of the maximum relative TSR target.
The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, for the last three fiscal years ended June 30 was as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Fair value of restricted stock granted	$25,258	$38,005	$8,551
Fair value of restricted stock vested	$4,684	$71,376	$15,847
Tax benefit recognized from restricted stock vesting	$631	$3,658	$1,597

At June 30, 2023, $18,283 of unrecognized stock-based compensation expense related to non-vested restricted stock was expected to be recognized over a weighted average period of approximately 1.6 years.

Long-Term Incentive Program

The participants of the LTIP include certain of the Company’s executive officers and other key executives. The LTI Program is administered by the Compensation Committee, which is responsible for, among other items, selecting the specific performance measures for awards, setting the target performance required to receive an award after the completion of the performance period, and determining the specific payout to the participants.

2023-2025 LTIP

During the fiscal year ended June 30, 2023, the Company granted market-based PSU awards under the LTI Program with a total target payout of 429 shares of common stock. At June 30, 2023, 329 of such shares were outstanding. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2023 TSR Performance Period”). Vesting of 220 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2023 TSR Performance Period (the “2023 Relative TSR PSUs”). Vesting of 109 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2023 TSR Performance Period (the “2023 Absolute TSR PSUs”). Total shares eligible to vest for both the 2023 Relative TSR PSUs and 2023 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	2023
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

2022-2024 LTIP

During the fiscal year ended June 30, 2022, the Company granted market-based PSU awards under the LTIP with a total target payout of 193 shares of common stock. At June 30, 2023, 67 of such shares were outstanding. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from November 18, 2021 through the earlier of (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2022 TSR Performance Period”). Vesting of 45 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2022 TSR Performance Period (the “2022 Relative TSR PSUs”). Vesting of 22 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2022 TSR Performance Period (the “2022 Absolute TSR PSUs”). Total shares eligible to vest for both the 2022 Relative TSR PSUs and 2022 Absolute TSR PSUs range from 0% to 200% of the target amount. Grant date fair values are calculated using a Monte

Carlo simulation model with weighted average grant date fair values per target share and related valuation assumptions as follows:

	2022
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$39.00	$60.09
Risk-free interest rate	0.89%	0.89%
Expected dividend yield	—	—
Expected volatility	36.93%	24.46%
Expected term	2.99 years	2.99 years

2019-2021 LTIP

Vesting is pursuant to the achievement of pre-established three-year compound annual TSR targets over the period from November 6, 2018 to November 6, 2021 with total shares eligible to vest ranging from 0% to 300% of the target award amount. Certain shares are subject to a holding period of one year after the vesting date, resulting in an illiquidity discount being applied to the grant date fair value for such shares. There were 51 and 554 PSUs granted during fiscal years 2021 and 2020, respectively. No such awards under the 2019-2021 LTIP were granted after fiscal year 2021. Grant date fair values are calculated using a Monte Carlo simulation model. The weighted average grant date fair values per target share and related valuation assumptions were as follows:

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

Former CEO Inducement Grant

On November 6, 2018, the Company’s former CEO, Mark L. Schiller received a market-based PSU award with a target payout of 350 shares of common stock and a maximum payout of 1,050 shares of common stock (the “CEO Inducement Grant”). Vesting was pursuant to the achievement of pre-established three-year compound annual TSR levels over the period from November 6, 2018 to November 6, 2021. These PSUs were subject to a holding period of one year after the vesting date. As such, an illiquidity discount was applied to the grant date fair value. The grant date fair value per target share and related valuation assumptions used in the Monte Carlo simulation to value this award were as follows:

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

On the Start Date, Ms. Davidson received the following awards under the 2023-2025 LTIP: 36 Relative TSR PSUs (at target), 18 Absolute TSR PSUs (at target) and 36 RSUs. The Relative TSR PSUs and Absolute TSR PSUs have the same TSR Performance Period, performance goals and beginning stock price as those applicable to awards granted to other employees under the 2023-2025 LTIP. The RSUs will vest in one-third (1/3) installments on each of September 6, 2023, 2024 and 2025. Additionally, in recognition of the compensation Ms. Davidson forfeited by leaving her former employer, on the Start Date, Ms. Davidson also received a one-time make-whole RSU award of 95 RSUs that will vest in one-third (1/3) installments on each of the first, second and third anniversaries of the Start Date. Grant date fair values were calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$13.84	$19.54
Risk-free interest rate	4.28%	4.28%
Expected dividend yield	—	—
Expected volatility	40.70%	28.20%
Expected term	3.00 years	3.00 years

As part of the succession plan, Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). Mr. Schiller remains a director on the Board following the Transition Date. As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller will receive severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during the twelve months ended June 30, 2023, and unpaid amounts are accrued at June 30, 2023.

Other Grants

Additionally, from time to time, the Company grants other awards that can be RSUs or PSUs to certain employees. RSUs generally vest over periods of one to three years based upon continued employment. PSUs generally vest over periods of one to three years based upon continued employment and the achievement of certain performance-based metrics being met. As of June 30, 2023, there were 10 of such PSUs outstanding.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized on the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
Selling, general and administrative expense	$14,423	$15,611	$15,659
Related income tax benefit	$1,734	$1,574	$1,296

Stock Options

The Company did not grant any stock options in fiscal years 2023, 2022 or 2021, and there were no stock options exercised during these periods. There were 122 options outstanding at each of June 30, 2023, 2022 and 2021, relating to a grant under a prior plan. Although no further awards can be granted under the prior plan, the options outstanding continue in accordance with the terms of the plan and grant. For options outstanding and exercisable at June 30, 2023, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $1,250, and the weighted average remaining contractual life was 8.0 years. The weighted average exercise price of these options was $2.26. At June 30, 2023, there was no unrecognized compensation expense related to stock option awards.

14.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At June 30, 2023 and June 30, 2022, the carrying value of the Company’s investment in Founders Table was $8,032 and $9,491, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of its investment was $4,766 and $4,965 as of June 30, 2023 and June 30, 2022, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

During fiscal year 2022, the Company recorded an impairment charge totaling $1,203 related to its investment in Hain Future Natural Products Private, Ltd., a joint venture with Future Consumer Ltd, which is included as a component of equity in net loss of equity-method investees on the Consolidated Statement of Operations.
15.    FAIR VALUE MEASUREMENTS

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

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$16,988	$—	$16,988	$—
Liabilities:
Derivative financial instruments	$3,160	$—	$3,160	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2023 or 2022.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 30, 2023 and 2022 were classified as Level 2 of the fair value hierarchy.

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

The Company completed its annual assessment of impairment for indefinite-lived intangible assets in the fourth quarter of fiscal 2023 and recorded non-cash impairment charges of $4,767, $4,691 and $9,150 for Imagine®, Joya®, and Queen Helene® intangible assets, respectively (see Note 8, Goodwill and Other Intangible Assets). As of June 30, 2023, these intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $9,318.

During the fiscal year ended June 30, 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively. Due to the same factors triggering the impairment tests for the ParmCrisps® and Thinsters® trademarks, the Company completed an impairment test of the ParmCrisps® and Thinsters® asset group and recorded a non-cash impairment charge of $45,798 for the ParmCrisps® asset group (see Note 8, Goodwill and Other Intangible Assets). As of June 30, 2023, THWR intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $32,389, which was calculated during the third quarter of fiscal year ended June 30, 2023.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During fiscal 2024, the Company estimates that an additional $8,717 will be reclassified as a decrease to interest expense.

As of June 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2024, the Company estimates that no amount relating to cross-currency swaps will be reclassified to interest expense. As of June 30, 2023, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

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

As of June 30, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2024, the Company estimates that an additional $476 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

As of June 30, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2023	2022	2023	2022
Intercompany loan receivable	$26,945	$25,899	$924	$122

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$8,649	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,974	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,365	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,160
Total derivatives designated as hedging instruments		$16,988		$3,160

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2022:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$4,230	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,184
Cross-currency swaps	Prepaid expenses and other current assets	2,400	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	846	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$7,476		$3,184

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of June 30, 2023, 2022 and 2021:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Location of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2023	2022	2021		2023	2022	2021
Interest rate swaps	$20,413	$1,341	$279	Interest and other financing expense, net	$6,918	$27	$(308)
Cross-currency swaps	—	3,129	(1,366)	Interest and other financing expense, net / Other expense (income), net	(275)	3,296	(1,398)
Foreign currency forward contracts	80	(93)	(78)	Cost of sales	—	108	(67)
Total	$20,493	$4,377	$(1,165)		$6,643	$3,431	$(1,773)

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations as of June 30, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$—	$6,918	$—	$—	$27	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into (expense) income	$—	$(275)	$—	$—	$78	$3,218
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$—	$—	$108	$—	$—

The following table presents the pre-tax effect of fair value hedge accounting on AOCL as of June 30, 2023, 2022 and 2021:

Derivatives in Fair Value Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives			Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2023	2022	2021		2023	2022	2021
Cross-currency swaps	$(310)	$708	$—	Interest and other financing expense, net	$489	$75	$—
Total	$(310)	$708	$—		$489	$75	$—

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations as of June 30, 2023 and 2022:

	Location and Amount of (Loss) Gain Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into (expense) income	$—	$(557)	$—	$—	$75	$122

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the Consolidated Statements of Operations as of June 30, 2023, 2022 and 2021:

Derivatives in Net Investment Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives			Location of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2023	2022	2021		2023	2022	2021
Cross-currency swaps	$(1,279)	$12,599	$(4,251)	Interest and other financing expense, net	$1,963	$772	$498

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a cross-default provision upon certain defaults by the Company on any of its indebtedness.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the “District Court”) against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results, and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14, 2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint. The parties submitted supplemental briefing between May 12, 2022 and June 23, 2022. In June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’

Motion to Dismiss the Second Amended Complaint with prejudice. Plaintiffs filed Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on December 7, 2022, and Defendants filed their Opposition to Plaintiffs’ Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on January 9, 2023. The Parties await a decision from the District Court on Defendants’ Motion to Dismiss the Second Amended Complaint.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’

motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The District Court has since further extended the temporary stay through September 5, 2023.

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the "Consolidated Proceeding"), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Court appointed interim class counsel for Plaintiffs in the Consolidated Proceeding, and Plaintiffs filed a Consolidated Amended Class Action Complaint on March 18, 2022. The Company filed a motion to dismiss the Consolidated Class Action Complaint on November 7, 2022. The plaintiffs filed their opposition on December 22, 2022, and the Company filed its reply brief on January 20, 2023. On May 9, 2023, upon consent of the parties, the Court stayed this action pending the Second Circuit’s decision on appeal in In re Beech-Nut Nutrition Co. Baby Food Litigation, 21 Civ. 133 (N.D.N.Y.). Accordingly, the Court denied the Company’s motion to dismiss without prejudice to renew. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

•In the matter Palmquist v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the United States District Court for the Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company's favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs filed their appellate brief on July 12, 2023. It is expected that the matter will be fully briefed this fall. No argument date has been set.

•In the matter NC v. The Hain Celestial Group, et al., pending in the Superior Court for the State of California, County of Los Angeles, discovery has closed and the Court has set a trial date of October 4, 2023. The Court will hear arguments on the parties’ expert and dispositive motions in August and September.

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

•In Watkins v. Plum, PBC, et al., currently pending in the United States District Court for the Eastern District of Louisiana, the Court has set the case for trial beginning on April 29, 2024. On June 30, 2023, Plaintiffs filed a Motion to Remand the case to Louisiana state court. Defendants filed their Opposition on July 18, 2023. The Motion was heard on August 17, 2023, and the parties await a decision. The parties are currently engaging in discovery.

•On January 9, 2023, Plaintiffs in P.A. v. Hain Celestial Group, Inc., et al. filed their First Amended Complaint in the Circuit Court of the First Circuit, State of Hawai’i. On March 8, 2023, the Company filed its Answer to Plaintiff’s First Amended Complaint. The case is set for trial starting on January 23, 2025.

•On February 3, 2023, Plaintiff in Pourdanesh v. Hain Celestial Group, Inc. et al. filed his Complaint in the Superior Court for the State of California, County of Los Angeles. Plaintiff filed an Amended Complaint on June 16, 2023. Defendants filed a Demurrer to the Amended Complaint on July 17, 2023, which will be heard for argument on September 1, 2023. The parties have a status conference on September 1, 2023 and discovery is stayed until further notice.

Additionally, on July 25, 2023, Plaintiffs in DMP v. Beech-Nut Nutrition Company, Inc. et al., currently pending in the United States District Court for the District of Nevada, filed a Motion for Leave to Amend the Complaint. In their Motion, Plaintiffs seek to add the Company as a defendant, among other changes.

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

18.    DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2023, 2022 and 2021, we made contributions to the Plan of $2,307, $2,091 and $2,025, respectively, and recorded retirement plan expense in the amount of $2,457, $2,141 and $2,482, respectively. In addition, while certain of the Company’s international subsidiaries maintain separate defined contribution plans for their employees, except for the United Kingdom, the amounts are not significant to the Company’s consolidated financial statements.

Certain United Kingdom subsidiaries offer an auto-enrollment defined contribution plan to all employees. Employees must be aged 22 or over but under the State Pension age and have earned over £10. Employees outside of these criteria have the option to opt-in. Employees must contribute a minimum percentage to the plan and the United Kingdom subsidiaries make matching contributions. For the fiscal years ended June 30, 2023, 2022 and 2021, there were contributions and retirement plan expense recorded in the amount of $2,096, $2,379 and $3,487, respectively.

19.    SEGMENT INFORMATION

Our organizational structure consists of two geographic based reportable segments: North America and International. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources.

The Company historically used segment net sales and operating income to evaluate performance and to allocate resources. In connection with the appointment of its new CEO effective as of January 1, 2023, the Company undertook a series of actions to reassess its segments, including how performance is evaluated and how resources are allocated. As part of that review, during the fourth quarter of fiscal 2023, the Company determined there were two operating segments which are also the reportable segments. Furthermore, Adjusted EBITDA was determined to be a more appropriate measure of segment profitability for each reportable segment compared to operating income. The Company has concluded that segment net sales and segment Adjusted EBITDA are most relevant in order to analyze segment results and trends.

Segment Adjusted EBITDA excludes: (benefit) provision for income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs in 2022 and 2021, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2023	2022	2021
Net Sales:
North America	$1,139,162	$1,163,132	$1,104,128
International	657,481	728,661	866,174
	$1,796,643	$1,891,793	$1,970,302

Adjusted EBITDA:
North America	$123,443	$122,235	$162,045
International	82,945	110,073	133,882
Total Reportable Segments Adjusted EBITDA	206,388	232,308	295,927
Corporate and Other	(39,766)	(31,692)	(36,989)
	166,622	200,616	258,938
Impairment charges
Inventory write-down	—	351	421
Intangibles and long-lived asset impairment	(175,501)	(1,903)	(57,920)
Acquisitions, divestitures and other
Transaction and integration costs, net	(2,018)	(14,055)	(3,291)
Gain on sale of assets	3,529	9,049	4,900
Gain on sale of businesses	—	—	2,680
Restructuring activities
CEO succession	(5,113)	—	—
Plant closure related costs, net	(94)	(929)	(58)
Productivity and transformation costs	(7,284)	(8,803)	(12,572)
Warehouse/manufacturing consolidation and other costs, net	(1,026)	(2,721)	(11,374)
Litigation and related costs	1,369	(7,687)	(995)
Depreciation and amortization	(50,777)	(46,849)	(49,569)
Equity in net loss of equity-method investees	(1,134)	(2,902)	(1,591)
Interest expense, net	(43,936)	(10,226)	(5,880)
Benefit (provision) for income taxes	14,178	(22,716)	(41,093)
Stock-based compensation, net	(14,423)	(15,611)	(15,659)
Unrealized currency (losses) gains	(929)	2,259	(828)
Net (loss) income	$(116,537)	$77,873	$66,109

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2023	2022	2021
United States	$1,025,988	$1,037,082	$954,415
United Kingdom	477,400	500,949	607,674
Europe	180,080	227,712	258,501
All other	113,175	126,050	149,712
Total	$1,796,643	$1,891,793	$1,970,302

The Company’s long-lived assets, which primarily represent net property, plant and equipment, net and operating lease right-of-use assets, net by geographic region are as follows:

	Fiscal Year Ended June 30,
	2023	2022
United States	$162,798	$182,038
United Kingdom	134,908	133,213
Europe	72,016	70,390
All other	22,497	26,455
Total	$392,219	$412,096

20.    RELATED PARTY TRANSACTIONS

On November 9, 2021, the Company entered into a share repurchase agreement with the Selling Stockholders, which are affiliates of Engaged Capital, LLC, pursuant to which the Company agreed to repurchase, directly from the Selling Stockholders, 1,700 shares of the Company’s common stock for $45.00 per share (the “Share Repurchase”), which equaled the price at which the Underwriter (as defined below) purchased shares from the Selling Stockholders, net of underwriting commissions and discounts, in an underwritten public offering that launched on November 10, 2021, whereby the Selling Stockholders sold certain other shares of common stock (the “Offering”). The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on November 9, 2021 was $47.95 per share. In connection with the Offering, on November 10, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”), and the Selling Stockholders. The Share Repurchase and the Offering were completed on November 15, 2021. The aggregate price paid by the Company for the Share Repurchase was $76,500, which the Company funded with borrowings under the Credit Agreement. The Company did not receive any proceeds from the Offering. The Founder and Chief Investment Officer of Engaged Capital, LLC is a member of the Company's Board of Directors.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including principal executive and financial officers, to allow timely decisions regarding disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of disclosure controls and procedures as of June 30, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of June 30, 2023.

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

Under the supervision, and with the participation, of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including the Company’s CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Hain Celestial Group, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited The Hain Celestial Group, Inc. and Subsidiaries internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated August 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Jericho, New York
August 24, 2023

Item 9B.     Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Second Amendment to Fourth Amended and Restated Credit Agreement

On August 22, 2023, the Company entered into the Second Amendment (the “Second Amendment”) to its Fourth Amended and Restated Credit Agreement, dated December 22, 2021 (the “Credit Agreement”), by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent.

Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period,” which the Company may elect to end early). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate, plus a credit spread adjustment of 0.10% (as adjusted, “Term SOFR”) plus 2.5% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023 (the “2023 Proxy Statement”).

Item 11.        Executive Compensation

The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2023 Proxy Statement.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2023 Proxy Statement.

PART IV

Item 15.        Exhibit and Financial Statement Schedules

(a)(1)     Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

        Report of Independent Registered Public Accounting Firm
        Consolidated Balance Sheets - June 30, 2023 and 2022
        Consolidated Statements of Operations - Fiscal Years ended June 30, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) - Fiscal Years ended June 30, 2023, 2022 and 2021
        Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2023, 2022 and 2021
        Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2023, 2022 and 2021
        Notes to Consolidated Financial Statements

(a)(2)     Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses (iii)	Charged to other accounts - describe (i)	Deductions - describe (ii)	Balance at end of period
Fiscal Year Ended June 30, 2023
Allowance for doubtful accounts	$1,731	$1,450	$—	$(431)	$2,750
Valuation allowance for deferred tax assets	$36,891	$23,212	$—	$(7,552)	$52,551
Fiscal Year Ended June 30, 2022
Allowance for doubtful accounts	$1,314	$1,292	$—	$(875)	$1,731
Valuation allowance for deferred tax assets	$37,453	$784	$—	$(1,346)	$36,891
Fiscal Year Ended June 30, 2021
Allowance for doubtful accounts	$638	$348	$—	$328	$1,314
Valuation allowance for deferred tax assets	$41,941	$5,601	$—	$(10,089)	$37,453

(i)Represents the allowance for doubtful accounts of the business acquired or disposed of during the fiscal year.
(ii)Amounts written off and changes in exchange rates.
(iii)Includes item related to THWR purchase accounting (2023:$291; 2022: $1,743; 2021: nil)

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

3.2
The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

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

10.1.3
Amended and Restated Security and Pledge Agreement, dated December 22, 2021, by and among the Company, certain wholly-owned subsidiaries of the Company party thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2021).

10.2.1*
The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-268439) filed with the Securities and Exchange Commission on November 17, 2022).

10.2.2*
Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.3*
Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.4*
Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.5*
Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (Make-Whole RSU Award) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

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

10.3.8*
Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 8, 2022).

10.3.9*
Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 8, 2022).

10.3.10*
Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 8, 2022).

10.4*
The Hain Celestial Group, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019).

10.5*
Employment Agreement, dated as of November 22, 2022, by and between The Hain Celestial Group, Inc. and Wendy Davidson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).

10.6*
Offer Letter, dated January 18, 2022, between the Company and Christopher J. Bellairs (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on March 5, 2022).

10.7.1*
Employment Agreement, dated as of October 26, 2018, by and between the Company and Mark L. Schiller (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018).

10.7.2*
Separation Agreement, dated December 31, 2022, between the Company and Mark L. Schiller (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, filed with the SEC on February 7, 2023).

10.8.1*
Amended and Restated Letter of Employment, dated March 18, 2021, between the Company and David J. Karch (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the SEC on August 25, 2022).

10.8.2*
Separation Agreement, dated as of February 6, 2023, between the Company and David J. Karch (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.9*
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.10*
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 7, 2020).

10.11*
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

101
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.
Date:	August 24, 2023	/s/ Christopher J. Bellairs
Christopher J. Bellairs Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy P. Davidson	President, Chief Executive Officer and Director (Principal Executive Officer)	August 24, 2023
Wendy P. Davidson

/s/ Christopher J. Bellairs	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 24, 2023
Christopher J. Bellairs

/s/ Michael J. Ragusa	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 24, 2023
Michael J. Ragusa

/s/ Dawn M. Zier	Chair of the Board	August 24, 2023
Dawn M. Zier

/s/ Richard A. Beck	Director	August 24, 2023
Richard A. Beck

/s/ Celeste A. Clark	Director	August 24, 2023
Celeste A. Clark

/s/ Dean Hollis	Director	August 24, 2023
Dean Hollis

/s/ Shervin J. Korangy	Director	August 24, 2023
Shervin J. Korangy

/s/ Mark L. Schiller	Director	August 24, 2023
Mark L. Schiller

/s/ Michael B. Sims	Director	August 24, 2023
Michael B. Sims

/s/ Carlyn R. Taylor	Director	August 24, 2023
Carlyn R. Taylor