Form 10-Q
period 2023-09-30
HAIN CELESTIAL GROUP INC
filed 2023-11-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

221 River Street, Hoboken, NJ 07030
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (516) 587-5000
4600 Sleepytime Drive, Boulder, CO 80301
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of October 31, 2023, there were 89,709,018 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives (including statements related to Hain Reimagined and our related investments in our business); our business strategy; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; reliance on independent distributors; risks associated with operating internationally; pending and future litigation, including litigation relating to Earth’s Best® baby food products; the reputation of our Company and our brands; compliance with our credit agreement; foreign currency exchange risk; the availability of organic ingredients; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; risks associated with conflicts in Eastern Europe and the Middle East and other geopolitical events; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to use and protect trademarks; general economic conditions; cybersecurity incidents; disruptions to information technology systems; changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; our ability to issue preferred stock; the adequacy of our insurance coverage; impairments in the carrying value of goodwill or other intangible assets; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2023 AND JUNE 30, 2023
(In thousands, except par values)

	September 30,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$38,280	$53,364
Accounts receivable, less allowance for doubtful accounts of $3,018 and $2,750, respectively	158,094	160,948
Inventories	313,335	310,341
Prepaid expenses and other current assets	56,044	66,378
Total current assets	565,753	591,031
Property, plant and equipment, net	285,972	296,325
Goodwill	928,375	938,640
Trademarks and other intangible assets, net	290,867	298,105
Investments and joint ventures	12,298	12,798
Operating lease right-of-use assets, net	102,540	95,894
Other assets	31,091	25,846
Total assets	$2,216,896	$2,258,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,291	$134,780
Accrued expenses and other current liabilities	96,731	88,520
Current portion of long-term debt	7,568	7,567
Total current liabilities	246,590	230,867
Long-term debt, less current portion	807,401	821,181
Deferred income taxes	61,006	72,086
Operating lease liabilities, noncurrent portion	97,165	90,014
Other noncurrent liabilities	23,740	26,584
Total liabilities	1,235,902	1,240,732
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,578 and 111,339 shares, respectively; outstanding: 89,628 and 89,475 shares, respectively	1,116	1,113
Additional paid-in capital	1,221,291	1,217,549
Retained earnings	642,185	652,561
Accumulated other comprehensive loss	(155,623)	(126,216)
	1,708,969	1,745,007
Less: Treasury stock, at cost, 21,950 and 21,864 shares, respectively	(727,975)	(727,100)
Total stockholders’ equity	980,994	1,017,907
Total liabilities and stockholders’ equity	$2,216,896	$2,258,639
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2022
Net sales	$425,029	$439,351
Cost of sales	341,086	345,016
Gross profit	83,943	94,335
Selling, general and administrative expenses	77,169	74,951
Productivity and transformation costs	6,403	773
Amortization of acquired intangible assets	1,955	2,788
Long-lived asset impairment	694	—
Operating (loss) income	(2,278)	15,823
Interest and other financing expense, net	13,244	7,677
Other income, net	(265)	(1,790)
(Loss) income from operations before income taxes and equity in net loss of equity-method investees	(15,257)	9,936
(Benefit) provision for income taxes	(5,379)	2,631
Equity in net loss of equity-method investees	498	382
Net (loss) income	$(10,376)	$6,923

Net (loss) income per common share:
Basic	$(0.12)	$0.08
Diluted	$(0.12)	$0.08

Shares used in the calculation of net (loss) income per common share:
Basic	89,512	89,307
Diluted	89,512	89,493

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands)

	Three Months Ended
	September 30, 2023			September 30, 2022
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net (loss) income			$(10,376)			$6,923
Other comprehensive loss:
Foreign currency translation adjustments before reclassifications	(32,933)	—	(32,933)	(67,149)	—	(67,149)
Change in deferred gains on cash flow hedging instruments	3,238	(794)	2,444	14,231	(3,638)	10,593
Change in deferred losses on fair value hedging instruments	(381)	94	(287)	(272)	69	(203)
Change in deferred gains on net investment hedging instruments	1,821	(452)	1,369	5,773	(1,476)	4,297
Total other comprehensive loss	$(28,255)	$(1,152)	$(29,407)	$(47,417)	$(5,045)	$(52,462)

Total comprehensive loss			$(39,783)			$(45,539)
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907
Net loss				(10,376)				(10,376)
Other comprehensive loss							(29,407)	(29,407)
Issuance of common stock pursuant to stock-based compensation plans	239	3						3
Employee shares withheld for taxes					86	(875)		(875)
Stock-based compensation expense			3,742					3,742
Balance at September 30, 2023	111,578	$1,116	$1,221,291	$642,185	21,950	$(727,975)	$(155,623)	$980,994

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(10,376)	$6,923
Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	12,305	11,970
Deferred income taxes	(11,269)	(1,497)
Equity in net loss of equity-method investees	498	382
Stock-based compensation, net	3,742	3,994
Long-lived asset impairment	694	—
Loss (gain) on sale of assets	62	(60)
Other non-cash items, net	(556)	(1,457)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,150)	(9,589)
Inventories	(7,423)	(16,907)
Other current assets	8,761	2,541
Other assets and liabilities	(3,198)	1,348
Accounts payable and accrued expenses	21,940	(2,764)
Net cash provided by (used in) operating activities	14,030	(5,116)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,906)	(7,215)
Investments and joint ventures, net	—	191
Proceeds from sale of assets	1,257	96
Net cash used in investing activities	(5,649)	(6,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	46,000	80,000
Repayments under bank revolving credit facility	(57,000)	(68,000)
Repayments under term loan	(1,875)	(1,875)
Payments of other debt, net	(3,834)	(72)
Employee shares withheld for taxes	(875)	(229)
Net cash (used in) provided by financing activities	(17,584)	9,824
Effect of exchange rate changes on cash	(5,881)	(11,498)
Net decrease in cash and cash equivalents	(15,084)	(13,718)
Cash and cash equivalents at beginning of period	53,364	65,512
Cash and cash equivalents at end of period	$38,280	$51,794

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, except par values and per share data)

1.    BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993 and is headquartered in Hoboken, New Jersey. The Company’s mission has continued to evolve since its founding, with health and wellness being the core tenet. The Company continues to be a leading marketer, manufacturer, and seller of organic and natural, “better-for-you” products by anticipating and exceeding consumer expectations in providing quality, innovation, value and convenience. The Company is committed to growing sustainably while continuing to implement environmentally sound business practices and manufacturing processes. Hain Celestial sells its products through specialty and natural food distributors, supermarkets, natural food stores, mass-market and e-commerce retailers, food service channels and club, drug, and convenience stores worldwide. The Company operates under two reportable segments: North America and International.

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

The Company's unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2023 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2023 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $86,506 and $83,659 during the three months ended September 30, 2023 and 2022, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the Consolidated Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance, which had no material impact on its condensed consolidated financial statements and related disclosures.

3.    (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2023	2022
Numerator:
Net (loss) income	$(10,376)	$6,923

Denominator:
Basic weighted average shares outstanding	89,512	89,307
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	186
Diluted weighted average shares outstanding	89,512	89,493
Basic net (loss) income per common share	$(0.12)	$0.08
Diluted net (loss) income per common share	$(0.12)	$0.08

Due to the incurred net loss in the three months ended September 30, 2023, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive to the computations.

There were 489 restricted stock awards excluded from the calculation of diluted net income per share for the three months ended September 30, 2022, as such awards were anti-dilutive. Additionally, for the three months ended September 30, 2023 and 2022 there were 372 and 298, stock-based awards outstanding, that were contingently issuable based on market conditions, and such conditions had not been achieved during the respective periods.

4.    INVENTORIES

Inventories consisted of the following:

	September 30, 2023	June 30, 2023
Finished goods	$199,043	$192,007
Raw materials, work-in-progress, and packaging	114,292	118,334
	$313,335	$310,341

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2023	June 30, 2023
Land	$11,202	$11,453
Buildings and improvements	53,926	55,354
Machinery and equipment	327,790	335,912
Computer hardware and software	53,658	54,192
Furniture and fixtures	20,301	20,722
Leasehold improvements	48,834	49,394
Construction in progress	13,889	10,816
	529,600	537,843
Less: Accumulated depreciation and impairment	243,628	241,518
	$285,972	$296,325

Depreciation expense for the three months ended September 30, 2023 and 2022 was $9,826 and $8,067, respectively.

During the three months ended September 30, 2023, the Company completed the sale of a facility in the United States for total cash proceeds of $1,182, net of brokerage and other fees, resulting in a loss in the amount of $68, which is included as a component of other income, net on the Consolidated Statement of Operations. The facility was held for sale as of June 30, 2023 with a net carrying amount of $1,250.

6.    LEASES
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
The components of lease expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
Operating lease expenses	$4,578	$4,975
Finance lease expenses	37	69
Variable lease expenses	182	180
Short-term lease expenses	395	496
Total lease expenses	$5,192	$5,720

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	September 30, 2023	June 30, 2023
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$102,540	$95,894
Finance lease ROU assets, net	Property, plant and equipment, net	268	289
Total leased assets		$102,808	$96,183

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,152	$10,489
Finance	Current portion of long-term debt	84	83
Non-current
Operating	Operating lease liabilities, noncurrent portion	97,165	90,014
Finance	Long-term debt, less current portion	200	222
Total lease liabilities		$107,601	$100,808

Additional information related to leases is as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,215	$3,968
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$19	$52
ROU assets obtained in exchange for lease obligations:
Operating leases	$10,986	$7,143
Finance leases	$—	$26
Weighted average remaining lease term:
Operating leases	10.3 years	10.2 years
Finance leases	3.6 years	4.1 years
Weighted average discount rate:
Operating leases	5.1%	4.5%
Finance leases	4.5%	4.3%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2024 (remainder of year)	$11,808	$71	$11,879
2025	14,261	93	14,354
2026	13,605	68	13,673
2027	13,307	53	13,360
2028	13,390	25	13,415
Thereafter	74,979	—	74,979
Total lease payments	141,350	310	141,660
Less: Imputed interest	34,033	26	34,059
Total lease liabilities	$107,317	$284	$107,601

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2023	$697,053	$241,587	$938,640
Translation	(1,001)	(9,264)	(10,265)
Balance as of September 30, 2023	$696,052	$232,323	$928,375

There were no events or circumstances that warranted an interim impairment test for goodwill during the three months ended September 30, 2023 or 2022.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2023	June 30, 2023
Non-amortized intangible assets:
Trademarks and tradenames(1)	$246,529	$250,860
Amortized intangible assets:
Other intangibles(2)	157,764	161,874
Less: Accumulated amortization	(113,426)	(114,629)
Net amortized intangible assets	44,338	47,245
Net other intangible assets	$290,867	$298,105

(1) The gross carrying value of trademarks and tradenames is reflected net of $223,981 of accumulated impairment charges as of September 30, 2023 and June 30, 2023.
(2) The reduction in carrying value of other intangible assets as of June 30, 2023 reflected a non-cash impairment charge of $45,798 recognized in the fiscal year ended June 30, 2023.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2023 or 2022.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,
	2023	2022
Amortization of acquired intangibles	$1,955	$2,788

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2024 (remainder of year)	2025	2026	2027	2028
Estimated amortization expense	$4,454	$5,505	$5,082	$5,010	$3,870

The weighted average remaining amortization period of amortized intangible assets is 10.9 years.

8.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2023	June 30, 2023
Revolving credit facility	$530,000	$541,000
Term loans	286,875	288,750
Less: Unamortized issuance costs	(2,190)	(1,307)
Other borrowings(1)	284	305
	814,969	828,748
Short-term borrowings and current portion of long-term debt(2)	7,568	7,567
Long-term debt, less current portion	$807,401	$821,181

(1) Includes $284 (June 30, 2023: $305) of finance lease obligations as discussed in Note 6, Leases.
(2) Includes $84 (June 30, 2023: $83) of short-term finance lease obligations as discussed in Note 6, Leases.

Amended and Restated Credit Agreement

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by a First Amendment dated December 16, 2022, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100 million in the aggregate, consisting of (1) $300 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440 million U.S. revolving credit facility and $360 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding hedge impact, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2023 was 7.86%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

As of September 30, 2023, there were $530,000 of loans under the Revolver, $286,875 of Term Loans, and $4,468 of letters of credit outstanding under the Credit Agreement. As of September 30, 2023, $265,532 was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2023, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the First Amendment to its Credit Agreement during the second quarter of fiscal year 2023, the Company incurred debt issuance costs of approximately $1,987, of which $1,916 was deferred. Of the total deferred costs, $1,396 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the Consolidated Balance Sheets, and $520 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement.

In connection with the Second Amendment to its Credit Agreement, the Company incurred debt issuance costs of approximately $3,854, of which $3,813 was deferred. Of the total deferred costs, $2,802 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the Consolidated Balance Sheets, and $1,011 are being recorded as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement utilizing the effective interest rate method.

Interest paid during the three months ended September 30, 2023 and September 30, 2022 was $11,432 and $6,688, respectively.

9.    INCOME TAXES

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

The effective income tax rate was a benefit of 35.3% and an expense of 26.5% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rate for the three months ended September 30, 2023 increased due to tax expense related to stock-based compensation, global intangible low-taxed income (“GILTI”), and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

10.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains on Cash Flow Hedging Instruments, Net	Deferred Gains on Fair Value Hedging Instruments, Net	Deferred Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2022	$(168,225)	$519	$500	$2,724	$(164,482)
Other comprehensive (loss) income before reclassifications	(67,149)	11,360	1,145	4,666	(49,978)
Amounts reclassified into income	—	(767)	(1,348)	(369)	(2,484)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2022(1)	(67,149)	10,593	(203)	4,297	(52,462)
Balance at September 30, 2022	$(235,374)	$11,112	$297	$7,021	$(216,944)

Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	$(170,961)	$13,342	$398	$1,598	$(155,623)

(1)See Note 14, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the Consolidated Statements of Operations during the three months ended September 30, 2023 and 2022.

11.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

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

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2023	2022
Selling, general and administrative expense	$3,742	$3,994
Related income tax benefit	$456	$402

Restricted Stock

Awards of restricted stock are either restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units (“PSUs”). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the three months ended September 30, 2023 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2023	1,288	$26.37
Granted	—	$—
Vested	(239)	$23.08
Forfeited	(23)	$29.74
Non-vested RSAs, RSUs and PSUs outstanding at September 30, 2023	1,026	$26.17

Vested shares during the three months ended September 30, 2023 include a total of 15 shares related to certain performance-based metrics being met and a total of 224 shares related to service-based RSUs. There were 86 shares surrendered for payment of employee payroll taxes due on shares issued under stock-based compensation plans at an average price of $10.17 per share. There are market-based PSU awards outstanding under both the 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At September 30, 2023, 311 of such shares were outstanding under the 2023 – 2025 LTIP while 61 shares were outstanding under the 2022 – 2024 LTIP. The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Three Months Ended September 30,
	2023	2022
Fair value of RSAs, RSUs and PSUs granted	$—	$19,839
Fair value of shares vested	$2,422	$576
Tax benefit recognized from restricted shares vesting	$281	$78

At September 30, 2023, there was $13,677 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 1.66 years.

2023-2025 LTIP

At September 30, 2023, there are 311 such shares outstanding under the LTI Program. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2023 TSR Performance Period”). Vesting of 208 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2023 TSR Performance Period (the “2023 Relative TSR PSUs”). Vesting of 103 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2023 TSR Performance Period (the “2023 Absolute TSR PSUs”). Total shares eligible to vest for both the 2023 Relative TSR PSUs and 2023 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows for grants prior to January 1, 2023:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows for grants on or subsequent to January 1, 2023:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$13.84	$19.54
Risk-free interest rate	4.28%	4.28%
Expected dividend yield	—	—
Expected volatility	40.70%	28.20%
Expected term	3.00 years	3.00 years

12.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop't Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At September 30, 2023 and June 30, 2023, the carrying value of the Company’s investment in Founders Table was $7,654 and $8,032, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of its investment was $4,644 and $4,766 as of September 30, 2023 and June 30, 2023, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$20,236	$—	$20,236	$—
Liabilities:
Derivative financial instruments	$901	—	$901	—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$16,988	$—	$16,988	$—
Liabilities:
Derivative financial instruments	$3,160	$—	$3,160	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2023 or 2022.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of September 30, 2023 and June 30, 2023 were classified as Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets at fair value on a nonrecurring basis including goodwill, intangible assets, property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying values to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, the Company would recognize an impairment expense equal to the amount by which the carrying value of the reporting unit, impaired asset or asset group exceeds its estimated fair value. For indefinite-lived intangible assets, the relief from royalty approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with the Company's goodwill balances and its indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. The Company bases its fair value estimates on assumptions its management believes to be reasonable, but which are unpredictable and inherently uncertain.

14.    DERIVATIVES AND HEDGING ACTIVITIES

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

Certain of the Company’s foreign operations expose the Company to fluctuations of foreign exchange rates. These fluctuations may impact the value of the Company’s cash receipts and payments in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value or fix the amount of certain assets and liabilities in terms of its functional currency, the U.S. Dollar.Accordingly, the Company uses derivative financial instruments to manage and mitigate such risks. The Company does not use derivatives for speculative or trading purposes.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2023 and 2022, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining nine months of fiscal 2024, the Company estimates that an additional $6,967 will be reclassified as a decrease to interest expense.

As of September 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2024, the Company estimates that no amount relating to the cross-currency swaps will be reclassified to interest expense. As of September 30, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risk.

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	4	£3,467	€4,000

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

As of September 30, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining nine months of fiscal 2024, the Company estimates that an additional $359 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of September 30, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021
As of September 30, 2023 and June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023
Intercompany loan receivable	$26,115	$26,945	$830	$924

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$8,964	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	8,855	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,376	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	901
Foreign currency forward contracts	Prepaid expenses and other current assets	41	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$20,236		$901

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$8,649	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,974	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,365	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,160
Total derivatives designated as hedging instruments		$16,988		$3,160

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL for the three months ended September 30, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Interest rate swaps	$5,478	$15,262	Interest and other financing expense, net	$2,281	$1,146
Cross-currency swaps	—	—	Interest and other financing expense, net / Other (income) expense, net	—	(115)
Foreign currency forward contracts	41	—	Cost of sales	—	—
	$5,519	$15,262		$2,281	$1,031

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended of September 30, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Cost of sales	Interest and other financing expense, net	Cost of sales	Interest and other financing expense, net
The effects of cash flow hedging:
Gain (Loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$—	$2,281	$—	$1,146
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$—	$—	$(115)

The following table presents the pre-tax effect of fair value hedge accounting on AOCL for the three months ended September 30, 2023 and 2022:

Derivatives in Fair value Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Cross-currency swaps	$572	$1,539	Interest and other financing expense, net	$123	$123
	$572	$1,539		$123	$123

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations as of September 30, 2023 and 2022:

	Location and Amount of Gain Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of gain reclassified from AOCL into income	$—	$953	$—	$—	$123	$1,688

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain (Loss) Recognized in Income (Expense) on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income (Expense) on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Cross-currency swaps	$2,316	$6,268	Interest and other financing expense, net	$495	$(495)

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a cross-default provision upon certain defaults by the Company on any of its indebtedness.

15.    TRANSFORMATION PROGRAM

During the first quarter of fiscal year 2024, we initiated a multi-year growth and transformation program (the “Hain Reimagined Program”). The program is intended to optimize the Company’s portfolio, improve underlying profitability and increase its flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The savings initiatives are expected to impact the Company’s reportable segments and Corporate and Other.

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year and comprised of: contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the three months ended September 30, 2023, expenses associated with the Company’s restructuring program in the amount of $6,403 and $3,320, respectively, were recorded in Productivity and transformation costs and Cost of sales on the Consolidated Statements of Operations and impacted reportable segments and Corporate and Other as follows:

Three Months Ended September 30, 2023
Corporate and Other	$5,770
North America	3,358
International	595
$9,723

The Company expects to pay the remaining accrued restructuring costs during the next 12 months. The following table displays the activities and liability balances relating to the restructuring program for the period ended as of September 30, 2023:

	Charges	Amounts Paid	Non-cash settlements/Adjustments[2]	Balance at September 30, 2023
Employee-related costs[1]	$1,115	$(46)	—	$1,069
Contract termination costs	1,799	(1,528)	—	271
Asset write-downs[2]	1,521	—	(1,521)	—
Other transformation-related expenses[3]	5,288	(16)	—	5,272
	$9,723	$(1,590)	$(1,521)	$6,612
1Employee-related expenses include $491 severance related to executive officer succession.
2Represents non-cash asset write-downs, including accelerated depreciation and asset impairment.
3Other transformation-related expenses primarily include consultancy charges.

The liability balance as of September 30, 2023 is included within Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

16.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the “District Court”) against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The three complaints are: (1) Flora v. The Hain Celestial Group, Inc., et al. (the “Flora Complaint”); (2) Lynn v. The Hain Celestial Group, Inc., et al. (the “Lynn Complaint”); and (3) Spadola v. The Hain Celestial Group, Inc., et al. (the “Spadola Complaint” and, together with the Flora and Lynn Complaints, the “Securities Complaints”). On June 5, 2017, the District Court issued an order for consolidation, appointment of Co-Lead Plaintiffs and approval of selection of co-lead counsel. Pursuant to this order, the Securities Complaints were consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. On June 21, 2017, the Company received notice that plaintiff Spadola voluntarily dismissed his claims without prejudice to his ability to participate in the Consolidated Securities Action as an absent class member. The Co-Lead Plaintiffs in the Consolidated Securities Action filed a Consolidated Amended Complaint on August 4, 2017 and a Corrected Consolidated Amended Complaint on September 7, 2017 on behalf of a purported class consisting of all persons who purchased or otherwise acquired Hain Celestial securities between November 5, 2013 and February 10, 2017 (the “Amended Complaint”). The

Amended Complaint named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls. Defendants filed a motion to dismiss the Amended Complaint on October 3, 2017 which the District Court granted on March 29, 2019, dismissing the case in its entirety, without prejudice to replead. Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Amended Complaint, including materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results, and internal controls. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. On April 6, 2022, the District Court issued an order directing the parties to submit position papers outlining their views regarding: (a) the scope of the Court's reconsideration of Defendants’ Motion to Dismiss the Second Amended Complaint; and (b) the appropriate procedure the Court should follow in light of the Second Circuit's opinion. On April 14, 2022, the District Court entered an order setting the schedule for, and determining the scope of, supplemental briefing on Defendants’ Motion to Dismiss the Second Amended Complaint. The parties submitted supplemental briefing between May 12, 2022 and June 23, 2022. In June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. Plaintiffs filed Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on December 7, 2022, and Defendants filed their Opposition to Plaintiffs’ Objections to Magistrate Judge’s November 4, 2022 Report and Recommendation on January 9, 2023. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Plaintiffs filed notice of appeal on October 26, 2023.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On August 10, 2020, the District Court vacated the briefing schedule on Defendants’ pending motion to dismiss in order to give the Board of Directors time to consider the demand. On each of September 8 and October 8, 2020, the District Court extended its stay of any applicable deadlines for 30 days to give the Board of Directors additional time to complete its evaluation of the demand. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. On November 6, 2020, Plaintiffs and Defendants notified the District Court that Plaintiffs were evaluating the rejection of the demand, sought certain additional information and were assessing next steps, and requested that the District Court extend the stay for an additional 30 days, to on or around December 7, 2020. The Parties then filed a number of additional joint status reports, requesting that the District Court continue the stay of applicable deadlines through December 30, 2021. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. On November 3, 2023, the Parties filed a joint request to continue the temporary stay of the Derivative Action pending resolution of the Securities Class Action appeal and await a response from the Court.

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

•In the matter Palmquist v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the United States District Court for the Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company's favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs filed their appellate brief on July 12, 2023. The Company filed its appellate brief on September 26, 2023. It is expected that the matter will be fully briefed this fall. No argument date has been set.

•In NC v. The Hain Celestial Group, et al., pending in the Superior Court for the State of California, County of Los Angeles, as a result of successful defense pretrial motions, including the Company's motion for summary judgment, the Company expects that the case will be dismissed and judgment will soon be entered in the Company's favor.

•In Watkins v. Plum, PBC, et al., currently pending in the United States District Court for the Eastern District of Louisiana, the Court has set the case for trial beginning on August 12, 2024. The parties are currently engaging in discovery.

•On January 9, 2023, Plaintiffs in P.A. v. Hain Celestial Group, Inc., et al. filed their First Amended Complaint in the Circuit Court of the First Circuit, State of Hawai’i. On March 8, 2023, the Company filed its Answer to Plaintiff’s First Amended Complaint. The case is set for trial starting on January 23, 2025.

•On February 3, 2023, Plaintiff in Pourdanesh v. Hain Celestial Group, Inc. et al. filed his Complaint in the Superior Court for the State of California, County of Los Angeles. Plaintiff filed an Amended Complaint on June 16, 2023. Defendants filed a Demurrer to the Amended Complaint on July 17, 2023, which was denied on October 5, 2023. The parties have begun to engage in discovery.

•On July 25, 2023, Plaintiffs in DMP v. Beech-Nut Nutrition Company, Inc. et al., currently pending in the United States District Court for the District of Nevada, filed a Motion for Leave to Amend the Complaint. On October 24, 2023, the Court granted Plaintiffs’ Motion and Hain was added as a defendant to the case.

In September 2023, the two Nevada state court cases previously pending in Clark County District Court, Benitez v. Beech-Nut Nutrition Company, Inc., et al. and Buenaventura v. Beech-Nut Nutrition Company, Inc., were both voluntarily dismissed.

The Company denies that its Products led to any of the alleged injuries and will defend these cases vigorously. That said, additional lawsuits may be filed against the Company in the future, asserting similar or different legal theories and seeking similar or different types of damages and relief. Such lawsuits may be resolved in a manner adverse to us, and we may incur substantial costs or damages not covered by insurance, which could have a material adverse effect on our financial condition and business.

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

17.    SEGMENT INFORMATION

The Company’s organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The Company uses segment net sales and segment Adjusted EBITDA in order to analyze segment results and trends.

Segment Adjusted EBITDA excludes: (benefit) provision for income taxes, net interest expense, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, loss (gain) on sale of assets, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2023	2022
Net Sales:
North America	$260,054	$288,396
International	164,975	150,955
	$425,029	$439,351

Adjusted EBITDA:
North America	$18,727	$30,781
International	17,438	14,947
Total Reportable Segments Adjusted EBITDA	36,165	45,728
Corporate and Other	(12,075)	(9,699)
	24,090	36,029
Impairment charges
Long-lived asset impairment	(694)	—
Acquisitions, divestitures and other
Transaction and integration costs, net	(118)	(1,367)
(Loss) gain on sale of assets	(62)	40
Restructuring activities
Plant closure related costs, net	(1,841)	2
Productivity and transformation costs	(6,403)	(773)
Litigation and related costs	(1,524)	(2,463)
Depreciation and amortization	(12,305)	(11,970)
Equity in net loss of equity-method investees	(498)	(382)
Interest expense, net	(12,623)	(7,279)
Benefit (provision) for income taxes	5,379	(2,631)
Stock-based compensation, net	(3,742)	(3,994)
Unrealized currency (losses) gains	(35)	1,711
Net (loss) income	$(10,376)	$6,923

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended September 30,
	2023	2022
United States	$230,659	$259,508
United Kingdom	121,051	109,160
Europe	43,924	41,795
All Other	29,395	28,888
	$425,029	$439,351

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2023.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2023 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth and transformation program (the “Hain Reimagined Program”) to drive shareholder returns. The savings initiatives are expected to impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. Hain Reimagined is grounded on four strategic pillars:

•Focus
▪Concentrate our portfolio in five consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, Meal Preparation, and Personal Care.
▪Simplify our footprint, maintaining direct presence in five key markets – United States, Canada, UK, Ireland, and Europe – and align our global operating model and footprint, leveraging scale and realizing synergies across the business.
•Grow
▪Deliver share gain in key platforms where we have the most compelling right to win, through expanded channel reach and acceleration in its innovation pipeline.
•Build
▪Enhance critical capabilities in brand building and effectiveness of marketing spend; expand reach across under-penetrated margin-accretive channels such as away-from-home and omni-channel e-commerce; and enhance our innovation capability to be more leading edge in BFY.
•Fuel
▪Drive revenue growth management, working capital management and operational efficiency to fund growth and enhance margins.

Cumulative pretax charges are expected to be $115 million - $125 million inclusive of potential inventory reductions of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. Annualized pretax savings are expected to be $130 million - $150 million.

Global Economic Environment

The duration and intensity of inflation fluctuations, the possibility of an impending recession, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict and the recent Gaza Strip conflict, may lead to increased supply chain expenses, higher inflation, and other business impacts. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2023 and 2022 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2023		September 30, 2022		Dollars	Percentage
Net sales	$425,029	100.0%	$439,351	100.0%	$(14,322)	(3.3)%
Cost of sales	341,086	80.3%	345,016	78.5%	(3,930)	(1.1)%
Gross profit	83,943	19.7%	94,335	21.5%	(10,392)	(11.0)%
Selling, general and administrative expenses	77,169	18.2%	74,951	17.1%	2,218	3.0%
Productivity and transformation costs	6,403	1.5%	773	0.2%	5,630	728.3%
Amortization of acquired intangible assets	1,955	0.5%	2,788	0.6%	(833)	(29.9)%
Long-lived asset impairment	694	0.2%	—	—%	694	100.0%
Operating (loss) income	(2,278)	(0.5)%	15,823	3.6%	(18,101)	*
Interest and other financing expense, net	13,244	3.1%	7,677	1.7%	5,567	72.5%
Other income, net	(265)	(0.1)%	(1,790)	(0.4)%	1,525	(85.2)%
(Loss) income from operations before income taxes and equity in net loss (income) of equity-method investees	(15,257)	(3.6)%	9,936	2.3%	(25,193)	*
(Benefit) provision for income taxes	(5,379)	(1.3)%	2,631	0.6%	(8,010)	*
Equity in net loss of equity-method investees	498	0.1%	382	0.1%	116	30.4%
Net (loss) income	$(10,376)	(2.4)%	$6,923	1.6%	$(17,299)	*

Adjusted EBITDA	$24,090	5.7%	$36,029	8.2%	$(11,939)	(33.1)%
Diluted net (loss) income per common share	$(0.12)		$0.08		$(0.20)	*
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended September 30, 2023 were $425.0 million, a decrease of $14.3 million, or 3.3%, as compared to $439.4 million in the three months ended September 30, 2022. Net sales, adjusted for the impact of divestitures and discontinued brands, decreased approximately $12.6 million, or 2.9%, from the prior year quarter due to a decline in the North America reportable segment, partially offset by growth in the International reportable segment. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $83.9 million, a decrease of $10.4 million, or 11.0%, as compared to the prior year quarter. Additionally, gross profit margin of 19.7% was lower when compared with 21.5% in the prior year quarter.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume as well as by inflation, partially offset by pricing and productivity. The International reportable segment had an increase in gross profit mainly driven by higher net sales due to pricing, partially offset by inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $77.2 million for the three months ended September 30, 2023, an increase of $2.2 million, or 3.0%, from $75.0 million for the prior year quarter. The increase was due to higher selling expenses and employee-related expenses.

Productivity and Transformation Costs

Productivity and transformation costs were $6.4 million for the three months ended September 30, 2023, an increase of $5.6 million from $0.8 million in the prior year quarter. The increase was primarily due to restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.0 million for the three months ended September 30, 2023, a decrease of $0.8 million from $2.8 million in the prior year quarter, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Long-Lived Asset Impairment

During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge of $0.7 million related to certain equipment in North America.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2023 was $2.3 million compared to operating income of $15.8 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $13.2 million for the three months ended September 30, 2023, an increase of $5.6 million, or 72.5%, from $7.7 million in the prior year quarter. The increase resulted primarily due to higher borrowing rates, partially offset by lower outstanding debt balance compared to the prior year quarter. See Note 8, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $0.3 million for the three months ended September 30, 2023, compared to $1.8 million in the prior year quarter. The decrease was primarily attributable to lower unrealized foreign currency gains.

(Loss) Income from Operations Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss from operations before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2023 was $15.3 million compared to income of $9.9 million in the prior year quarter. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $5.4 million for the three months ended September 30, 2023 compared to expense of $2.6 million in the prior year quarter.

The effective income tax rate was a benefit of 35.3% and an expense of 26.5% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rate for the three months ended September 30, 2023 increased due to tax expense related to stock-based compensation, global intangible low-taxed income (“GILTI”), and limitations on the deductibility of executive compensation. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.
Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended September 30, 2023 was a loss of $0.5 million compared to $0.4 million in the prior year quarter. See Note 12, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the three months ended September 30, 2023 was $10.4 million, or $0.12 per diluted share, compared to net income of $6.9 million, or $0.08 per diluted share, in the prior year quarter. The decrease was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $24.1 million and $36.0 million for the three months ended September 30, 2023 and 2022, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

Our organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The Company uses segment net sales and segment Adjusted EBITDA in order to analyze segment results and trends.

Segment Adjusted EBITDA excludes: net interest expense, (benefit) provision for income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with divestitures and other transactions, loss (gain) on sale of assets, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. We do not allocate amounts below operating (loss) income to our reportable segments.

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended September 30, 2023 and 2022:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/23	$260,054	$164,975	$—	$425,029
Three months ended 9/30/22	288,396	150,955	—	439,351
$ change	$(28,342)	$14,020	n/a	$(14,322)
% change	(9.8)%	9.3%	n/a	(3.3)%

Adjusted EBITDA
Three months ended 9/30/23	$18,727	$17,438	$(12,075)	$24,090
Three months ended 9/30/22	30,781	14,947	(9,699)	36,029
$ change	$(12,054)	$2,491	$(2,376)	$(11,939)
% change	(39.2)%	16.7%	24.5%	(33.1)%

Adjusted EBITDA margin
Three months ended 9/30/23	7.2%	10.6%	n/a	5.7%
Three months ended 9/30/22	10.7%	9.9%	n/a	8.2%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2023 were $260.1 million, a decrease of $28.3 million, or 9.8%, from net sales of $288.4 million in the prior year quarter. The decrease in net sales was primarily due to lower sales in baby/kids category on account of continued industry-wide challenges in organic formula supply, as well as by a decline in personal care primarily reflecting the timing shift of a sun care program and a decline in snacks associated with the optimization of promotional activity for Terra®.

Adjusted EBITDA for the three months ended September 30, 2023 was $18.7 million, a decrease of $12.1 million, or 39.2%, from Adjusted EBITDA of $30.8 million in the prior year quarter. The decrease was primarily driven by reduced gross profit reflecting inflation as well as by lower sales discussed above and an increase in certain inventory obsolescence reserves. Adjusted EBITDA margin was 7.2%, a 350-basis point decrease from the prior year period.

International

Net sales in the International reportable segment for the three months ended September 30, 2023 were $165.0 million, an increase of $14.0 million, or 9.3%, from net sales of $151.0 million in the prior year quarter. The increase in net sales was mainly driven by growth in meal preparation and beverages categories.

Adjusted EBITDA for the three months ended September 30, 2023 was $17.4 million, an increase of $2.5 million, or 16.7%, from Adjusted EBITDA of $14.9 million in the prior year quarter. The increase was primarily driven by an increase in gross profit reflecting higher pricing, partially offset by the above-noted increase in selling, general and administrative expenses. Adjusted EBITDA margin was 10.6%, a 70-basis point increase from the prior year period.

Corporate and Other

The increase in Corporate and Other expenses primarily reflected an increase in consulting charges.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures for the foreseeable future. See Note 8, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 6, Leases.

Amended and Restated Credit Agreement

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by a First Amendment dated December 16, 2022, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100 million in the aggregate, consisting of (1) $300 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440 million U.S. revolving credit facility and $360 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. The weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2023 was 7.86%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

As of September 30, 2023, there were $530,000 of loans under the Revolver, $286,875 of Term Loans, and $4,468 of letters of credit outstanding under the Credit Agreement. As of September 30, 2023, $265,532 was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2023, the Company was in compliance with all associated covenants.

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 6, Leases, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Our cash and cash equivalents balance decreased $15.1 million at September 30, 2023 to $38.3 million as compared to $53.4 million at June 30, 2023. Our working capital was $319.2 million at September 30, 2023, a decrease of $39.8 million from $358.9 million at the end of fiscal 2023. Additionally, our total debt decreased by $13.8 million at September 30, 2023 to $815.0 million as compared to $828.7 million at June 30, 2023 as a result of $12.9 million of net repayments carried out during the period.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, the Middle East and India. As of September 30, 2023, substantially all cash was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(amounts in thousands)	2023	2022	Dollars
Cash flows provided by (used in):
Operating activities	$14,030	$(5,116)	$19,146
Investing activities	(5,649)	(6,928)	1,279
Financing activities	(17,584)	9,824	(27,408)
Decrease in cash and cash equivalents	(9,203)	(2,220)	(6,983)
Effect of exchange rate changes on cash and cash equivalents	(5,881)	(11,498)	5,617
Net decrease in cash and cash equivalents	$(15,084)	$(13,718)	$(1,366)

Cash provided by operating activities was $14.0 million for the three months ended September 30, 2023, an increase of $19.1 million from cash used in operating activities of $5.1 million in the prior year period. This increase versus the prior year period resulted primarily from higher cash generation of $44.3 million from our working capital accounts which was mainly due to our accounts payable optimization initiatives, focused inventory management, and an improvement in accounts receivable recovery, partially offset by reduction of $25.2 million in net income adjusted for non-cash charges in the current period.

Cash used in investing activities was $5.6 million for the three months ended September 30, 2023, a decrease of $1.3 million from $6.9 million in the prior year period primarily due to lower capital expenditures in the current period due to phasing of capital projects. During the three months ended September 30, 2023, $6.9 million of capital expenditures were incurred primarily related to operational improvements in the United States and the United Kingdom segments. We expect capital expenditures to be approximately $50.0 million for fiscal year 2024.

Cash used in financing activities was $17.6 million for the three months ended September 30, 2023, a decrease of $27.4 million compared to $9.8 million of cash provided by financing activities in the prior year period. The increase in cash used in financing activities was primarily due to higher net debt repayment during the three months ended September 30, 2023.

Free Cash Flow

Our free cash flow was $7.1 million for the three months ended September 30, 2023, an increase of $19.5 million from negative free cash flow of $12.3 million in the three months ended September 30, 2022. This increase versus the prior year period resulted primarily from an increase in cash flows from operations of $19.1 million driven by the reasons explained above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2023, the Company repurchased no shares under the repurchase program. As of September 30, 2023, the Company had $173.5 million of remaining authorization under the share repurchase program.

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
Net Sales - Adjusted for the Impact of Divestitures and Discontinued Brands
We also exclude the impact of divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company's management believes that excluding the impact of divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

To present net sales adjusted for the impact of divestitures and discontinued brands, the net sales of a divested business or discontinued brand are excluded from all periods. A reconciliation between reported net sales and net sales adjusted for the impact of divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2023	$260,054	$164,975	$425,029
Divestitures and discontinued brands	8	—	8
Net sales adjusted for divestitures and discontinued brands - Three months ended September 30, 2023	$260,062	$164,975	$425,037

Net sales - Three months ended September 30, 2022	$288,396	$150,955	$439,351
Divestitures and discontinued brands	(1,762)	—	(1,762)
Net sales adjusted for divestitures and discontinued brands - Three months ended September 30, 2022	$286,634	$150,955	$437,589

Net sales (decline) growth	(9.8)%	9.3%	(3.3)%
Impact of divestitures and discontinued brands	0.5%	—%	0.4%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(9.3)%	9.3%	(2.9)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net (loss) income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

A reconciliation of net (loss) income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2023	2022
Net (loss) income	$(10,376)	$6,923

Depreciation and amortization	12,305	11,970
Equity in net loss of equity-method investees	498	382
Interest expense, net	12,623	7,279
(Benefit) provision for income taxes	(5,379)	2,631
Stock-based compensation, net	3,742	3,994
Unrealized currency losses (gains)	35	(1,711)
Litigation and related costs
Litigation expenses(a)	1,524	2,463
Restructuring activities
Plant closure related costs, net	1,841	(2)
Productivity and transformation costs	6,403	773
Acquisitions, divestitures and other
Transaction and integration costs, net	118	1,367
Loss (gain) on sale of assets	62	(40)
Impairment charges
Long-lived asset impairment	694	—
Adjusted EBITDA	$24,090	$36,029
(a) Expenses and items relating to securities class action and baby food litigation.
Free Cash Flow
In our internal evaluations, we use the non-GAAP financial measure “Free Cash Flow.” The difference between Free Cash Flow and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Free Cash Flow reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash flows provided by or used in operating activities. We view Free Cash Flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Free Cash Flow in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. A reconciliation from cash flows provided by (used in) operating activities to Free Cash Flow is as follows:

	Three Months Ended September 30,
(amounts in thousands)	2023	2022
Net cash provided by (used in) operating activities	$14,030	$(5,116)
Purchases of property, plant and equipment	(6,906)	(7,215)
Free cash flow	$7,124	$(12,331)

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, from which there have been no material changes.

Recent Accounting Pronouncements

There were no recently adopted accounting pronouncements or recently issued accounting pronouncements not yet effective that we believe will have a significant impact on our consolidated financial statements.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 during the three months ended September 30, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of September 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 16, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the discussion of the material factors that make an investment in the Company speculative or risky contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 24, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended September 30, 2023, there were 86,036 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $10.17 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5.        Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1
Second Amendment, dated August 22, 2023, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.2	Offer Letter, dated August 23, 2023, between the Company and Lee A. Boyce.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 7, 2023	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2023	/s/ Lee A. Boyce
Lee A. Boyce, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2023	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)