Form 10-Q
period 2023-12-31
HAIN CELESTIAL GROUP INC
filed 2024-02-07
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2023
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File No. 0-22818
___________________________________________
THE HAIN CELESTIAL GROUP, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	22-3240619
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

221 River Street, Hoboken, NJ	07030
(Address of principal executive offices)	(Zip Code)
(516) 587-5000
(Registrant’s telephone number, including area code)
N/A
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
Yes  ☐    No  ☒

As of February 1, 2024, there were 89,832,428 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives (including statements related to Hain Reimagined and our related investments in our business); our business strategy; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 2023 AND JUNE 30, 2023
(In thousands, except par values)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$53,672	$53,364
Accounts receivable, less allowance for doubtful accounts of $2,607 and $2,750, respectively	192,538	160,948
Inventories	295,276	310,341
Prepaid expenses and other current assets	57,954	66,378
Total current assets	599,440	591,031
Property, plant and equipment, net	273,451	296,325
Goodwill	939,561	938,640
Trademarks and other intangible assets, net	295,011	298,105
Investments and joint ventures	11,411	12,798
Operating lease right-of-use assets, net	91,388	95,894
Other assets	23,372	25,846
Total assets	$2,233,634	$2,258,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,054	$134,780
Accrued expenses and other current liabilities	90,857	88,520
Current portion of long-term debt	7,569	7,567
Total current liabilities	267,480	230,867
Long-term debt, less current portion	801,675	821,181
Deferred income taxes	52,900	72,086
Operating lease liabilities, noncurrent portion	86,022	90,014
Other noncurrent liabilities	29,736	26,584
Total liabilities	1,237,813	1,240,732
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,818 and 111,339 shares, respectively; outstanding: 89,812 and 89,475 shares, respectively	1,118	1,113
Additional paid-in capital	1,224,667	1,217,549
Retained earnings	628,650	652,561
Accumulated other comprehensive loss	(130,025)	(126,216)
	1,724,410	1,745,007
Less: Treasury stock, at cost, 22,006 and 21,864 shares, respectively	(728,589)	(727,100)
Total stockholders’ equity	995,821	1,017,907
Total liabilities and stockholders’ equity	$2,233,634	$2,258,639
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	$454,100	$454,208	$879,129	$893,559
Cost of sales	351,885	350,351	692,971	695,367
Gross profit	102,215	103,857	186,158	198,192
Selling, general and administrative expenses	73,952	72,357	151,121	147,308
Long-lived asset impairment	20,666	340	21,360	340
Productivity and transformation costs	6,869	986	13,272	1,759
Amortization of acquired intangible assets	1,509	2,785	3,464	5,573
Operating (loss) income	(781)	27,389	(3,059)	43,212
Interest and other financing expense, net	16,138	10,812	29,382	18,489
Other income, net	(42)	(1,062)	(307)	(2,852)
(Loss) income before income taxes and equity in net loss of equity-method investees	(16,877)	17,639	(32,134)	27,575
(Benefit) provision for income taxes	(4,249)	6,357	(9,628)	8,988
Equity in net loss of equity-method investees	907	316	1,405	698
Net (loss) income	$(13,535)	$10,966	$(23,911)	$17,889

Net (loss) income per common share:
Basic	$(0.15)	$0.12	$(0.27)	$0.20
Diluted	$(0.15)	$0.12	$(0.27)	$0.20

Shares used in the calculation of net (loss) income per common share:
Basic	89,811	89,380	89,661	89,343
Diluted	89,811	89,578	89,661	89,535

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(In thousands)

	Three Months Ended
	December 31, 2023			December 31, 2022
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net (loss) income			$(13,535)			$10,966
Other comprehensive income:
Foreign currency translation adjustments before reclassifications	$36,536	$—	$36,536	$59,674	$—	$59,674
Change in deferred losses on cash flow hedging instruments	(10,108)	2,501	(7,607)	(2,475)	610	(1,865)
Change in deferred gains on fair value hedging instruments	47	(11)	36	691	(170)	521
Change in deferred losses on net investment hedging instruments	(4,474)	1,107	(3,367)	(6,285)	1,553	(4,732)
Total other comprehensive income	$22,001	$3,597	$25,598	$51,605	$1,993	$53,598

Total comprehensive income			$12,063			$64,564

	Six Months Ended
	December 31, 2023			December 31, 2022
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net (loss) income			$(23,911)			$17,889
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$3,603	$—	$3,603	$(7,476)	$—	$(7,476)
Change in deferred (losses) gains on cash flow hedging instruments	(6,871)	1,708	(5,163)	11,755	(3,028)	8,727
Change in deferred (losses) gains on fair value hedging instruments	(334)	83	(251)	418	(100)	318
Change in deferred losses on net investment hedging instruments	(2,653)	655	(1,998)	(511)	78	(433)
Total other comprehensive (loss) income	$(6,255)	$2,446	$(3,809)	$4,186	$(3,050)	$1,136

Total comprehensive (loss) income			$(27,720)			$19,025

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907
Net loss				(10,376)				(10,376)
Other comprehensive loss							(29,407)	(29,407)
Issuance of common stock pursuant to stock-based compensation plans	239	3						3
Employee shares withheld for taxes					86	(875)		(875)
Stock-based compensation expense			3,742					3,742
Balance at September 30, 2023	111,578	$1,116	$1,221,291	$642,185	21,950	$(727,975)	$(155,623)	$980,994
Net loss				(13,535)				(13,535)
Other comprehensive income							25,598	25,598
Issuance of common stock pursuant to stock-based compensation plans	240	2						2
Employee shares withheld for taxes					56	(614)		(614)
Stock-based compensation expense			3,376					3,376
Balance at December 31, 2023	111,818	$1,118	$1,224,667	$628,650	22,006	$(728,589)	$(130,025)	$995,821

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022
(In thousands)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(23,911)	$17,889
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,502	24,125
Deferred income taxes	(16,791)	(1,983)
Equity in net loss of equity-method investees	1,405	698
Stock-based compensation, net	7,118	7,429
Long-lived asset impairment	21,360	340
Loss (gain) on sale of assets	62	(3,395)
Other non-cash items, net	965	(2,505)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(30,647)	(6,536)
Inventories	15,166	(18,629)
Other current assets	4,882	(331)
Other assets and liabilities	(2,576)	4,178
Accounts payable and accrued expenses	34,150	(23,932)
Net cash provided by (used in) operating activities	34,685	(2,652)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,735)	(14,055)
Investments and joint ventures, net	—	433
Proceeds from sale of assets	1,332	7,608
Net cash used in investing activities	(11,403)	(6,014)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	122,000	185,000
Repayments under bank revolving credit facility	(137,000)	(191,000)
Repayments under term loan	(3,750)	(3,750)
Payments of other debt, net	(3,854)	(159)
Employee shares withheld for taxes	(1,489)	(983)
Net cash used in financing activities	(24,093)	(10,892)
Effect of exchange rate changes on cash	1,119	(2,517)
Net increase (decrease) in cash and cash equivalents	308	(22,075)
Cash and cash equivalents at beginning of period	53,364	65,512
Cash and cash equivalents at end of period	$53,672	$43,437

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

2.    BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net (loss) income includes the Company’s equity in the current losses or earnings of such companies.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2023 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2023 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $159,760 and $189,794 during the six months ended December 31, 2023 and 2022, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the Consolidated Statements of Cash Flows.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction, pretax income (loss) from continuing operations, and income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2024 and for interim periods within fiscal years beginning after December 15, 2025. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3.    (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share on the Consolidated Statements of Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(13,535)	$10,966	$(23,911)	$17,889

Denominator:
Basic weighted average shares outstanding	89,811	89,380	89,661	89,343
Effect of dilutive stock options, unvested restricted stock and unvested restricted share units	—	198	—	192
Diluted weighted average shares outstanding	89,811	89,578	89,661	89,535
Basic net (loss) income per common share	$(0.15)	$0.12	$(0.27)	$0.20
Diluted net (loss) income per common share	$(0.15)	$0.12	$(0.27)	$0.20

Due to the incurred net loss in the three and six months ended December 31, 2023, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

There were 372 restricted stock awards excluded from the calculation of diluted net income per share for the three months ended December 31, 2022, as such awards were anti-dilutive. There were 453 stock-based awards comprised of restricted stock awards and stock options excluded from the calculation of diluted net income per share for the six months ended December 31, 2022, as such awards were anti-dilutive.

Additionally, 903 and 401 stock-based awards outstanding at December 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net (loss) income per share for the three months ended December 31, 2023 and 2022, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Furthermore, 515 and 286 stock-based awards outstanding at December 31, 2023 and 2022, respectively, were excluded from the calculation of diluted net (loss) income per share for the six months ended December 31, 2023 and 2022, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

4.     DISPOSITION

Westbrae Natural®

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand (“Westbrae”) for total cash consideration of $7,498. The sale of Westbrae is consistent with the Company’s portfolio simplification process. Westbrae operated in the United States and was part of the Company’s North America reportable segment. During the six months ended December 31, 2022, the Company deconsolidated the net assets of Westbrae, primarily consisting of $3,054 of goodwill, and recognized a pretax gain on sale of $3,359.

5.    INVENTORIES

Inventories consisted of the following:

	December 31, 2023	June 30, 2023
Finished goods	$185,160	$192,007
Raw materials, work-in-progress and packaging	110,116	118,334
	$295,276	$310,341

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2023	June 30, 2023
Land	$11,482	$11,453
Buildings and improvements	56,364	55,354
Machinery and equipment	322,597	335,912
Computer hardware and software	53,303	54,192
Furniture and fixtures	20,144	20,722
Leasehold improvements	39,785	49,394
Construction in progress	16,919	10,816
	520,594	537,843
Less: Accumulated depreciation	247,143	241,518
	$273,451	$296,325

Depreciation expense for the three months ended December 31, 2023 and 2022 was $8,352 and $8,195, respectively. Depreciation expense for the six months ended December 31, 2023 and 2022 was $18,178 and $16,262, respectively.

As a result of a decline in actual and projected performance and cash flows related to an asset group primarily comprised of certain production assets in the North America reportable segment, the Company determined that an interim impairment test of the asset group was required to be performed. The fair value was determined using a discounted cash flow analysis. During the three and six months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20,666 to reduce the carrying value of such long-lived assets to their estimated fair value. Impairment charges were recorded within long-lived asset impairment on the Consolidated Statement of Operations.

During the six months ended December 31, 2022, the Company recognized a non-cash impairment charge of $340 relating to a facility in the United States that was held for sale. During the six months ended December 31, 2023, the Company completed the sale of such facility for total cash proceeds of $1,182, net of brokerage and other fees, resulting in a loss in the amount of $68, which was included as a component of other income, net on the Consolidated Statement of Operations.

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

The components of lease expenses for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Operating lease expenses	$4,796	$2,238	$9,374	$7,213
Finance lease expenses	37	71	74	140
Variable lease expenses	190	169	372	349
Short-term lease expenses	418	390	813	886
Total lease expenses	$5,441	$2,868	$10,633	$8,588

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	December 31, 2023	June 30, 2023
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$91,388	$95,894
Finance lease ROU assets, net	Property, plant and equipment, net	247	289
Total leased assets		$91,635	$96,183

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,598	$10,489
Finance	Current portion of long-term debt	85	83
Non-current
Operating	Operating lease liabilities, noncurrent portion	86,022	90,014
Finance	Long-term debt, less current portion	179	222
Total lease liabilities		$96,884	$100,808

Additional information related to leases is as follows:

	Six Months Ended
	December 31, 2023	December 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,728	$8,173
Operating cash flows from finance leases	$6	$9
Financing cash flows from finance leases	$39	$106
ROU assets obtained in exchange for lease obligations:
Operating leases(1)(2)	$2,140	$(4,764)
Finance leases	$—	$60
Weighted average remaining lease term:
Operating leases	9.3 years	10.7 years
Finance leases	3.4 years	4.1 years
Weighted average discount rate:
Operating leases	4.9%	4.7%
Finance leases	4.5%	4.6%

(1) Includes adjustment for remeasurement of an operating lease during the three months ended December 31, 2023, which resulted in a net reduction of an ROU asset and a corresponding reduction in lease liability of $9,375.

(2) Includes adjustment for modification of an operating lease during the three months ended December 31, 2022, which resulted in a reduction of an ROU asset and lease liability of $13,876 and $17,244, respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of December 31, 2023 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2024 (remainder of year)	$7,786	$47	$7,833
2025	14,486	93	14,579
2026	13,815	68	13,883
2027	13,483	53	13,536
2028	13,233	25	13,258
Thereafter	57,832	—	57,832
Total lease payments	120,635	286	120,921
Less: Imputed interest	24,015	22	24,037
Total lease liabilities	$96,620	$264	$96,884

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2023	$697,053	$241,587	$938,640
Translation	(3)	924	921
Balance as of December 31, 2023	$697,050	$242,511	$939,561

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2023	June 30, 2023
Non-amortized intangible assets:
Trademarks and tradenames(1)	$251,199	$250,860
Amortized intangible assets:
Other intangibles	162,191	161,874
Less: Accumulated amortization	(118,379)	(114,629)
Net amortized intangible assets	43,812	47,245
Net other intangible assets	$295,011	$298,105

(1) The gross carrying value of trademarks and tradenames is reflected net of $223,981 of accumulated impairment charges as of December 31, 2023 and June 30, 2023.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years.

Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Amortization of acquired intangibles	$1,509	$2,785	$3,464	$5,573

Expected amortization expense over the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2024 (remainder of year)	2025	2026	2027	2028	2029
Estimated amortization expense	$2,836	$5,477	$5,083	$4,996	$4,113	$3,615

The weighted average remaining amortization period of amortized intangible assets is 10.9 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2023	June 30, 2023
Revolving credit facility	$526,000	$541,000
Term loans	285,000	288,750
Less: Unamortized issuance costs	(2,020)	(1,307)
Other borrowings(1)	264	305
	809,244	828,748
Short-term borrowings and current portion of long-term debt(2)	7,569	7,567
Long-term debt, less current portion	$801,675	$821,181

(1) Includes $264 (June 30, 2023: $305) of finance lease obligations as discussed in Note 7, Leases.
(2) Includes $85 (June 30, 2023: $83) of short-term finance lease obligations as discussed in Note 7, Leases.

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended by a First Amendment dated December 16, 2022, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100 million in the aggregate, consisting of (1) $300 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440 million U.S. revolving credit facility and $360 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026. The Company’s obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

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

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding hedge impact, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2023 was 7.90%. During fiscal 2021, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of December 31, 2023, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 5.60%. Including hedge impact, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2023 was 6.81%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of December 31, 2023, there were $526,000 of loans under the Revolver, $285,000 of Term Loans, and $3,188 of letters of credit outstanding under the Credit Agreement. As of December 31, 2023, $270,812 was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2023, the Company was in compliance with all associated covenants.

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

In connection with the Second Amendment to its Credit Agreement during the first quarter of fiscal year 2024, the Company incurred debt issuance costs of approximately $3,854, of which $3,813 was deferred. Of the total deferred costs, $2,802 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the Consolidated Balance Sheets, and $1,011 are being recorded as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement utilizing the effective interest rate method.

Interest paid during the three and six months ended December 31, 2023 was $15,956 and $27,388, respectively. Interest paid during the three and six months ended December 31, 2022 was $9,378 and $16,066, respectively.

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

The effective income tax rate was a benefit of 25.2% and an expense of 36.0% for the three months ended December 31, 2023 and 2022, respectively. The effective income tax rate was a benefit of 30.0% and an expense of 32.6% for the six months ended December 31, 2023 and 2022, respectively. The effective income tax rate for the six months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income, and limitations on the deductibility of executive compensation. The effective income tax rate for the six months ended December 31, 2022 was impacted by the gain on the sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains on Cash Flow Hedging Instruments, Net	Deferred Gains on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2022	$(168,225)	$519	$500	$2,724	$(164,482)
Other comprehensive (loss) income before reclassifications	(67,149)	11,360	1,145	4,666	(49,978)
Amounts reclassified into income	—	(767)	(1,348)	(369)	(2,484)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2022(1)	(67,149)	10,593	(203)	4,297	(52,462)
Balance at September 30, 2022	(235,374)	11,112	297	7,021	(216,944)
Other comprehensive income (loss) before reclassifications	59,674	(454)	(1,067)	(4,359)	53,794
Amounts reclassified into (income) expense	—	(1,411)	1,588	(373)	(196)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2022(1)	59,674	(1,865)	521	(4,732)	53,598
Balance at December 31, 2022	$(175,700)	$9,247	$818	$2,289	$(163,346)

Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	(170,961)	13,342	398	1,598	(155,623)
Other comprehensive income (loss) before reclassifications	36,536	(5,806)	(738)	(2,995)	26,997
Amounts reclassified into (income) expense	—	(1,801)	774	(372)	(1,399)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2023(1)	36,536	(7,607)	36	(3,367)	25,598
Balance at December 31, 2023	$(134,425)	$5,735	$434	$(1,769)	$(130,025)

(1)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the Consolidated Statements of Operations during the three and six months ended December 31, 2023 and 2022.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

Under the Company’s Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”), the Company historically granted equity-based awards to its officers, senior management, other key employees, consultants, and directors. The Company currently utilizes a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (the “2022 Plan”) which was approved at the Company’s 2022 Annual Meeting of Stockholders held on November 17, 2022. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The Company also historically granted shares under its 2019 Equity Inducement Award Program (the “2019 Inducement Program”) to induce selected individuals to become employees of the Company. The 2002 Plan, the 2022 Plan and the 2019 Inducement Program are collectively referred to as the “Stock Award Plans.” In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or “LTIP”) that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods. The Company’s LTIP plans, with the exception of the 2023 - 2025 LTIP described below, are described in Note 13, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Selling, general and administrative expenses	$3,376	$3,435	$7,118	$7,429
Related income tax benefit	$398	$552	$854	$954

Restricted Stock

Awards of restricted stock are either restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units (“PSUs”). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the six months ended December 31, 2023 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2023	1,288	$26.37
Granted	1,562	$12.34
Vested	(479)	$28.67
Forfeited	(114)	$25.85
Non-vested RSAs, RSUs and PSUs outstanding at December 31, 2023	2,257	$15.79

Shares granted during the six months ended December 31, 2023 related to shares of RSUs and PSUs granted under the 2024 - 2026 LTIP. Vested shares during the six months ended December 31, 2023 include a total of 15 shares related to certain performance-based metrics being met and a total of 463 shares related to service-based RSUs. There are market-based PSU awards outstanding under 2024 - 2026 LTIP, 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At December 31, 2023, 576 of such shares were outstanding under the 2024 – 2026 LTIP, 276 of such shares were outstanding under the 2023 – 2025 LTIP while 51 shares were outstanding under the 2022 – 2024 LTIP.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Six Months Ended December 31,
	2023	2022
Fair value of RSAs, RSUs and PSUs granted	$19,286	$21,457
Fair value of shares vested	$5,081	$3,317
Tax benefit recognized from restricted shares vesting	$650	$502

At December 31, 2023, there was $27,305 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

2024-2026 LTIP

During the six months ended December 31, 2023, the Company granted market-based PSU awards under the LTIP with a total target payout of 578 shares of common stock. At December 31, 2023, there were 576 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from October 25, 2023 through the earlier of (i) October 25, 2026; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2024 TSR Performance Period”). Vesting of 384 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2024 TSR Performance Period (the “2024 Relative TSR PSUs”). Vesting of 192 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2024 TSR Performance Period (the “2024 Absolute TSR PSUs”). Total shares eligible to vest for both the 2024 Relative TSR PSUs and 2024 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected dividend yield	—	—
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller will receive severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during the three and six months ended December 31, 2022.

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop’t Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At December 31, 2023 and June 30, 2023, the carrying value of the Company’s investment in Founders Table was $6,878 and $8,032, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying value of the remaining investments were $4,533 and $4,766 as of December 31, 2023 and June 30, 2023, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$10,127	$—	$10,127	$—
Liabilities:
Derivative financial instruments	$6,487	$—	$6,487	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$16,988	$—	$16,988	$—
Liabilities:
Derivative financial instruments	$3,160	$—	$3,160	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2023 or 2022.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of December 31, 2023 and June 30, 2023 were classified as Level 2 of the fair value hierarchy.

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

During the three and six months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20,666 related to an asset group in the North America reportable segment, as discussed in Note 6, Property, Plant and Equipment, net. The asset group was primarily comprised of property, plant and equipment and fair value was determined using a discounted cash flow analysis. As of December 31, 2023, the asset group’s property, plant and equipment were classified as Level 3 assets measured at fair value on a nonrecurring basis.

15.    DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company manages its exposures to a wide variety of business and operational risks. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s receivables and borrowings.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining six months of fiscal 2024, the Company estimates that an additional $4,080 will be reclassified as a decrease to interest expense.

As of December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2024, the Company estimates that no amount relating to cross-currency swaps will be reclassified to interest expense.

As of December 31, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risk.

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	1	£867	€1,000

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

As of December 31, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining six months of fiscal 2024, the Company estimates that an additional $240 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of December 31, 2023, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of December 31, 2023 and June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	December 31, 2023	June 30, 2023	December 31, 2023	June 30, 2023
Intercompany loan receivable	$27,266	$26,945	$321	$924

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$6,442	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	1,292	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,383	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	6,487
Foreign currency forward contracts	Prepaid expenses and other current assets	10	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		$10,127		$6,487

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

The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended December 31,			Three Months Ended December 31,
	2023	2022		2023	2022
Interest rate swaps	$(7,725)	$(682)	Interest and other financing expense, net	$2,393	$1,988
Cross-currency swaps	—	—	Interest and other financing expense, net / Other expense (income), net	—	(115)
Foreign currency forward contracts	10	80	Cost of sales	—	—
Total	$(7,715)	$(602)		$2,393	$1,873

The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the six months ended December 31, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Six Months Ended December 31,			Six Months Ended December 31,
	2023	2022		2023	2022
Interest rate swaps	$(2,247)	$14,580	Interest and other financing expense, net	$4,675	$3,135
Cross-currency swaps	—	—	Interest and other financing expense, net / Other expense (income), net	—	(230)
Foreign currency forward contracts	51	80	Cost of sales	—	—
Total	$(2,196)	$14,660		$4,675	$2,905

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$2,393	$1,988
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(115)

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the six months ended December 31, 2023 and 2022:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$4,675	$3,135
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$(230)

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended December 31, 2023 and 2022:

Derivatives in Fair Value Hedging Relationships	Amount of Loss Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended December 31,			Three Months Ended December 31,
	2023	2022		2023	2022
Cross-currency swaps	$(981)	$(1,416)	Interest and other financing expense, net / Other expense (income), net	$123	$123

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the six months ended December 31, 2023 and 2022:

Derivatives in Fair Value Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Six Months Ended December 31,			Six Months Ended December 31,
	2023	2022		2023	2022
Cross-currency swaps	$(409)	$122	Interest and other financing expense, net / Other expense (income), net	$247	$246

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022:

	Location and Amount of Loss Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of fair value hedging:
Loss on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$(1,028)	$(2,107)

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the six months ended December 31, 2023 and 2022:

	Location and Amount of Loss Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of fair value hedging:
Loss on fair value hedging relationships
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$(75)	$(296)

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of Loss Recognized in AOCL on Derivatives		Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
	Three Months Ended December 31,			Three Months Ended December 31,
	2023	2022		2023	2022
Cross-currency swaps	$(3,979)	$(5,790)	Interest and other financing expense, net	$495	$495

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the six months ended December 31, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
	Six Months Ended December 31,			Six Months Ended December 31,
	2023	2022		2023	2022
Cross-currency swaps	$(1,663)	$479	Interest and other financing expense, net	$990	$990

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

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year and is primarily comprised of: contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the three months ended December 31, 2023, expenses associated with the Company’s restructuring program in the amount of $20,666, $6,869, and $3,113, respectively, were recorded in Impairment of long-lived assets, Productivity and transformation costs, and Cost of sales, respectively, on the Consolidated Statements of Operations.

For the six months ended December 31, 2023, expenses associated with the Company’s restructuring program in the amount of $20,666, $13,272, and $6,433, respectively, were recorded in Impairment of long-lived assets, Productivity and transformation costs, and Cost of sales, respectively, on the Consolidated Statements of Operations.

The table below sets forth expenses associated with the Company’s restructuring program for the three and six months ended December 31, 2023 by reportable segment and Corporate and Other.

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
North America	$25,093	$28,451
Corporate and Other	5,067	10,837
International	488	1,083
	$30,648	$40,371

The Company expects to pay the remaining accrued restructuring costs during the next 12 months. The following table displays the activities and liability balances relating to the restructuring program for the period ended as of December 31, 2023:

	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at December 31, 2023
Employee-related costs[1]	$3,357	$(723)	$—	$2,634
Contract termination costs	4,168	(4,168)	—	—
Asset write-downs[2]	22,806	—	(22,806)	—
Other transformation-related expenses[3]	10,040	(8,147)	—	1,893
	$40,371	$(13,038)	$(22,806)	$4,527

1Employee-related costs include $1,130 severance related to executive officer succession.
2Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
3Other transformation-related expenses primarily include consultancy charges.

17.    COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the “District Court”) against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934: (1) Flora v. The Hain Celestial Group, Inc., et al.; (2) Lynn v. The Hain Celestial Group, Inc., et al.; and (3) Spadola v. The Hain Celestial Group, Inc., et al. (collectively, the “Securities Complaints”). The Securities Complaints were ultimately consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. During the summer of 2017, a Corrected Consolidated Amended Complaint was filed, which named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Correct Consolidated Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. The parties ultimately submitted supplemental briefing between May 12, 2022 and June 23, 2022, and in June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit. Co-Lead Plaintiffs’ opening brief is due February 12, 2024.

Additional Stockholder Class Action and Derivative Complaints Filed in Federal Court

The former Board of Directors and certain former officers of the Company are defendants in a consolidated action originally filed in 2017 in the Eastern District of New York under the captions Silva v. Simon, et al., Barnes v. Simon, et al., Merenstein v. Heyer, et al., and Oliver v. Berke, et al. Plaintiffs in the consolidated action, In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”), allege the violation of securities law, breach of fiduciary duty, waste of corporate assets and unjust enrichment. The plaintiffs alleged in their Amended Complaint that the Company’s former directors and certain former officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results and that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and includes claims for breach of fiduciary duty, unjust enrichment and corporate waste.

On December 20, 2017, the parties agreed to stay Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through and including 30 days after a decision was rendered on the motion to dismiss the Amended Complaint in the Consolidated Securities Action, described above. After the District Court granted Defendants’ motion to dismiss the Consolidated Securities Action, the Co-Lead Plaintiffs in that action filed a Second Amended Complaint on May 6, 2019. The parties to the Consolidated Stockholder Class and Derivative Action thereby agreed to continue the stay of Defendants’ time to answer, move, or otherwise respond to the consolidated amended complaint through 30 days after a decision on Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action.

On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action, with prejudice. Pursuant to the terms of an agreed-upon stay, Defendants in the Consolidated Stockholder Class and Derivative Action had until May 6, 2020 to answer, move, or otherwise respond to the complaint in this matter. This deadline was extended, and Defendants moved to dismiss the Consolidated Stockholder Class and Derivative Action Complaint on June 23, 2020, with Plaintiffs’ opposition due August 7, 2020.

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The parties have agreed to extend the stay through the earlier of November 8, 2024 or 30 days after the Second Circuit issues a decision on Plaintiffs’ appeal.

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the “Consolidated Proceeding”), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Company filed a motion to dismiss the Consolidated Class Action Complaint on November 7, 2022, which was opposed by the plaintiffs. On May 9, 2023, upon consent of the parties, the Court stayed this action pending the Second Circuit’s decision on appeal in In re Beech-Nut Nutrition Co. Baby Food Litigation, 21 Civ. 133 (N.D.N.Y.) (the “Beech-Nut Case”). Accordingly, the Court denied the Company’s motion to dismiss without prejudice to renew. By summary order dated January 18, 2024, the Second Circuit vacated the judgment dismissing the Beech-Nut Case and remanded for further proceedings. The District Court in the Consolidated Proceeding has now ordered the Company to serve its motion to dismiss by February 15, 2024. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

In addition to the consumer class actions discussed above, the Company is currently named in several lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder.

•In the matter Palmquist v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the United States District Court for the Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company’s favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs’ appeal is fully briefed and oral argument took place before the Fifth Circuit on February 6, 2024.

•In NC v. The Hain Celestial Group, et al., in the Superior Court for the State of California, County of Los Angeles, judgment was entered on October 26, 2023 in favor of the defendants as a result of successful defense pretrial motions, including the Company’s motion for summary judgment. The time for appeal has passed.

•In Watkins v. Plum, PBC, et al., currently pending in the United States District Court for the Eastern District of Louisiana, the Court has set the case for trial beginning no earlier than October 7, 2024. The parties are currently engaging in discovery.

•On January 9, 2023, Plaintiffs in P.A. v. Hain Celestial Group, Inc., et al. filed their First Amended Complaint in the Circuit Court of the First Circuit, State of Hawai’i. On March 8, 2023, the Company filed its Answer to Plaintiff’s First Amended Complaint. Defendants removed the case to the United States District Court for the District of Hawaii on January 5, 2024. The Court has set the case for trial beginning on October 21, 2025.

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

Beginning in late November, an additional eleven cases have been filed in federal courts and in California state court including:

•Paul L. v. Hain Celestial Group, Inc. et al (filed October 10, 2023); Landon R. v. Hain Celestial Group, Inc. et al (filed October 11, 2023); Josue G. v. Hain Celestial Group, Inc. et al. (filed November 28, 2023); Princeton N.C. v. Hain Celestial Group, Inc. et al. (filed November 28, 2023); and Kaleb R. v. Hain Celestial Group, Inc. et al. (filed December 13, 2023), each pending in the Superior Court for the State of California, County of Los Angeles against Hain and several other baby food manufacturers alleging bodily injury as to one child in each action. These cases are in their earliest stages and a joint status conference was held on February 6, 2024.

•M.H. v. Hain Celestial Group, Inc. et al. (filed November 22, 2023) and D.S. v. Hain Celestial Group, Inc. et al. (filed December 4, 2023), each pending in the United States District Court for the Central District of California against Hain and several other baby food manufacturers alleging bodily injury as to one child in each action.

•Samuel R. v. Hain Celestial Group, Inc. et al. (filed November 28, 2023) in the Superior Court for the State of California, County of Alameda; Clark v. Hain Celestial Group, Inc. et al. (filed December 13, 2023) in the United States District Court for the District of Arizona; and Mosley v. Hain Celestial Group, Inc. et al. (filed December 21, 2023) in the United States District Court for the Western District of Washington are pending against Hain and several other baby food manufacturers alleging bodily injury as to one child in each action.

•A.A. and M.A. v. Hain Celestial Group, Inc. et al. (filed November 22, 2023), in the United States District Court for the Northern District of California, is pending against Hain and several other baby food manufacturers alleging bodily injury as to two children.

On January 4, 2024, Plaintiffs filed a Motion to Transfer Actions Pursuant to 28 U.S.C. § 1407 for Coordinated or Consolidated Pretrial Proceedings in respect of each of the above referenced eleven matters. Defendants’ response is currently due on February 13, 2024.

The Company denies that its Products led to any of the alleged injuries and will defend these cases vigorously. That said, as is common in circumstances of this nature, additional lawsuits may be filed against the Company in the future, asserting similar or different legal theories and seeking similar or different types of damages and relief. Such lawsuits may be resolved in a manner adverse to us, and we may incur substantial costs or damages not covered by insurance, which could have a material adverse effect on our financial condition and business.

SEC Investigation

In November 2023, the staff of the SEC informed the Company it was conducting an investigation relating to Hain Celestial and requested documents primarily concerning (i) the Company’s acquisition of one business and disposition of another business and certain related accounting matters and (ii) trading activity and other matters related to the Company’s earnings guidance in certain previous fiscal years. The Company is cooperating with the SEC in this investigation.

Other

In addition to the matters described above, the Company is and may be a defendant in lawsuits from time to time in the normal course of business.

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

Segment Adjusted EBITDA excludes: net interest expense, (benefit) provision for income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency (gains) losses, certain litigation and related costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, certain inventory write-downs related to exited categories, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net Sales:
North America	$267,671	$282,361	$527,725	$570,757
International	186,429	171,847	351,404	322,802
	$454,100	$454,208	$879,129	$893,559

Adjusted EBITDA:
North America	$31,218	$38,510	$49,945	$69,291
International	25,969	19,242	43,407	34,189
Total Reportable Segments Adjusted EBITDA	57,187	57,752	93,352	103,480
Corporate and Other	(10,061)	(7,935)	(22,136)	(17,634)
	47,126	49,817	71,216	85,846
Depreciation and amortization	(11,197)	(12,155)	(23,502)	(24,125)
Equity in net loss of equity-method investees	(907)	(316)	(1,405)	(698)
Interest expense, net	(15,333)	(10,379)	(27,956)	(17,658)
Benefit (provision) for income taxes	4,249	(6,357)	9,628	(8,988)
Stock-based compensation, net	(3,376)	(3,435)	(7,118)	(7,429)
Unrealized currency gains (losses)	194	(2,160)	159	(449)
Certain litigation expenses, net(a)	(2,091)	(2,482)	(3,615)	(4,945)
Restructuring activities
Productivity and transformation costs	(6,869)	(986)	(13,272)	(1,759)
Plant closure related costs, net	(2,302)	(53)	(4,143)	(51)
Warehouse/manufacturing consolidation and other costs, net	(811)	1,972	(811)	1,972
CEO succession	—	(5,113)	—	(5,113)
Acquisitions, divestitures and other
Transaction and integration costs, net	(109)	(402)	(227)	(1,769)
Gain (loss) on sale of assets	—	3,355	(62)	3,395
Impairment charges
Long-lived asset impairment	(20,666)	(340)	(21,360)	(340)
Inventory write-downs related to exited categories	(1,443)	—	(1,443)	—
Net (loss) income	$(13,535)	$10,966	$(23,911)	$17,889

(a) Expenses and items relating to securities class action and baby food litigation.

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
United States	$239,324	$255,056	$469,983	$514,564
United Kingdom	138,628	123,578	259,679	232,738
Europe	47,801	48,268	91,725	90,063
Canada	28,347	27,306	57,742	56,194
	$454,100	$454,208	$879,129	$893,559

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2023.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2023 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth and transformation program (the “Hain Reimagined Program”) to drive shareholder returns. The savings initiatives are expected to impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. Hain Reimagined is grounded on four strategic pillars:

•Focus
◦Concentrate our portfolio in five consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, Meal Preparation, and Personal Care.
◦Simplify our footprint, maintaining direct presence in five key markets – United States, Canada, UK, Ireland, and Europe – and align our global operating model and footprint, leveraging scale and realizing synergies across the business.
•Grow
◦Deliver share gain in key platforms where we have the most compelling right to win, through expanded channel reach and acceleration in its innovation pipeline.
•Build
◦Enhance critical capabilities in brand building and effectiveness of marketing spend; expand reach across under-penetrated margin-accretive channels such as away-from-home and omni-channel e-commerce; and enhance our innovation capability to be more leading edge in BFY.
•Fuel
◦Drive revenue growth management, working capital management and operational efficiency to fund growth and enhance margins.

Cumulative pretax charges are expected to be $115 million - $125 million inclusive of potential inventory reductions of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three and six months ended December 31, 2023, we incurred approximately $31 million and $40 million, respectively, of expenses associated with the Company’s restructuring program. Annualized pretax savings are expected to be $130 million - $150 million.

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

Comparison of Three Months Ended December 31, 2023 to Three Months Ended December 31, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2023 and 2022 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2023		December 31, 2022		Dollars	Percentage
Net sales	$454,100	100.0%	$454,208	100.0%	$(108)	—%
Cost of sales	351,885	77.5%	350,351	77.1%	1,534	0.4%
Gross profit	102,215	22.5%	103,857	22.9%	(1,642)	(1.6)%
Selling, general and administrative expenses	73,952	16.3%	72,357	15.9%	1,595	2.2%
Long-lived asset impairment	20,666	4.6%	340	0.1%	20,326	**
Productivity and transformation costs	6,869	1.5%	986	0.2%	5,883	596.7%
Amortization of acquired intangible assets	1,509	0.3%	2,785	0.6%	(1,276)	(45.8)%
Operating (loss) income	(781)	(0.2)%	27,389	6.0%	(28,170)	(102.9)%
Interest and other financing expense, net	16,138	3.6%	10,812	2.4%	5,326	49.3%
Other income, net	(42)	—%	(1,062)	(0.2)%	1,020	(96.0)%
(Loss) income before income taxes and equity in net loss of equity-method investees	(16,877)	(3.7)%	17,639	3.9%	(34,516)	*
(Benefit) provision for income taxes	(4,249)	(0.9)%	6,357	1.4%	(10,606)	*
Equity in net loss of equity-method investees	907	0.2%	316	0.1%	591	187.0%
Net (loss) income	$(13,535)	(3.0)%	$10,966	2.4%	$(24,501)	*

Adjusted EBITDA	$47,126	10.4%	$49,817	11.0%	$(2,691)	(5.4)%
Diluted net (loss) income per common share	$(0.15)		$0.12		$(0.27)	*
* Percentage is not meaningful due to one or more numbers being negative.
** Percentage is not meaningful due to significantly lower number in the comparative period.

Net Sales

Net sales for the three months ended December 31, 2023 were $454.1 million, a decrease of $0.1 million, or flat, as compared to $454.2 million for the three months ended December 31, 2022. Net sales, adjusted for the impact of divestitures and discontinued brands, increased approximately $1.0 million, or 0.2%, from the prior year quarter due to growth in the International reportable segment, mostly offset by a decline in the North America reportable segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $10.0 million. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended December 31, 2023 was $102.2 million, a decrease of $1.6 million, or 1.6%, as compared to the prior year quarter. Additionally, gross profit margin of 22.5% was slightly lower when compared with 22.9% in the prior year quarter. The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume, as well as by inflation and recognition of charges in the three months ended December 31, 2023 associated with the consolidation of facilities, partially offset by improvements in pricing and productivity. The International reportable segment had an increase in gross profit mainly driven by higher net sales due to pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74.0 million for the three months ended December 31, 2023, an increase of $1.6 million, or 2.2%, from $72.4 million for the prior year quarter. The increase was primarily due to higher marketing expenses and an increase in employee compensation-related expenses.

Long-lived asset impairment

During the three months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20.7 million due to a decline in actual and projected performance and cash flows related to an asset group primarily comprised of certain production assets in the North America reportable segment. See Note 6, Property, Plant and Equipment, Net, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $6.9 million for the three months ended December 31, 2023, an increase of $5.9 million from $1.0 million in the prior year quarter. The increase was primarily due to the recognition of restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $1.5 million for the three months ended December 31, 2023, a decrease of $1.3 million from $2.8 million in the prior year quarter, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Operating (Loss) Income

Operating loss for the three months ended December 31, 2023 was $0.8 million compared to operating income of $27.4 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $16.1 million for the three months ended December 31, 2023, an increase of $5.3 million, or 49.3%, from $10.8 million in the prior year quarter. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year quarter. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net was not significant for the three months ended December 31, 2023, compared to income of $1.1 million in the prior year quarter. The decrease in other income, net was primarily attributable to lower unrealized foreign currency gains.

(Loss) Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2023 was $16.9 million compared to income of $17.6 million in the prior year quarter. The change was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $4.2 million for the three months ended December 31, 2023 compared to income tax expense of $6.4 million in the prior year quarter.

The effective income tax rate was a benefit of 25.2% and an expense of 36.0% for the three months ended December 31, 2023 and 2022, respectively. The effective income tax rate for the three months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income (“GILTI”), and limitations on the deductibility of executive compensation. The effective income tax rate for the three months ended December 31, 2022 was impacted by the gain on the sale of Westbrae Natural® brand (“Westbrae”), an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended December 31, 2023 was $0.9 million and $0.3 million in the prior year quarter. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the three months ended December 31, 2023 was $13.5 million, or $0.15 per diluted share, compared to net income of $11.0 million, or $0.12 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $47.1 million and $49.8 million for the three months ended December 31, 2023 and 2022, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

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

Segment Adjusted EBITDA excludes: net interest expense, (benefit) provision for income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency (gains) losses, certain litigation and related costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, certain inventory write-downs related to exited categories, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. We do not allocate amounts below operating (loss) income to our reportable segments.

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended December 31, 2023 and 2022:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/23	$267,671	$186,429	$—	$454,100
Three months ended 12/31/22	282,361	171,847	—	454,208
$ change	$(14,690)	$14,582	n/a	$(108)
% change	(5.2)%	8.5%	n/a	—%

Adjusted EBITDA
Three months ended 12/31/23	$31,218	$25,969	$(10,061)	$47,126
Three months ended 12/31/22	38,510	19,242	(7,935)	49,817
$ change	$(7,292)	$6,727	$(2,126)	$(2,691)
% change	(18.9)%	35.0%	(26.8)%	(5.4)%

Adjusted EBITDA margin
Three months ended 12/31/23	11.7%	13.9%	n/a	10.4%
Three months ended 12/31/22	13.6%	11.2%	n/a	11.0%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2023 were $267.7 million, a decrease of $14.7 million, or 5.2%, from net sales of $282.4 million in the prior year quarter. The decrease in net sales was primarily due to lower sales in the baby/kids category on account of continued industry-wide challenges in organic formula supply, as well as by a decline in the snacks category as we shifted our promotional strategy and optimized our channel mix for improved trade efficiency and profitability, partially offset by growth in the beverages category.

Adjusted EBITDA for the three months ended December 31, 2023 was $31.2 million, a decrease of $7.3 million, or 18.9%, from Adjusted EBITDA of $38.5 million in the prior year quarter. The decrease was primarily driven by reduced gross profit reflecting lower sales volume and the impact of inflation, partially offset by improvements in productivity. The decline in Adjusted EBITDA also reflected higher selling, general and administrative expenses primarily associated with increased marketing investments. Adjusted EBITDA margin was 11.7%, a 190-basis point decrease from the prior year period.

International

Net sales in the International reportable segment for the three months ended December 31, 2023 were $186.4 million, an increase of $14.6 million, or 8.5%, from net sales of $171.8 million in the prior year quarter. The net sales increase was mainly driven by growth in the meal preparation and beverages categories due to pricing and strong private label performance. The increase also reflected 5.8% of growth from the favorable impact of foreign exchange.

Adjusted EBITDA for the three months ended December 31, 2023 was $26.0 million, an increase of $6.7 million, or 35.0%, from Adjusted EBITDA of $19.2 million in the prior year quarter. The increase was primarily driven by an increase in gross profit reflecting higher net sales due to pricing, partially offset by lower volumes and inflation. Adjusted EBITDA margin was 13.9%, a 270-basis point increase from the prior year period.

Corporate and Other

The increase in Corporate and Other expenses primarily reflected an increase in consulting charges. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2023 to Six Months Ended December 31, 2022

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2023 and 2022 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2023		December 31, 2022		Dollars	Percentage
Net sales	$879,129	100.0%	$893,559	100.0%	$(14,430)	(1.6)%
Cost of sales	692,971	78.8%	695,367	77.8%	(2,396)	(0.3)%
Gross profit	186,158	21.2%	198,192	22.2%	(12,034)	(6.1)%
Selling, general and administrative expenses	151,121	17.2%	147,308	16.5%	3,813	2.6%
Long-lived asset impairment	21,360	2.4%	340	—%	21,020	**
Productivity and transformation costs	13,272	1.5%	1,759	0.2%	11,513	654.5%
Amortization of acquired intangible assets	3,464	0.4%	5,573	0.6%	(2,109)	(37.8)%
Operating (loss) income	(3,059)	(0.3)%	43,212	4.8%	(46,271)	*
Interest and other financing expense, net	29,382	3.3%	18,489	2.1%	10,893	58.9%
Other income, net	(307)	—%	(2,852)	(0.3)%	2,545	(89.2)%
(Loss) income before income taxes and equity in net loss of equity-method investees	(32,134)	(3.7)%	27,575	3.1%	(59,709)	*
(Benefit) provision for income taxes	(9,628)	(1.1)%	8,988	1.0%	(18,616)	*
Equity in net loss of equity-method investees	1,405	0.2%	698	0.1%	707	101.3%
Net (loss) income	$(23,911)	(2.7)%	$17,889	2.0%	$(41,800)	*

Adjusted EBITDA	$71,216	8.1%	$85,846	9.6%	$(14,630)	(17.0)%
Diluted net (loss) income per common share	$(0.27)		$0.20		$(0.47)	*
* Percentage is not meaningful due to one or more numbers being negative.
** Percentage is not meaningful due to significantly lower number in the comparative period.

Net Sales

Net sales for the six months ended December 31, 2023 were $879.1 million, a decrease of $14.4 million, or 1.6%, as compared to $893.6 million for the six months ended December 31, 2022. Net sales, adjusted for the impact of divestitures and discontinued brands, decreased approximately $11.5 million, or 1.3%, from the prior comparable period due to a decline in the North America reportable segment, partially offset by growth in the International reportable segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $20.8 million. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the six months ended December 31, 2023 was $186.2 million, a decrease of $12.0 million, or 6.1%, as compared to the prior year comparable period. Gross profit margin was 21.2% of net sales, compared to 22.2% in the prior year comparable period.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume as well as by inflation, partially offset by pricing and productivity. The International reportable segment had an increase in gross profit mainly driven by higher net sales due to pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $151.1 million for the six months ended December 31, 2023, an increase of $3.8 million, or 2.6%, from $147.3 million for the prior year comparable period. The increase was due to higher selling and marketing expenses and higher employee compensation-related expenses.

Long-lived asset impairment

During the six months ended December 31, 2023, the Company recognized aggregate impairment charges of $21.4 million, an increase of $21.0 million from $0.3 million in the prior year comparable period. Results for the six months ended December 31, 2023 included the recognition of a $20.7 million charge related to a decline in actual and projected performance and cash flows related to an asset group primarily comprised of certain production assets in the North America reportable segment. See Note 6, Property, Plant and Equipment, Net, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $13.3 million for the six months ended December 31, 2023, an increase of $11.5 million from $1.8 million in the prior year comparable period. The increase was primarily due to the recognition of restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $3.5 million for the six months ended December 31, 2023, a decrease of $2.1 million from $5.6 million in the prior year comparable period, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Operating (Loss) Income

Operating loss for the six months ended December 31, 2023 was $3.1 million compared to operating income of $43.2 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $29.4 million for the six months ended December 31, 2023, an increase of $10.9 million, or 58.9%, from $18.5 million in the prior year comparable period. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year comparable period. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $0.3 million for the six months ended December 31, 2023, compared to $2.9 million in the prior year comparable period. The decrease in other income, net was primarily attributable to lower unrealized foreign currency gains.

(Loss) Income Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the six months ended December 31, 2023 was $32.1 million compared to income of $27.6 million in the prior year comparable period. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $9.6 million for the six months ended December 31, 2023 compared to income tax expense of $9.0 million in the prior year comparable period.

The effective income tax rate was a benefit of 30.0% and an expense of 32.6% for the six months ended December 31, 2023 and 2022, respectively. The effective income tax rate for the six months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, GILTI, and limitations on the deductibility of executive compensation. The effective income tax rate for the six months ended December 31, 2022 was impacted by the gain on sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the six months ended December 31, 2023 was $1.4 million compared to $0.7 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net (Loss) Income

Net loss for the six months ended December 31, 2023 was $23.9 million, or $0.27 per diluted share, compared to income of $17.9 million, or $0.20 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $71.2 million and $85.8 million for the six months ended December 31, 2023 and 2022, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the six months ended December 31, 2023 and 2022:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/23	$527,725	$351,404	$—	$879,129
Six months ended 12/31/22	570,757	322,802	—	893,559
$ change	$(43,032)	$28,602	n/a	$(14,430)
% change	(7.5)%	8.9%	n/a	(1.6)%

Adjusted EBITDA
Six months ended 12/31/23	$49,945	$43,407	$(22,136)	$71,216
Six months ended 12/31/22	69,291	34,189	(17,634)	85,846
$ change	$(19,346)	$9,218	$(4,502)	$(14,630)
% change	(27.9)%	27.0%	(25.5)%	(17.0)%

Adjusted EBITDA margin
Six months ended 12/31/23	9.5%	12.4%	n/a	8.1%
Six months ended 12/31/22	12.1%	10.6%	n/a	9.6%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2023 were $527.7 million, a decrease of $43.0 million, or 7.5%, from net sales of $570.8 million in the prior year comparable period. The decrease in net sales was primarily due to lower sales in the baby/kids category on account of continued industry-wide challenges in organic formula supply, a decline in the snacks category associated with more focused promotional activities and an optimized channel strategy as well as lower sales in the meal preparation and personal care categories.

Adjusted EBITDA for the six months ended December 31, 2023 was $49.9 million, a decrease of $19.3 million, or 27.9%, from Adjusted EBITDA of $69.3 million in the prior year comparable period. The decrease was primarily driven by reduced gross profit reflecting the reduction in net sales discussed above, inflation and an increase in certain inventory obsolescence reserves, partially offset by improvements in productivity. The decline in Adjusted EBITDA also reflected higher selling, general and administrative expenses primarily associated with increased marketing investments. Adjusted EBITDA margin was 9.5%, a 260-basis point decrease from the prior year period.

International

Net sales in the International reportable segment for the six months ended December 31, 2023 were $351.4 million, an increase of $28.6 million, or 8.9%, from net sales of $322.8 million in the prior year comparable period. The increase reflected 6.7% of growth from the favorable impact of foreign currency exchange rates. The remainder of the net sales increase was mainly driven by growth in the meal preparation and beverages categories due to pricing and strong private label performance.

Adjusted EBITDA for the six months ended December 31, 2023 was $43.4 million, an increase of $9.2 million, or 27.0%, from Adjusted EBITDA of $34.2 million in the prior year comparable period. The increase was primarily driven by an increase in gross profit reflecting higher net sales due to pricing, partially offset by inflation and an increase in selling, general and administrative expenses primarily due to increase in employee compensation-related expenses. Adjusted EBITDA margin was 12.4%, a 180-basis point increase from the prior year period.

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

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. The weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2023 was 7.90%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

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

As of December 31, 2023, there were $526,000 of loans under the Revolver, $285,000 of Term Loans, and $3,188 letters of credit outstanding under the Credit Agreement. As of December 31, 2023, $270,812 was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2023, the Company was in compliance with all associated covenants.

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

Our cash and cash equivalents balance increased $0.3 million at December 31, 2023 to $53.7 million as compared to $53.4 million at June 30, 2023. Our working capital was $332.0 million at December 31, 2023, a decrease of $27.0 million from $358.9 million at the end of fiscal 2023. Additionally, our total debt decreased by $19.5 million at December 31, 2023 to $809.2 million as compared to $828.7 million at June 30, 2023 as a result of $18.8 million of net repayments carried out during the period.

Our cash balances are held in the United States, United Kingdom, Canada, Europe, the Middle East and India. As of December 31, 2023, substantially all cash was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash (used in) provided by operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(amounts in thousands)	2023	2022	Dollars
Cash flows provided by (used in):
Operating activities	$34,685	$(2,652)	$37,337
Investing activities	(11,403)	(6,014)	(5,389)
Financing activities	(24,093)	(10,892)	(13,201)
Effect of exchange rate changes on cash	1,119	(2,517)	3,636
Net increase (decrease) in cash and cash equivalents	$308	$(22,075)	$22,383

Cash provided by operating activities was $34.7 million for the six months ended December 31, 2023, an increase of $37.3 million from cash used in operating activities of $2.7 million in the prior year period. This increase versus the prior period resulted primarily from higher cash generation of $66.2 million from our working capital accounts which was mainly due to our accounts payable optimization initiatives and focused inventory management, partially offset by a reduction in accounts receivable recovery. The increase was also partially offset by a reduction of $28.9 million in net income adjusted for non-cash charges in the current period.

Cash used in investing activities was $11.4 million for the six months ended December 31, 2023, an increase of $5.4 million from $6.0 million in the prior year period primarily due to the receipt of $7.5 million of proceeds from the divestiture of Westbrae during the six months ended December 31, 2022.

Cash used in financing activities was $24.1 million for the six months ended December 31, 2023, an increase of $13.2 million compared to $10.9 million in the prior year period. The increase in cash used in financing activities was primarily due to higher debt repayment during the six months ended December 31, 2023.

Free Cash Flow

Our free cash flow was $22.0 million for the six months ended December 31, 2023, an increase of $38.7 million from negative free cash flow of $16.7 million in the six months ended December 31, 2022. This increase versus the prior year period resulted primarily from an increase in cash flows from operations of $37.3 million driven by the reasons explained above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2023, the Company repurchased no shares under the repurchase program. As of December 31, 2023, the Company had $173.5 million of remaining authorization under the share repurchase program.

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
Net Sales - Adjusted for the Impact of Divestitures and Discontinued Brands
We exclude the impact of divestitures and discontinued brands when comparing net sales to prior periods, which results in the presentation of certain non-U.S. GAAP financial measures. The Company’s management believes that excluding the impact of divestitures and discontinued brands when presenting period-over-period results of net sales aids in comparability.

To present net sales adjusted for the impact of divestitures and discontinued brands, the net sales of a divested business or discontinued brand are excluded from all periods. A reconciliation between reported net sales and net sales adjusted for the impact of divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended December 31, 2023	$267,671	$186,429	$454,100
Net sales adjusted for divestitures and discontinued brands - Three months ended December 31, 2023	$267,671	$186,429	$454,100

Net sales - Three months ended December 31, 2022	$282,361	$171,847	$454,208
Divestitures and discontinued brands	(1,148)	—	(1,148)
Net sales adjusted for divestitures and discontinued brands - Three months ended December 31, 2022	$281,213	$171,847	$453,060

Net sales (decline) growth	(5.2)%	8.5%	—%
Impact of divestitures and discontinued brands	0.4%	—%	0.2%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(4.8)%	8.5%	0.2%

Net sales - Six months ended December 31, 2023	$527,725	$351,404	$879,129
Divestitures and discontinued brands	8	—	8
Net sales adjusted for divestitures and discontinued brands - Six months ended December 31, 2023	$527,733	$351,404	$879,137

Net sales - Six months ended December 31, 2022	$570,757	$322,802	$893,559
Divestitures and discontinued brands	(2,910)	—	(2,910)
Net sales adjusted for divestitures and discontinued brands - Six months ended December 31, 2022	$567,847	$322,802	$890,649

Net sales (decline) growth	(7.5)%	8.9%	(1.6)%
Impact of divestitures and discontinued brands	0.4%	—%	0.3%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(7.1)%	8.9%	(1.3)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs-net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, costs associated with acquisitions, divestitures and other transactions, gains on sales of assets, certain inventory write-downs related to exited categories, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

	Three Months Ended December 31,		Six Months Ended December 31,
(amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(13,535)	$10,966	$(23,911)	$17,889

Depreciation and amortization	11,197	12,155	23,502	24,125
Equity in net loss of equity-method investees	907	316	1,405	698
Interest expense, net	15,333	10,379	27,956	17,658
(Benefit) provision for income taxes	(4,249)	6,357	(9,628)	8,988
Stock-based compensation, net	3,376	3,435	7,118	7,429
Unrealized currency (gains) losses	(194)	2,160	(159)	449
Certain litigation expenses, net(a)	2,091	2,482	3,615	4,945
Restructuring activities
Productivity and transformation costs	6,869	986	13,272	1,759
Plant closure related costs, net	2,302	53	4,143	51
Warehouse/manufacturing consolidation and other costs, net	811	(1,972)	811	(1,972)
CEO succession	—	5,113	—	5,113
Acquisitions, divestitures and other
Transaction and integration costs, net	109	402	227	1,769
(Gain) loss on sale of assets	—	(3,355)	62	(3,395)
Impairment charges
Long-lived asset impairment	20,666	340	21,360	340
Inventory write-downs related to exited categories	1,443	—	1,443	—
Adjusted EBITDA	$47,126	$49,817	$71,216	$85,846
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

	Six Months Ended December 31,
(amounts in thousands)	2023	2022
Net cash provided by (used in) operating activities	$34,685	$(2,652)
Purchases of property, plant and equipment	(12,735)	(14,055)
Free cash flow	$21,950	$(16,707)

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 during the six months ended December 31, 2023. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.    Risk Factors

There have been no material changes from the discussion of the material factors contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC on August 24, 2023.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended December 31, 2023, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended December 31, 2023, there were 55,923 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $11.00 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5.        Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP.

10.2*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Absolute Total Shareholder Return).

10.3*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Relative Total Shareholder Return).

10.4*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 7, 2024	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2024	/s/ Lee A. Boyce
Lee A. Boyce, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2024	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)