Form 10-Q
period 2024-03-31
HAIN CELESTIAL GROUP INC
filed 2024-05-08
CIK 910406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐    No  ☒

As of May 2, 2024, there were 89,844,077 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives (including statements related to Hain Reimagined and our related investments in our business); our business strategy; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; impairments in the carrying amount of goodwill or other intangible assets; changes to consumer preferences; customer concentration; reliance on independent distributors; risks associated with operating internationally; pending and future litigation, including litigation relating to Earth’s Best® baby food products; the reputation of our Company and our brands; compliance with our credit agreement; foreign currency exchange risk; the availability of organic ingredients; risks associated with outsourcing arrangements; our ability to execute our cost reduction initiatives and related strategic initiatives; risks associated with conflicts in Eastern Europe and the Middle East and other geopolitical events; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to use and protect trademarks; general economic conditions; cybersecurity incidents; disruptions to information technology systems; changing rules, public disclosure regulations and stakeholder expectations on ESG-related matters; the impact of climate change; liabilities, claims or regulatory change with respect to environmental matters; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; our ability to issue preferred stock; the adequacy of our insurance coverage; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2024 AND JUNE 30, 2023
(In thousands, except par values)

	March 31,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$49,549	$53,364
Accounts receivable, less allowance for doubtful accounts of $1,786 and $2,750, respectively	191,192	160,948
Inventories	281,399	310,341
Prepaid expenses and other current assets	49,813	66,378
Total current assets	571,953	591,031
Property, plant and equipment, net	264,470	296,325
Goodwill	936,135	938,640
Trademarks and other intangible assets, net	250,265	298,105
Investments and joint ventures	10,456	12,798
Operating lease right-of-use assets, net	87,599	95,894
Other assets	28,356	25,846
Total assets	$2,149,234	$2,258,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,068	$134,780
Accrued expenses and other current liabilities	85,736	88,520
Current portion of long-term debt	7,569	7,567
Total current liabilities	272,373	230,867
Long-term debt, less current portion	769,948	821,181
Deferred income taxes	52,310	72,086
Operating lease liabilities, noncurrent portion	82,435	90,014
Other noncurrent liabilities	27,681	26,584
Total liabilities	1,204,747	1,240,732
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,850 and 111,339 shares, respectively; outstanding: 89,834 and 89,475 shares, respectively	1,119	1,113
Additional paid-in capital	1,227,684	1,217,549
Retained earnings	580,456	652,561
Accumulated other comprehensive loss	(136,072)	(126,216)
	1,673,187	1,745,007
Less: Treasury stock, at cost, 22,016 and 21,864 shares, respectively	(728,700)	(727,100)
Total stockholders’ equity	944,487	1,017,907
Total liabilities and stockholders’ equity	$2,149,234	$2,258,639
See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	$438,358	$455,243	$1,317,487	$1,348,802
Cost of sales	341,687	357,764	1,034,658	1,053,131
Gross profit	96,671	97,479	282,829	295,671
Selling, general and administrative expenses	66,716	75,047	217,837	222,355
Intangibles and long-lived asset impairment	49,426	156,583	70,786	156,923
Productivity and transformation costs	7,175	3,933	20,447	5,692
Amortization of acquired intangible assets	1,255	2,842	4,719	8,415
Operating loss	(27,901)	(140,926)	(30,960)	(97,714)
Interest and other financing expense, net	14,127	13,421	43,509	31,910
Other expense (income), net	100	439	(207)	(2,413)
Loss before income taxes and equity in net loss of equity-method investees	(42,128)	(154,786)	(74,262)	(127,211)
Provision (benefit) for income taxes	5,100	(39,587)	(4,528)	(30,599)
Equity in net loss of equity-method investees	966	528	2,371	1,226
Net loss	$(48,194)	$(115,727)	$(72,105)	$(97,838)

Net loss per common share:
Basic	$(0.54)	$(1.29)	$(0.80)	$(1.09)
Diluted	$(0.54)	$(1.29)	$(0.80)	$(1.09)

Shares used in the calculation of net loss per common share:
Basic	89,832	89,421	89,718	89,369
Diluted	89,832	89,421	89,718	89,369

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands)

	Three Months Ended
	March 31, 2024			March 31, 2023
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(48,194)			$(115,727)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(11,004)	$—	$(11,004)	$15,250	$—	$15,250
Change in deferred gains (losses) on cash flow hedging instruments	4,920	(1,216)	3,704	(6,031)	1,521	(4,510)
Change in deferred (losses) gains on fair value hedging instruments	(168)	41	(127)	172	(43)	129
Change in deferred gains (losses) on net investment hedging instruments	1,833	(453)	1,380	(628)	160	(468)
Total other comprehensive (loss) income	$(4,419)	$(1,628)	$(6,047)	$8,763	$1,638	$10,401

Total comprehensive loss			$(54,241)			$(105,326)

	Nine Months Ended
	March 31, 2024			March 31, 2023
	Pretax amount	Tax benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(72,105)			$(97,838)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(7,400)	$—	$(7,400)	$7,774	$—	$7,774
Change in deferred (losses) gains on cash flow hedging instruments	(1,949)	489	(1,460)	5,724	(1,506)	4,218
Change in deferred (losses) gains on fair value hedging instruments	(503)	125	(378)	591	(145)	446
Change in deferred losses on net investment hedging instruments	(820)	202	(618)	(1,139)	238	(901)
Total other comprehensive (loss) income	$(10,672)	$816	$(9,856)	$12,950	$(1,413)	$11,537

Total comprehensive loss			$(81,961)			$(86,301)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024
(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907
Net loss				(10,376)				(10,376)
Other comprehensive loss							(29,407)	(29,407)
Issuance of common stock pursuant to stock-based compensation plans	239	3						3
Employee shares withheld for taxes					86	(875)		(875)
Stock-based compensation expense			3,742					3,742
Balance at September 30, 2023	111,578	$1,116	$1,221,291	$642,185	21,950	$(727,975)	$(155,623)	$980,994
Net loss				(13,535)				(13,535)
Other comprehensive income							25,598	25,598
Issuance of common stock pursuant to stock-based compensation plans	240	2						2
Employee shares withheld for taxes					56	(614)		(614)
Stock-based compensation expense			3,376					3,376
Balance at December 31, 2023	111,818	$1,118	$1,224,667	$628,650	22,006	$(728,589)	$(130,025)	$995,821
Net loss				(48,194)				(48,194)
Other comprehensive loss							(6,047)	(6,047)
Issuance of common stock pursuant to stock-based compensation plans	32	1						1
Employee shares withheld for taxes					10	(111)		(111)
Stock-based compensation expense			3,017					3,017
Balance at March 31, 2024	111,850	$1,119	$1,227,684	$580,456	22,016	$(728,700)	$(136,072)	$944,487

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,105)	$(97,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,360	37,909
Deferred income taxes	(18,764)	(44,809)
Equity in net loss of equity-method investees	2,371	1,226
Stock-based compensation, net	10,135	10,657
Intangibles and long-lived asset impairment	70,786	156,923
Loss (gain) on sale of assets	62	(3,529)
Other non-cash items, net	944	(1,526)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(30,672)	(7,926)
Inventories	27,432	(8,534)
Other current assets	13,830	455
Other assets and liabilities	(4,466)	3,496
Accounts payable and accrued expenses	43,046	(20,195)
Net cash provided by operating activities	76,959	26,309
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,769)	(21,434)
Investments and joint ventures, net	—	433
Proceeds from sale of assets	1,520	7,758
Net cash used in investing activities	(23,249)	(13,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	152,000	275,000
Repayments under bank revolving credit facility	(197,000)	(301,000)
Repayments under term loan	(5,625)	(5,625)
Payments of other debt, net	(3,875)	(2,116)
Employee shares withheld for taxes	(1,600)	(1,051)
Net cash used in financing activities	(56,100)	(34,792)
Effect of exchange rate changes on cash	(1,425)	(104)
Net decrease in cash and cash equivalents	(3,815)	(21,830)
Cash and cash equivalents at beginning of period	53,364	65,512
Cash and cash equivalents at end of period	$49,549	$43,682

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2023 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2023 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $223,600 and $290,856 during the nine months ended March 31, 2024 and 2023, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the Consolidated Statements of Cash Flows.

Recently Issued and Adopted Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification (“ASC”) to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance, which had no material impact on its consolidated financial statements and related disclosures.
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

3.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the Consolidated Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(48,194)	$(115,727)	$(72,105)	$(97,838)

Denominator:
Basic and diluted weighted average shares outstanding	89,832	89,421	89,718	89,369
Basic and diluted net loss per common share	$(0.54)	$(1.29)	$(0.80)	$(1.09)

Due to the incurred net loss in the three and nine months ended March 31, 2024, all common stock equivalents such as stock options and unvested restricted stock awards have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

There were 329 restricted stock awards excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023, as such awards were anti-dilutive. There were 524 stock-based awards comprised of restricted stock awards and stock options excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2023, as such awards were anti-dilutive. Additionally, 885 and 399 stock-based awards outstanding at March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods. Furthermore, 639 and 366 stock-based awards outstanding at March 31, 2024 and 2023, respectively, were excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2024 and 2023, respectively, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the respective periods.

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

5.    INVENTORIES

Inventories consisted of the following:

	March 31, 2024	June 30, 2023
Finished goods	$186,821	$192,007
Raw materials, work-in-progress and packaging	94,578	118,334
	$281,399	$310,341

6.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2024	June 30, 2023
Land	$11,395	$11,453
Buildings and improvements	56,892	55,354
Machinery and equipment	320,953	335,912
Computer hardware and software	53,339	54,192
Furniture and fixtures	20,754	20,722
Leasehold improvements	39,093	49,394
Construction in progress	15,599	10,816
	518,025	537,843
Less: Accumulated depreciation	253,555	241,518
	$264,470	$296,325

Depreciation expense for the three months ended March 31, 2024 and 2023 was $8,232 and $9,649, respectively. Depreciation expense for the nine months ended March 31, 2024 and 2023 was $26,410 and $25,911, respectively.

As a result of the same factors triggering the interim impairment tests for the ParmCrisps® intangible assets, as discussed in Note 8, Goodwill and Other Intangible Assets, during the three months ended March 31, 2024, the Company completed interim impairment tests of the ParmCrisps® asset group. The Company determined that the carrying amount of the ParmCrisps® asset group exceeded its estimated fair value. During the three and nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $5,875 to reduce the carrying amount of ParmCrisps® machinery and equipment, to its estimated fair value. The fair value of machinery and equipment was determined based on an orderly liquidation value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations.

During the nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $20,666 related to an asset group primarily comprised of certain production assets in the North America reportable segment to reduce the carrying amount of such long-lived assets to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statement of Operations.

The Company recognized impairment charges of $244 and $584 during the three and nine months ended March 31, 2023, respectively, relating to a facility in the United States that was held for sale. During the nine months ended March 31, 2024, the Company completed the sale of such facility for total cash proceeds of $1,182, net of brokerage and other fees, resulting in a loss in the amount of $68, which was included as a component of other income, net on the Consolidated Statement of Operations.

7.    LEASES
The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Western Europe. The Company determines if an arrangement is or contains a lease at inception. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company’s lease agreements generally do not contain residual value guarantees or material restrictive covenants. Some of the Company’s leases contain variable lease payments, which are expensed as incurred unless those payments are based on an index or rate. Variable lease payments based on an index or rate are initially measured using the index or rate in effect at lease commencement and included in the measurement of the lease liability; thereafter, changes to lease payments due to rate or index changes are recorded as variable lease expense in the period incurred. The Company does not have any related party leases, and sublease transactions are de minimis.

The components of lease expenses for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Operating lease expenses	$4,106	$6,657	$13,480	$13,869
Finance lease expenses	37	48	111	188
Variable lease expenses	182	207	554	556
Short-term lease expenses	287	726	1,100	1,612
Total lease expenses	$4,612	$7,638	$15,245	$16,225

Supplemental balance sheet information related to leases was as follows:

Leases	Classification	March 31, 2024	June 30, 2023
Assets
Operating lease ROU assets, net	Operating lease right-of-use assets, net	$87,599	$95,894
Finance lease ROU assets, net	Property, plant and equipment, net	227	289
Total leased assets		$87,826	$96,183

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,027	$10,489
Finance	Current portion of long-term debt	85	83
Non-current
Operating	Operating lease liabilities, noncurrent portion	82,435	90,014
Finance	Long-term debt, less current portion	158	222
Total lease liabilities		$92,705	$100,808

Additional information related to leases is as follows:

	Nine Months Ended
	March 31, 2024	March 31, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,632	$12,299
Operating cash flows from finance leases	$9	$12
Financing cash flows from finance leases	$60	$137
ROU assets obtained in exchange for lease obligations:
Operating leases(1)(2)	$2,488	$(2,740)
Finance leases	$35	$60
Weighted average remaining lease term:
Operating leases	9.1 years	10.5 years
Finance leases	3.2 years	4.1 years
Weighted average discount rate:
Operating leases	4.9%	4.7%
Finance leases	4.5%	4.5%

(1) Includes adjustment for remeasurement of an operating lease during the nine months ended March 31, 2024, which resulted in a net reduction of an ROU asset and a corresponding reduction in lease liability of $9,375.
(2) Includes adjustment for modification of an operating lease during the nine months ended March 31, 2023, which resulted in a reduction of an ROU asset and lease liability of $13,876 and $17,244, respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of March 31, 2024 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2024 (remainder of year)	$3,051	$24	$3,075
2025	14,436	93	14,529
2026	13,800	68	13,868
2027	13,469	53	13,522
2028	13,228	25	13,253
Thereafter	57,785	—	57,785
Total lease payments	115,769	263	116,032
Less: Imputed interest	23,307	20	23,327
Total lease liabilities	$92,462	$243	$92,705

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides changes in the carrying amount of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2023	$697,053	$241,587	$938,640
Translation	(896)	(1,609)	(2,505)
Balance as of March 31, 2024	$696,157	$239,978	$936,135

As a result of the significant decline in the Company’s market capitalization and the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, certain North America personal care tradenames, and other intangible assets discussed below, the Company completed an interim impairment test of all reporting units. For United Kingdom, Western Europe, Canada, and Ella's Kitchen UK, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units estimated fair values exceeded their carrying amounts. Three of these reporting units (United Kingdom, Western Europe and Canada) were quantitatively tested in fiscal 2023 and as of the last quantitative testing date, their estimated fair values exceeded their respective carrying amounts by more than 17.7%.

During the three months ended March 31, 2024, the Company completed an interim quantitative impairment test of goodwill in the United States (“U.S.”) reporting unit and concluded that the reporting unit’s estimated fair value exceeded its carrying amount. The fair value of the reporting unit was estimated utilizing a blended approach which included an income approach utilizing the Discounted Cash Flows (“DCF”) Method and the Guideline Public Company Methodology (“GPCM”), a market-based approach.

At March 31, 2024, the goodwill related to the U.S. reporting unit is at risk of potential impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of March 31, 2024 the U.S. reporting unit had $647,321 of goodwill and the reporting unit’s estimated fair value exceeded its carrying amount by 5.2%.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2024	June 30, 2023
Non-amortized intangible assets:
Trademarks and tradenames(1)	$224,788	$250,860
Amortized intangible assets:
Other intangibles	144,294	161,874
Less: Accumulated amortization	(118,817)	(114,629)
Net amortized intangible assets	25,477	47,245
Net other intangible assets	$250,265	$298,105
(1) The gross carrying amount of trademarks and tradenames is reflected net of $249,291 and $223,981 of accumulated impairment charges as of March 31, 2024 and June 30, 2023, respectively.

During the three months ended March 31, 2024, the Company recorded a non-cash impairment charge of $10,797 related to Thinsters® indefinite and definite lived intangible assets in connection with the probable sale of its Thinsters® cookie business (see Note 20, Subsequent Event). The Company concluded that as of March 31, 2024, there was a high probability that the sale of the Thinsters® business would occur and therefore, a quantitative impairment test was performed. To determine the amount of the impairment, the Company compared the carrying amount of the Thinsters® assets to its estimated fair value (which was the expected selling price less transaction costs). Further, the Company determined that not all criteria were met to be able to classify the Thinsters® business as held for sale as of March 31, 2024, since the Company did not receive approval from its Board of Directors to sell the Thinsters® business until after March 31, 2024. The assets are part of the North America reportable segment and have a remaining aggregate carrying amount of $2,023 as of March 31, 2024.

During the three months ended March 31, 2024, as a result of further expected decline in the actual and projected performance and cash flows of certain North America personal care brands (namely, Alba Botanica®, Avalon Organics®, and JASON®) and the ParmCrisps® brand, the Company determined that interim impairment tests of the associated indefinite-lived trademarks were required to be performed. During the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $12,815 and $8,000 for the personal care tradenames and the ParmCrisps® trademark, respectively, to reduce the carrying amounts of such intangible assets to their estimated fair values of $13,000 and nil, respectively. The fair value was determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The assets are part of the North America reportable segment.

As a result of the same factors triggering the interim impairment tests for the ParmCrisps® trademark discussed above, during the three months ended March 31, 2024, the Company completed its interim impairment tests of the ParmCrisps® asset group, which was primarily comprised of amortizable customer relationships, machinery and equipment and operating lease right-of-use assets. The Company determined that the carrying amount of the ParmCrisps® asset group exceeded the estimated fair value. During the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $10,586 to reduce the carrying amount of the ParmCrisps® customer relationships, to their estimated fair value which was determined using a discounted cash flow analysis. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The customer relationship intangible asset was part of the North America reportable segment and was fully impaired as of March 31, 2024.

During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively, to reduce the carrying amount of such intangible assets to their estimated fair value. The fair values were determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The assets are part of the North America reportable segment and fully impaired as of March 31, 2024. As a result of the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, the Company completed interim impairment tests of the ParmCrisps® and Thinsters® asset groups, which were primarily comprised of amortizable customer relationships. The Company determined that the ParmCrisps® asset group’s carrying amount exceeded the estimated fair value. During the three months ended March 31, 2023, the Company recorded non-cash impairment charges of $45,798 to reduce the carrying amount of the ParmCrisps® customer relationships, the primary asset in the asset group, to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The fair value of the Thinsters® asset group exceeded its carrying amount. The assets had a remaining aggregate carrying amount of $19,889 as of June 30, 2023.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years.

Amortization expense included in the Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Amortization of acquired intangibles	$1,255	$2,842	$4,719	$8,415

The weighted average remaining amortization period of amortized intangible assets is 7.7 years.

9.    DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2024	June 30, 2023
Revolving credit facility	$496,000	$541,000
Term loans	283,125	288,750
Less: Unamortized issuance costs	(1,851)	(1,307)
Other borrowings(1)	243	305
	777,517	828,748
Short-term borrowings and current portion of long-term debt(2)	7,569	7,567
Long-term debt, less current portion	$769,948	$821,181
(1) Includes $243 (June 30, 2023: $305) of finance lease obligations as discussed in Note 7, Leases.
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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period,” which the Company may elect to end early). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding hedge impact, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2024 was 8.10%. During fiscal 2021, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of March 31, 2024, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 5.60%. Including hedge impact, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2024 was 6.96%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of March 31, 2024, there were $496,000 of loans under the Revolver, $283,125 of Term Loans, and $3,188 of letters of credit outstanding under the Credit Agreement. As of March 31, 2024, $300,812 was available under the Credit Agreement, subject to compliance with the financial covenants. As of March 31, 2024, the Company was in compliance with all associated covenants.

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

Interest paid during the three and nine months ended March 31, 2024 was $12,666 and $40,054, respectively. Interest paid during the three and nine months ended March 31, 2023 was $11,791 and $27,857, respectively.

10.    INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. The Company calculated its tax rate on a discrete basis for the nine months ended March 31, 2024 due to significant variations in the relationship between tax expense and projected pretax income. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was an expense of 12.1% and a benefit of 25.6% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was a benefit of 6.1% and 24.1% for the nine months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the nine months ended March 31, 2024 was impacted by an increase in the federal and state valuation allowance, tax expense related to stock-based compensation, global intangible low-taxed income and limitations on the deductibility of executive compensation. The effective income tax rate for the nine months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges, gain on the sale of Westbrae, an operating lease modification during the second quarter, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and changes in uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

11.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2022	$(168,225)	$519	$500	$2,724	$(164,482)
Other comprehensive (loss) income before reclassifications	(67,149)	11,360	1,145	4,666	(49,978)
Amounts reclassified into income	—	(767)	(1,348)	(369)	(2,484)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2022(1)	(67,149)	10,593	(203)	4,297	(52,462)
Balance at September 30, 2022	(235,374)	11,112	297	7,021	(216,944)
Other comprehensive income (loss) before reclassifications	59,674	(454)	(1,067)	(4,359)	53,794
Amounts reclassified into (income) expense	—	(1,411)	1,588	(373)	(196)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2022(1)	59,674	(1,865)	521	(4,732)	53,598
Balance at December 31, 2022	(175,700)	9,247	818	2,289	(163,346)
Other comprehensive income (loss) before reclassifications	15,250	(3,190)	(28)	(108)	11,924
Amounts reclassified into (income) expense		(1,320)	157	(360)	(1,523)
Net change in accumulated other comprehensive income (loss) for the three months ended March 31, 2023(1)	15,250	(4,510)	129	(468)	10,401
Balance at March 31, 2023	$(160,450)	$4,737	$947	$1,821	$(152,945)

Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	(170,961)	13,342	398	1,598	(155,623)
Other comprehensive income (loss) before reclassifications	36,536	(5,806)	(738)	(2,995)	26,997
Amounts reclassified into (income) expense	—	(1,801)	774	(372)	(1,399)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2023(1)	36,536	(7,607)	36	(3,367)	25,598
Balance at December 31, 2023	(134,425)	5,735	434	(1,769)	(130,025)
Other comprehensive (loss) income before reclassifications	(11,004)	5,475	430	1,748	(3,351)
Amounts reclassified into income	—	(1,771)	(557)	(368)	(2,696)
Net change in accumulated other comprehensive (loss) income for the three months ended March 31, 2024(1)	(11,004)	3,704	(127)	1,380	(6,047)
Balance at March 31, 2024	$(145,429)	$9,439	$307	$(389)	$(136,072)

(1)See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the Consolidated Statements of Operations during the three and nine months ended March 31, 2024 and 2023.

12.    STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

Under the Company’s Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”), the Company historically granted equity-based awards to its officers, senior management, other key employees, consultants, and directors. The Company currently utilizes a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Stockholders held on November 17, 2022. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The Company also historically granted shares under its 2019 Equity Inducement Award Program (the “2019 Inducement Program”) to induce selected individuals to become employees of the Company. The 2002 Plan, the 2022 Plan and the 2019 Inducement Program are collectively referred to as the “Stock Award Plans.” In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (the “LTI Program” or “LTIP”) that provides for equity awards, including performance and market-based equity awards that can be earned over defined performance periods. The Company’s LTIP plans, with the exception of the 2023 - 2025 LTIP described below, are described in Note 13, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the Consolidated Statements of Operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Selling, general and administrative expenses	$3,017	$3,228	$10,135	$10,657
Related income tax benefit	$316	$464	$1,170	$1,417

Restricted Stock

Awards of restricted stock are either restricted stock awards (“RSAs”) or restricted stock units (“RSUs”) that are issued at no cost to the recipient. Performance-based or market-based RSUs are issued in the form of performance share units (“PSUs”). A summary of the restricted stock activity (including all RSAs, RSUs and PSUs) for the nine months ended March 31, 2024 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSAs, RSUs and PSUs outstanding at June 30, 2023	1,288	$26.37
Granted	1,630	$12.25
Vested	(511)	$27.89
Forfeited	(211)	$21.75
Non-vested RSAs, RSUs and PSUs outstanding at March 31, 2024	2,196	$15.56

Shares granted during the nine months ended March 31, 2024 related to shares of RSUs and PSUs granted under the 2024 - 2026 LTIP. Vested shares during the nine months ended March 31, 2024 include a total of 15 shares related to certain performance-based metrics being met and a total of 495 shares related to service-based RSUs. There are market-based PSU awards outstanding under the 2024 - 2026 LTIP, the 2023 – 2025 LTIP and the 2022 – 2024 LTIP. At March 31, 2024, 573 of such shares were outstanding under the 2024 – 2026 LTIP, 264 of such shares were outstanding under the 2023 – 2025 LTIP while 48 shares were outstanding under the 2022 – 2024 LTIP.

The fair value of RSAs, RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Nine Months Ended March 31,
	2024	2023
Fair value of RSAs, RSUs and PSUs granted	$19,965	$24,560
Fair value of shares vested	$5,430	$3,467
Tax benefit recognized from restricted shares vesting	$650	$520

At March 31, 2024, there was $23,327 of unrecognized stock-based compensation expense related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years.

2024-2026 LTIP

During the nine months ended March 31, 2024, the Company granted market-based PSU awards under the LTIP with a total target payout of 596 shares of common stock. At March 31, 2024, there were 573 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from October 26, 2023 through the earlier of (i) October 25, 2026; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2024 TSR Performance Period”). Vesting of 382 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2024 TSR Performance Period (the “2024 Relative TSR PSUs”). Vesting of 191 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2024 TSR Performance Period (the “2024 Absolute TSR PSUs”). Total shares eligible to vest for both the 2024 Relative TSR PSUs and 2024 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected dividend yield	—	—
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller will receive severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during the three and nine months ended December 31, 2022.

On November 22, 2022, the Board appointed Wendy P. Davidson to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023 (the “Start Date”).

On the Start Date, Ms. Davidson received the following awards under the 2023 - 2025 LTIP: 36 Relative TSR PSUs (at target), 18 Absolute TSR PSUs (at target) and 36 RSUs. The Relative TSR PSUs and Absolute TSR PSUs have the same TSR Performance Period, performance goals and beginning stock price as those applicable to awards granted to other employees under the 2023 - 2025 LTIP. The RSUs vest in one-third (1/3) installments on each of September 6, 2023, 2024 and 2025. Additionally, in recognition of the compensation Ms. Davidson forfeited by leaving her former employer, on the Start Date, Ms. Davidson also received a one-time make-whole RSU award of 95 RSUs that vest in one-third (1/3) installments on each of the first, second and third anniversaries of the Start Date. Grant date fair values were calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$13.84	$19.54
Risk-free interest rate	4.28%	4.28%
Expected dividend yield	—	—
Expected volatility	40.70%	28.20%
Expected term	3.00 years	3.00 years

13.    INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop’t Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At March 31, 2024 and June 30, 2023, the carrying amount of the Company’s investment in Founders Table was $6,027 and $8,032, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying amount of the remaining investments were $4,429 and $4,766 as of March 31, 2024 and June 30, 2023, respectively, and is included in the Consolidated Balance Sheets as a component of Investments and joint ventures.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$15,040	$—	$15,040	$—
Liabilities:
Derivative financial instruments	$4,197	$—	$4,197	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$16,988	$—	$16,988	$—
Liabilities:
Derivative financial instruments	$3,160	$—	$3,160	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2024 or 2023.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of March 31, 2024 and June 30, 2023 were classified as Level 2 of the fair value hierarchy.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets at fair value on a nonrecurring basis including goodwill, intangible assets, property and equipment and right-of-use lease assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase subject to changes in value only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their respective carrying amounts to the estimated fair value of the reporting unit or asset group in which they reside. In the event any of these assets were to become impaired, the Company would recognize an impairment expense equal to the amount by which the carrying amount of the reporting unit, impaired asset or asset group exceeds its estimated fair value. For indefinite-lived intangible assets, the relief from royalty approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. Fair value measurements of reporting units are estimated using an income approach involving discounted cash flow models that contain certain Level 3 inputs requiring significant management judgment, including projections of economic conditions, customer demand and changes in competition, revenue growth rates, gross profit margins, operating margins, capital expenditures, working capital requirements, terminal growth rates and discount rates. Fair value measurements of the reporting units associated with the Company's goodwill balances and its indefinite-lived intangible assets are estimated at least annually in the fourth quarter of each fiscal year for purposes of impairment testing if a quantitative analysis is performed. The Company bases its fair value estimates on assumptions its management believes to be reasonable, but which are unpredictable and inherently uncertain.

During the three and nine months ended March 31, 2024, the Company recorded non-cash impairment charges of $18,586, $10,797, and $12,815 for ParmCrisps®, Thinsters®, and certain North America personal care intangible assets, respectively, as discussed in Note 8, Goodwill and Other Intangible Assets. As of March 31, 2024, such intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair values of nil, $2,023, and $13,000, respectively.

During the three and nine months ended March 31, 2024, the Company recorded non-cash impairment charges of $5,875 for certain machinery and equipment within the ParmCrisps® asset group, as discussed in Note 6, Property, Plant and Equipment, Net. As of March 31, 2024, such assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $1,243.

During the nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $20,666 related to an asset group in the North America reportable segment, as discussed in Note 6, Property, Plant and Equipment, net. The asset group was primarily comprised of property, plant and equipment and fair value was determined using a discounted cash flow analysis. As of March 31, 2024, the asset group's property, plant and equipment were classified as Level 3 assets measured at fair value on a nonrecurring basis.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2024, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the remaining three months of fiscal 2024, the Company estimates that an additional $2,266 will be reclassified as a decrease to interest expense.

As of March 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2024, the Company estimates that no amount relating to cross-currency swaps will be reclassified to interest expense.

As of March 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risk.

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	1	£444	€520

Net Investment Hedges

The Company is exposed to fluctuations in foreign exchange rates on investments it holds in its Western European foreign entities and their exposure to the Euro. The Company uses fixed-to-fixed cross-currency swaps to hedge its exposure to changes in the foreign exchange rate on its foreign investment in Western Europe. Currency forward agreements involve fixing the USD-EUR exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. Dollars for their fair value at or close to their settlement date. Cross-currency swaps involve the receipt of functional-currency-fixed-rate amounts from a counterparty in exchange for the Company making foreign-currency- fixed-rate payments over the life of the agreement.

For derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. Amounts are reclassified out of AOCL into earnings when the hedged net investment is either sold or substantially liquidated. As of March 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the remaining three months of fiscal 2024, the Company estimates that an additional $121 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of March 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of March 31, 2024 and June 30, 2023, the following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
Intercompany loan receivable	$26,648	$26,945	$(297)	$924

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$7,470	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,194	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,376	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	4,196
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Other noncurrent liabilities	1
Total derivatives designated as hedging instruments		$15,040		$4,197
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

The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Interest rate swaps	$7,274	$(4,285)	Interest and other financing expense, net	$2,363	$1,792
Cross-currency swaps	—	—	Interest and other financing expense, net / Other expense (income), net	—	(46)
Foreign currency forward contracts	(1)	—	Cost of sales	(10)	—
Total	$7,273	$(4,285)		$2,353	$1,746
The following table presents the pretax effect of cash flow hedge accounting on AOCL and Consolidated Statements of Operations for the nine months ended March 31, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023	2022
Interest rate swaps	$5,028	$10,295	Interest and other financing expense, net	$7,037	$4,927
Cross-currency swaps	—	—	Interest and other financing expense, net / Other expense (income), net	—	(276)
Foreign currency forward contracts	50	80	Cost of sales	(10)	—
Total	$5,078	$10,375		$7,027	$4,651

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Cost of sales	Interest and other financing expense, net	Cost of sales	Interest and other financing expense, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$—	$2,343	$—	$1,792
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$—	$—	$—	$(46)
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$10	$—	$—	$—

The following table presents the pretax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the Consolidated Statements of Operations for the nine months ended March 31, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statement of Operations on Cash Flow Hedging Relationships
	Nine Months Ended March 31, 2024		Nine Months Ended March 31, 2023
	Cost of sales	Interest and other financing expense, net	Cost of sales	Interest and other financing expense, net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$—	$7,017	$—	$4,088
Cross-currency swaps
Amount of loss reclassified from AOCL into income	$10	$—	$—	$(276)

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the three months ended March 31, 2024 and 2023:

Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Cross-currency swaps	$572	$(38)	Interest and other financing expense, net / Other expense (income), net	$122	$121

The following table presents the pretax effect of fair value hedge accounting on AOCL and Consolidated Statements of Operations as of the nine months ended March 31, 2024 and 2023:

Derivatives in Fair Value Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2023	2022		2023	2022
Cross-currency swaps	$163	$85	Interest and other financing expense, net / Other expense (income), net	$369	$367

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Location and Amount of Loss (Gain) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of fair value hedging:
Loss on fair value hedging relationships
Cross-currency swaps
Amount of loss (gain) reclassified from AOCL into income	$740	$(210)

The following table presents the pretax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the Consolidated Statements of Operations for the nine months ended March 31, 2024 and 2023:

	Location and Amount of Loss (Gain) Recognized in the Consolidated Statement of Operations on Fair Value Hedging Relationships
	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of fair value hedging:
Loss on fair value hedging relationships
Cross-currency swaps
Amount of loss (gain) reclassified from AOCL into income	$666	$(506)

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives		Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Cross-currency swaps	$2,322	$(144)	Interest and other financing expense, net	$489	$484

The following table presents the pretax effect of the Company’s net investment hedges on AOCL and the Consolidated Statements of Operations for the nine months ended March 31, 2024 and 2023:

Derivatives in Net Investment Hedging Relationships	Amount of Gain Recognized in AOCL on Derivatives		Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
	Nine Months Ended March 31,			Nine Months Ended March 31,
	2024	2023		2024	2023
Cross-currency swaps	$659	$335	Interest and other financing expense, net	$1,479	$1,474

Credit-Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a cross-default provision upon certain defaults by the Company on any of its indebtedness.

16.    TRANSFORMATION PROGRAM

During the first quarter of fiscal year 2024, the Company initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”). The Hain Reimagined Program is intended to optimize the Company’s portfolio, improve underlying profitability and increase its flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The savings initiatives are expected to impact the Company’s reportable segments and Corporate and Other.

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year and is primarily comprised of: contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the three months ended March 31, 2024, expenses associated with the Company’s restructuring program in the amount of $1,353, $7,175, and $1,329, respectively, were recorded in Intangibles and long-lived asset impairment, Productivity and transformation costs, and Cost of sales, respectively, on the Consolidated Statements of Operations.

For the nine months ended March 31, 2024, expenses associated with the Company’s restructuring program in the amount of $22,019, $20,447, and $7,762, respectively, were recorded in Intangibles and long-lived asset impairment, Productivity and transformation costs, and Cost of sales, respectively, on the Consolidated Statements of Operations.

The table below sets forth expenses associated with the Company’s restructuring program for the three and nine months ended March 31, 2024 by reportable segment and Corporate and Other.

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
North America	$2,007	$30,458
Corporate and Other	5,799	16,636
International	2,051	3,134
	$9,857	$50,228

The Company expects to pay the remaining accrued restructuring costs during the next 12 months. The following table displays the activities and liability balances relating to the restructuring program for the period ended as of March 31, 2024:

	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at March 31, 2024
Employee-related costs[1]	$5,653	$(2,737)	$—	$2,916
Contract termination costs	5,129	(4,677)	(354)	98
Asset write-downs[2]	24,159	—	(24,159)	—
Other transformation-related expenses[3]	15,287	(13,316)	—	1,971
	$50,228	$(20,730)	$(24,513)	$4,985

1Employee-related costs include $1,130 severance related to executive officer succession.
2Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
3Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Correct Consolidated Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. The parties ultimately submitted supplemental briefing between May 12, 2022 and June 23, 2022, and in June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint.Co-Lead Plaintiffs filed notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit. Co-Lead Plaintiffs filed their opening brief on February 12, 2024. Defendants have until May 13, 2024 to file their opposition brief.

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

Baby Food Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions have now been transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the “Consolidated Proceeding”), which generally alleges that the Company violated various state consumer protection laws and asserts other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Company filed a motion to dismiss the Consolidated Class Action Complaint on November 7, 2022, which was opposed by the plaintiffs. On May 9, 2023, upon consent of the parties, the Court stayed the Consolidated Proceeding pending the Second Circuit’s decision on appeal in In re Beech-Nut Nutrition Co. Baby Food Litigation, 21 Civ. 133 (N.D.N.Y.) (the “Beech-Nut Case”). Accordingly, the Court denied the Company’s motion to dismiss without prejudice to renew.

By summary order dated January 18, 2024, the Second Circuit vacated the judgment dismissing the Beech-Nut Case and remanded for further proceedings. On February 15, 2024, the Company served a renewed motion to dismiss the Consolidated Proceeding. Plaintiffs served their opposition on March 14, 2024, and the Company served its reply on April 4, 2024. The Company’s renewed motion to dismiss is now fully briefed and filed with the Court, and the Court has not scheduled oral argument on the motion to dismiss at this time. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

The claims raised in these lawsuits were brought in the wake of a highly publicized report issued by the U.S. House of Representatives Subcommittee on Economic and Consumer Policy on Oversight and Reform, dated February 4, 2021 (the “House Report”), addressing the presence of heavy metals in baby foods made by certain manufacturers, including the Company. Since the publication of the House Report, the Company has also received information requests with respect to the advertising and quality of its baby foods from certain governmental authorities, as such authorities investigate the claims made in the House Report. The Company is fully cooperating with these requests and has provided documents and other requested information.

The Company has been named in one civil government enforcement action, State of New Mexico ex rel. Balderas v. Nurture, Inc., et al., which was filed by the New Mexico Attorney General against the Company and several other manufacturers based on the alleged presence of heavy metals in their baby food products. The Company and several other manufacturers moved to dismiss the New Mexico Attorney General’s lawsuit, and the Court denied that motion. The Company filed its answer to the New Mexico Attorney General’s amended complaint on April 23, 2022. The Company and several other manufacturers moved for reconsideration of the Court’s order denying its motion to dismiss, and the Court denied that motion as well. The Company denies the New Mexico Attorney General’s allegations and maintains that its baby foods are safe, properly labeled, and compliant with New Mexico law.

In addition to the consumer class actions discussed above, the Company is currently named in numerous lawsuits in state and federal courts alleging some form of personal injury from the ingestion of the Company’s Products, purportedly due to unsafe and undisclosed levels of various naturally occurring heavy metals. These lawsuits generally allege injuries related to neurological development disorders such as autism and attention deficit hyperactivity disorder.

Multidistrict Litigation

•On January 4, 2024, Plaintiffs in federal cases across the country filed a Motion to Transfer Actions Pursuant to 28 U.S.C. § 1407 for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted Plaintiffs’ Motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. In Re: Baby Food Products Liability Litigation (MDL No. 3101) has been assigned to District Judge Jacqueline Scott Corley. On April 15, 2024, Judge Corley issued Pretrial Order No. 1 staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 20 federal cases filed against the Company pending in the MDL. An initial status conference will be held on May 16, 2024.

California State Court Cases

•There are currently seven cases against the Company pending in California state court, including six in Los Angeles Superior Court and one in Alameda Superior Court. The Plaintiffs filed a Petition for Coordination to the Chair of the Judicial Council seeking to coordinate the Alameda Superior Court and Los Angeles Superior Court cases. The Court will hold a hearing on May 9, 2024.

•In one of the Los Angeles cases, Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, Plaintiff filed a motion for trial preference pursuant to California Code of Civil Procedure § 36(b). Defendants opposed the Motion. The court has requested additional briefing. In the alternative, Plaintiff filed an Ex Parte Application to Specially Set a Trial Date Pursuant to California Rule of Court Rule 3.1335.

Other Cases

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

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, inventory write-downs related to exited categories, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net Sales:
North America	$268,107	$286,649	$795,832	$857,406
International	170,251	168,594	521,655	491,396
	$438,358	$455,243	$1,317,487	$1,348,802

Adjusted EBITDA:
North America	$27,883	$27,193	$77,828	$96,484
International	24,547	21,269	67,953	55,458
Total Reportable Segments Adjusted EBITDA	52,430	48,462	145,781	151,942
Corporate and Other	(8,668)	(11,202)	(30,803)	(28,836)
	43,762	37,260	114,978	123,106
Depreciation and amortization	(10,858)	(13,784)	(34,360)	(37,909)
Equity in net loss of equity-method investees	(966)	(528)	(2,371)	(1,226)
Interest expense, net	(13,322)	(12,924)	(41,278)	(30,582)
(Provision) benefit for income taxes	(5,100)	39,587	4,528	30,599
Stock-based compensation, net	(3,017)	(3,228)	(10,135)	(10,657)
Unrealized currency losses	(250)	(202)	(91)	(651)
Certain litigation expenses, net(a)	(458)	1,582	(4,073)	(3,363)
Restructuring activities
Productivity and transformation costs	(7,175)	(3,933)	(20,447)	(5,692)
Plant closure related costs, net	(1,145)	(22)	(5,288)	(73)
Warehouse/manufacturing consolidation and other costs, net	(184)	(2,871)	(995)	(899)
CEO succession	—	—	—	(5,113)
Acquisitions, divestitures and other
Transaction and integration costs, net	(55)	(215)	(282)	(1,984)
Gain (loss) on sale of assets	—	134	(62)	3,529
Impairment charges
Intangibles and long-lived asset impairment	(49,426)	(156,583)	(70,786)	(156,923)
Inventory write-downs related to exited categories	—	—	(1,443)	—
Net loss	$(48,194)	$(115,727)	$(72,105)	$(97,838)

(a) Expenses and items relating to securities class action, baby food litigation, and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Snacks	$111,157	$111,646	$342,118	$357,424
Baby/Kids	64,317	66,976	188,458	213,762
Beverages	68,384	64,089	197,116	185,085
Meal preparation	165,675	169,216	513,004	495,630
Personal care	28,825	43,316	76,791	96,901
	$438,358	$455,243	$1,317,487	$1,348,802
The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
United States	$240,175	$259,468	$710,158	$774,032
United Kingdom	123,500	122,069	383,179	354,808
Western Europe	46,751	46,525	138,476	136,588
Canada	27,932	27,181	85,674	83,374
	$438,358	$455,243	$1,317,487	$1,348,802

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2023.

19.    SUBSEQUENT EVENT

On April 8, 2024, the Company completed the sale of its Thinsters® cookie business for total cash consideration of $7,700, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s strategy to further optimize its better-for-you portfolio; the net proceeds from the sale were used to repay a portion of the Company’s Term Loans. As of March 31, 2024, all assets and liabilities related to the Thinsters® business were part of the North America reportable segment. See Note 8, Goodwill and Other Intangible Assets.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2024 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”) to drive shareholder returns. The savings initiatives are expected to impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. Hain Reimagined Program is grounded on four strategic pillars:

•Focus
◦Concentrate our portfolio in five consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, Meal Preparation, and Personal Care.
◦Simplify our footprint, maintaining direct presence in five key markets – United States, Canada, UK, Ireland, and Western Europe – and align our global operating model and footprint, leveraging scale and realizing synergies across the business.
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

Cumulative pretax charges are expected to be $115 million - $125 million inclusive of potential inventory reductions of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three and nine months ended March 31, 2024, we incurred approximately $10 million and $50 million, respectively, of expenses associated with the Company’s restructuring program. Annualized pretax savings are expected to be $130 million - $150 million. As part of the Hain Reimagined Program, we initiated actions to consolidate our personal care manufacturing footprint and rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion. The Company also simplified its distribution footprint in the U.S. and initiated actions to exit its non-strategic joint venture in India as part of the Focus and Fuel pillars of Hain Reimagined Program. Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year.

Global Economic Environment

The duration and intensity of inflation fluctuations, the possibility of an impending recession, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict and the continuing Gaza Strip conflict, may lead to increased supply chain expenses, higher inflation, and other business impacts. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2024 and 2023 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2024		March 31, 2023		Dollars	Percentage
Net sales	$438,358	100.0%	$455,243	100.0%	$(16,885)	(3.7)%
Cost of sales	341,687	77.9%	357,764	78.6%	(16,077)	(4.5)%
Gross profit	96,671	22.1%	97,479	21.4%	(808)	(0.8)%
Selling, general and administrative expenses	66,716	15.2%	75,047	16.5%	(8,331)	(11.1)%
Intangibles and long-lived asset impairment	49,426	11.3%	156,583	34.4%	(107,157)	(68.4)%
Productivity and transformation costs	7,175	1.6%	3,933	0.9%	3,242	82.4%
Amortization of acquired intangible assets	1,255	0.3%	2,842	0.6%	(1,587)	(55.8)%
Operating loss	(27,901)	(6.4)%	(140,926)	(31.0)%	113,025	(80.2)%
Interest and other financing expense, net	14,127	3.2%	13,421	2.9%	706	5.3%
Other expense, net	100	—%	439	0.1%	(339)	(77.2)%
Loss before income taxes and equity in net loss of equity-method investees	(42,128)	(9.6)%	(154,786)	(34.0)%	112,658	(72.8)%
Provision (benefit) for income taxes	5,100	1.2%	(39,587)	(8.7)%	44,687	*
Equity in net loss of equity-method investees	966	0.2%	528	0.1%	438	83.0%
Net loss	$(48,194)	(11.0)%	$(115,727)	(25.4)%	$67,533	(58.4)%

Adjusted EBITDA	$43,762	10.0%	$37,260	8.2%	$6,502	17.5%
Diluted net loss per common share	$(0.54)		$(1.29)		$0.75	(58.1)%
* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended March 31, 2024 were $438.4 million, a decrease of $16.9 million, or 3.7%, as compared to $455.2 million for the three months ended March 31, 2023. Net sales, adjusted for the impact of divestitures and discontinued brands, decreased approximately $17.0 million, or 3.7%, from the prior year quarter due to a decline in the North America reportable segment, partially offset by growth in the International reportable segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $5.8 million. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $96.7 million, a decrease of $0.8 million, or 0.8%, as compared to the prior year quarter. Gross profit margin of 22.1% was slightly higher when compared with 21.4% in the prior year quarter. The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume and recognition of charges in the three months ended March 31, 2024 associated with the consolidation of facilities, partially offset by improvements in pricing and productivity. Gross profit in the International reportable segment increased for the three months ended March 31, 2024 compared to the prior year quarter mainly driven by lower cost of goods sold due to lower inflation and better prices on key commodities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.7 million for the three months ended March 31, 2024, a decrease of $8.3 million, or 11.1%, from $75.0 million for the prior year quarter. The decrease was primarily due to a decrease in employee compensation-related expenses.

Intangibles and long-lived asset impairment

During the three months ended March 31, 2024, the Company recognized a non-cash impairment charge of $49.4 million primarily related to ParmCrisps®, Thinsters®, and certain North America personal care intangible asset impairment charges. During the three months ended March 31, 2023, the Company recognized an aggregate non-cash impairment charge of $156.6 million, primarily related to the ParmCrisps® and Thinsters® indefinite-lived trademarks and ParmCrisps® definite-lived customer relationships, which reduced the carrying amount of such assets to their estimated fair value. See Note 8, Goodwill and Other Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $7.2 million for the three months ended March 31, 2024, an increase of $3.2 million from $3.9 million in the prior year quarter. The increase was primarily due to the recognition of restructuring costs incurred in connection with the Hain Reimagined Program, including reorganization of global functions and related personnel resource requirements and rationalizing our sourcing and supply chain processes.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $1.3 million for the three months ended March 31, 2024, a decrease of $1.6 million from $2.8 million in the prior year quarter, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps® customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Operating Loss

Operating loss for the three months ended March 31, 2024 was $27.9 million compared to $140.9 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $14.1 million for the three months ended March 31, 2024, an increase of $0.7 million, or 5.3%, from $13.4 million in the prior year quarter. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year quarter. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net was $0.1 million for the three months ended March 31, 2024, compared to $0.4 million in the prior year quarter. The decrease in other expense, net was primarily attributable to lower foreign currency losses.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2024 was $42.1 million compared to $154.8 million in the prior year quarter. The change was due to the items discussed above.

Provision (benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $5.1 million for the three months ended March 31, 2024 compared to a benefit of $39.6 million in the prior year quarter.

The effective income tax rate was an expense of 12.1% and a benefit of 25.6% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the three months ended March 31, 2024 was impacted by an increase in the federal and state valuation allowance, tax expense related to stock-based compensation, global intangible low-taxed income (“GILTI”), and limitations on the deductibility of executive compensation. The effective income tax rate for the three months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges, stock-based compensation and changes in uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the three months ended March 31, 2024 and 2023 was $1.0 million and $0.5 million, respectively. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss

Net loss for the three months ended March 31, 2024 was $48.2 million, or $0.54 per diluted share, compared to $115.7 million, or $1.29 per diluted share, in the prior year quarter. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $43.8 million and $37.3 million for the three months ended March 31, 2024 and 2023, respectively, as a result of the factors discussed above and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

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

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, inventory write-downs related to exited categories, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to our entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole. We do not allocate amounts below operating (loss) income to our reportable segments.

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 03/31/24	$268,107	$170,251	$—	$438,358
Three months ended 03/31/23	286,649	168,594	—	455,243
$ change	$(18,542)	$1,657	n/a	$(16,885)
% change	(6.5)%	1.0%	n/a	(3.7)%

Adjusted EBITDA
Three months ended 03/31/24	$27,883	$24,547	$(8,668)	$43,762
Three months ended 03/31/23	27,193	21,269	(11,202)	37,260
$ change	$690	$3,278	$2,534	$6,502
% change	2.5%	15.4%	22.6%	17.5%

Adjusted EBITDA margin
Three months ended 03/31/24	10.4%	14.4%	n/a	10.0%
Three months ended 03/31/23	9.5%	12.6%	n/a	8.2%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2024 were $268.1 million, a decrease of $18.5 million, or 6.5%, from net sales of $286.6 million in the prior year quarter. The decrease in net sales was primarily due to lower sales in the personal care category on account of distribution losses and lower sales in the baby/kids category due to continued challenges in organic formula supply, partially offset by growth in the beverages category.

Adjusted EBITDA for the three months ended March 31, 2024 was $27.9 million, an increase of $0.7 million, or 2.5%, from Adjusted EBITDA of $27.2 million in the prior year quarter. The increase in Adjusted EBITDA reflected lower selling, general and administrative expenses primarily associated with reduced compensation-related costs and operating-model savings, partially offset by reduced gross profit reflecting lower sales volume and the impact of inflation. Adjusted EBITDA margin was 10.4%, a 90-basis point increase from the prior year period.

International

Net sales in the International reportable segment for the three months ended March 31, 2024 were $170.3 million, an increase of $1.7 million, or 1.0%, from net sales of $168.6 million in the prior year quarter. The net sales increase was mainly driven by growth in the beverages category due to pricing and strong private label performance, partially offset by a decline in the meal preparation category. The increase also reflected 3.4% of growth from the favorable impact of foreign exchange.

Adjusted EBITDA for the three months ended March 31, 2024 was $24.5 million, an increase of $3.3 million, or 15.4%, from Adjusted EBITDA of $21.3 million in the prior year quarter. The increase was primarily driven by an increase in gross profit reflecting higher net sales due to pricing, partially offset by lower volumes. Adjusted EBITDA margin was 14.4%, a 180-basis point increase from the prior year period.

Corporate and Other

The decrease in Corporate and Other expenses primarily reflected a reduction in compensation-related expenses. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2024 to Nine Months Ended March 31, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2024 and 2023 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2024		March 31, 2023		Dollars	Percentage
Net sales	$1,317,487	100.0%	$1,348,802	100.0%	$(31,315)	(2.3)%
Cost of sales	1,034,658	78.5%	1,053,131	78.1%	(18,473)	(1.8)%
Gross profit	282,829	21.5%	295,671	21.9%	(12,842)	(4.3)%
Selling, general and administrative expenses	217,837	16.5%	222,355	16.5%	(4,518)	(2.0)%
Intangibles and long-lived asset impairment	70,786	5.4%	156,923	11.6%	(86,137)	(54.9)%
Productivity and transformation costs	20,447	1.6%	5,692	0.4%	14,755	259.2%
Amortization of acquired intangible assets	4,719	0.4%	8,415	0.6%	(3,696)	(43.9)%
Operating loss	(30,960)	(2.3)%	(97,714)	(7.2)%	66,754	(68.3)%
Interest and other financing expense, net	43,509	3.3%	31,910	2.4%	11,599	36.3%
Other income, net	(207)	—%	(2,413)	(0.2)%	2,206	(91.4)%
Loss before income taxes and equity in net loss of equity-method investees	(74,262)	(5.6)%	(127,211)	(9.4)%	52,949	(41.6)%
Benefit for income taxes	(4,528)	(0.3)%	(30,599)	(2.3)%	26,071	(85.2)%
Equity in net loss of equity-method investees	2,371	0.2%	1,226	0.1%	1,145	93.4%
Net loss	$(72,105)	(5.5)%	$(97,838)	(7.3)%	$25,733	(26.3)%

Adjusted EBITDA	$114,978	8.7%	$123,106	9.1%	$(8,128)	(6.6)%
Diluted net loss per common share	$(0.80)		$(1.09)		$0.29	(26.6)%

Net Sales

Net sales for the nine months ended March 31, 2024 were $1,317.5 million, a decrease of $31.3 million, or 2.3%, as compared to $1,348.8 million for the nine months ended March 31, 2023. Net sales, adjusted for the impact of divestitures and discontinued brands, decreased approximately $28.5 million, or 2.1%, from the prior comparable period due to a decline in the North America reportable segment, partially offset by growth in the International reportable segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $26.6 million. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2024 was $282.8 million, a decrease of $12.8 million, or 4.3%, as compared to the prior year comparable period. Gross profit margin was 21.5% of net sales, compared to 21.9% in the prior year comparable period.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume as well as by inflation, partially offset by pricing and productivity. Gross profit in the International reportable segment increased during the nine months ended March 31, 2024 compared to the prior year period, mainly driven by higher net sales due to pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $217.8 million for the nine months ended March 31, 2024, a decrease of $4.5 million, or 2.0%, from $222.4 million for the prior year comparable period. The decrease was primarily due to lower employee compensation-related expenses.

Intangibles and long-lived asset impairment

During the nine months ended March 31, 2024, the Company recognized aggregate impairment charges of $70.8 million, a decrease of $86.1 million from $156.9 million in the prior year comparable period. The decrease was due to higher impairment charges related to the ParmCrisps® and Thinsters® indefinite-lived trademarks and ParmCrisps® definite-lived customer relationships, recorded in the prior year comparable period.

Results for the nine months ended March 31, 2024 included the recognition of a $20.7 million charge related to a decline in actual and projected performance and cash flows related to an asset group primarily comprised of certain production assets in the North America reportable segment. See Note 6, Property, Plant and Equipment, Net, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition, results for the nine months ended March 31, 2024 also included non-cash impairment charges of $42.2 million primarily related to ParmCrisps®, Thinsters®, and certain North America personal care intangible assets. See Note 8, Goodwill and Other Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $20.4 million for the nine months ended March 31, 2024, an increase of $14.8 million from $5.7 million in the prior year comparable period. The increase was primarily due to the recognition of restructuring costs incurred in connection with the Hain Reimagined Program, including reorganization of global functions and related personnel resource requirements and rationalizing our sourcing and supply chain processes.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $4.7 million for the nine months ended March 31, 2024, a decrease of $3.7 million from $8.4 million in the prior year comparable period, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps® customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Operating Loss

Operating loss for the nine months ended March 31, 2024 was $31.0 million compared to $97.7 million in the prior year comparable period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $43.5 million for the nine months ended March 31, 2024, an increase of $11.6 million, or 36.3%, from $31.9 million in the prior year comparable period. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year comparable period. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $0.2 million for the nine months ended March 31, 2024, compared to $2.4 million in the prior year comparable period. The decrease in other income, net was primarily attributable to lower foreign currency gains.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the nine months ended March 31, 2024 was $74.3 million compared to $127.2 million in the prior year comparable period. The decrease was due to the items discussed above.

Benefit for Income Taxes

The benefit for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $4.5 million for the nine months ended March 31, 2024 compared to $30.6 million in the prior year comparable period.

The effective income tax rate was a benefit of 6.1% and 24.1% for the nine months ended March 31, 2024 and 2023, respectively. The effective income tax rate for the nine months ended March 31, 2024 was impacted by an increase in the federal and state valuation allowance, tax expense related to stock-based compensation, GILTI, and limitations on the deductibility of executive compensation. The effective income tax rate for the nine months ended March 31, 2023 was impacted by ParmCrisps® and Thinsters® trademarks and ParmCrisps® asset group impairment charges, gain on the sale of Westbrae, an operating lease modification during the second quarter of fiscal 2023, severance with respect to our former CEO (as part of the limitation on the deductibility of executive compensation), stock-based compensation and changes in uncertain tax positions. The effective income tax rates in each period were also impacted by the geographical mix of earnings and state income taxes.

Equity in Net Loss of Equity-Method Investees

Our equity in net loss from our equity-method investments for the nine months ended March 31, 2024 was $2.4 million compared to $1.2 million in the prior year comparable period. See Note 13, Investments, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Net Loss

Net loss for the nine months ended March 31, 2024 was $72.1 million, or $0.80 per diluted share, compared to $97.8 million, or $1.09 per diluted share, in the prior year comparable period. The change was attributable to the factors noted above.

Adjusted EBITDA

Our Adjusted EBITDA was $115.0 million and $123.1 million for the nine months ended March 31, 2024 and 2023, respectively, as a result of the factors discussed above, and the adjustments described in the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures presented following the discussion of our results of operations.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the nine months ended March 31, 2024 and 2023:

(dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 03/31/24	$795,832	$521,655	$—	$1,317,487
Nine months ended 03/31/23	857,406	491,396	—	1,348,802
$ change	$(61,574)	$30,259	n/a	$(31,315)
% change	(7.2)%	6.2%	n/a	(2.3)%

Adjusted EBITDA
Nine months ended 03/31/24	$77,828	$67,953	$(30,803)	$114,978
Nine months ended 03/31/23	96,484	55,458	(28,836)	123,106
$ change	$(18,656)	$12,495	$(1,967)	$(8,128)
% change	(19.3)%	22.5%	(6.8)%	(6.6)%

Adjusted EBITDA margin
Nine months ended 03/31/24	9.8%	13.0%	n/a	8.7%
Nine months ended 03/31/23	11.3%	11.3%	n/a	9.1%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2024 were $795.8 million, a decrease of $61.6 million, or 7.2%, from net sales of $857.4 million in the prior year comparable period. The decrease in net sales was primarily due to lower sales in the baby/kids category on account of continued industry-wide challenges in organic formula supply, a decline in the personal care and meal preparation categories on account of distribution losses as well as lower sales in the snacks category.

Adjusted EBITDA for the nine months ended March 31, 2024 was $77.8 million, a decrease of $18.7 million, or 19.3%, from Adjusted EBITDA of $96.5 million in the prior year comparable period. The decrease was primarily driven by reduced gross profit reflecting the reduction in net sales discussed above and inflation, partially offset by improvements in productivity. Adjusted EBITDA margin was 9.8%, a 150-basis point decrease from the prior year period.

International

Net sales in the International reportable segment for the nine months ended March 31, 2024 were $521.7 million, an increase of $30.3 million, or 6.2%, from net sales of $491.4 million in the prior year comparable period. The increase reflected 5.6% of growth from the favorable impact of foreign currency exchange rates. The remainder of the net sales increase was mainly driven by growth in the meal preparation and beverages categories due to pricing and strong private label performance.

Adjusted EBITDA for the nine months ended March 31, 2024 was $68.0 million, an increase of $12.5 million, or 22.5%, from Adjusted EBITDA of $55.5 million in the prior year comparable period. The increase was primarily driven by an increase in gross profit reflecting higher net sales due to pricing, partially offset by inflation and an increase in selling, general and administrative expenses primarily due to increase in employee compensation-related expenses. Adjusted EBITDA margin was 13.0%, a 170-basis point increase from the prior year period.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period,” which the Company may elect to end early). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00.

As of March 31, 2024, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 3.85:1.00, 3.85:1.00 and 3.49:1.00, respectively, and the Company was in compliance with all associated covenants.

During the Second Amendment Period, loans under the Credit Agreement will bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, Loans will bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period will be determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. The weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2024 was 8.10%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of March 31, 2024, there were $496,000 of loans under the Revolver, $283,125 of Term Loans, and $3,188 letters of credit outstanding under the Credit Agreement. As of March 31, 2024, $300,812 was available under the Credit Agreement, subject to compliance with the financial covenants.

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

Our cash and cash equivalents balance decreased $3.8 million at March 31, 2024 to $49.5 million as compared to $53.4 million at June 30, 2023. Our working capital was $299.6 million at March 31, 2024, a decrease of $59.3 million from $358.9 million at the end of fiscal 2023. Additionally, our total debt decreased by $51.2 million at March 31, 2024 to $777.5 million as compared to $828.7 million at June 30, 2023 as a result of $50.6 million of net repayments carried out during the period.

Our cash balances are held in the United States, United Kingdom, Canada, Western Europe, the Middle East and India. As of March 31, 2024, substantially all cash was held outside of the United States.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash (used in) provided by operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(amounts in thousands)	2024	2023	Dollars
Cash flows provided by (used in):
Operating activities	$76,959	$26,309	$50,650
Investing activities	(23,249)	(13,243)	(10,006)
Financing activities	(56,100)	(34,792)	(21,308)
Effect of exchange rate changes on cash	(1,425)	(104)	(1,321)
Net decrease in cash and cash equivalents	$(3,815)	$(21,830)	$18,015

Cash provided by operating activities was $77.0 million for the nine months ended March 31, 2024, an increase of $50.7 million from $26.3 million in the prior year period. This increase versus the prior period resulted primarily from higher cash generation of $81.9 million from our working capital accounts, which was driven by our accounts payable optimization initiatives and focused inventory management, partially offset by a reduction in accounts receivable recovery. The increase was also partially offset by a reduction of $31.2 million in net loss adjusted for non-cash charges in the current period.

Cash used in investing activities was $23.2 million for the nine months ended March 31, 2024, an increase of $10.0 million from $13.2 million in the prior year period primarily due to higher capital expenditure in the current period by $3.3 million on account of phasing of capital projects and receipt of $7.5 million of proceeds from the divestiture of Westbrae during the prior year period ended March 31, 2023.

Cash used in financing activities was $56.1 million for the nine months ended March 31, 2024, an increase of $21.3 million compared to $34.8 million in the prior year period. The increase in cash used in financing activities was primarily due to higher net debt repayment during the nine months ended March 31, 2024.

Free Cash Flow

Our free cash flow was $52.2 million for the nine months ended March 31, 2024, an increase of $47.3 million from $4.9 million in the nine months ended March 31, 2023. This increase versus the prior year period resulted primarily from an increase in cash flows from operations of $50.7 million driven by the reasons explained above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2024, the Company repurchased no shares under the repurchase program. As of March 31, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

To present net sales adjusted for the impact of divestitures and discontinued brands, the net sales of a divested business or discontinued brand are excluded from all periods. A reconciliation between reported net sales and net sales adjusted for the impact of divestitures and discontinued brands is as follows:

(amounts in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended March 31, 2024	$268,107	$170,251	$438,358
Divestitures and discontinued brands	(307)	—	(307)
Net sales adjusted for divestitures and discontinued brands - Three months ended March 31, 2024	$267,800	$170,251	$438,051

Net sales - Three months ended March 31, 2023	$286,649	$168,594	$455,243
Divestitures and discontinued brands	(163)	—	(163)
Net sales adjusted for divestitures and discontinued brands - Three months ended March 31, 2023	$286,486	$168,594	$455,080

Net sales (decline) growth	(6.5)%	1.0%	(3.7)%
Impact of divestitures and discontinued brands	—%	—%	—%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(6.5)%	1.0%	(3.7)%

Net sales - Nine months ended March 31, 2024	$795,832	$521,655	$1,317,487
Divestitures and discontinued brands	(299)	—	(299)
Net sales adjusted for divestitures and discontinued brands - Nine months ended March 31, 2024	$795,533	$521,655	$1,317,188

Net sales - Nine months ended March 31, 2023	$857,406	$491,396	$1,348,802
Divestitures and discontinued brands	(3,073)	—	(3,073)
Net sales adjusted for divestitures and discontinued brands - Nine months ended March 31, 2023	$854,333	$491,396	$1,345,729

Net sales (decline) growth	(7.2)%	6.2%	(2.3)%
Impact of divestitures and discontinued brands	0.3%	—%	0.2%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(6.9)%	6.2%	(2.1)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gains) losses on sales of assets, inventory write-downs related to exited categories, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(amounts in thousands)	2024	2023	2024	2023
Net loss	$(48,194)	$(115,727)	$(72,105)	$(97,838)

Depreciation and amortization	10,858	13,784	34,360	37,909
Equity in net loss of equity-method investees	966	528	2,371	1,226
Interest expense, net	13,322	12,924	41,278	30,582
Provision (benefit) for income taxes	5,100	(39,587)	(4,528)	(30,599)
Stock-based compensation, net	3,017	3,228	10,135	10,657
Unrealized currency losses	250	202	91	651
Certain litigation expenses, net(a)	458	(1,582)	4,073	3,363
Restructuring activities
Productivity and transformation costs	7,175	3,933	20,447	5,692
Plant closure related costs, net	1,145	22	5,288	73
Warehouse/manufacturing consolidation and other costs, net	184	2,871	995	899
CEO succession	—	—	—	5,113
Acquisitions, divestitures and other
Transaction and integration costs, net	55	215	282	1,984
(Gain) loss on sale of assets	—	(134)	62	(3,529)
Impairment charges
Intangibles and long-lived asset impairment	49,426	156,583	70,786	156,923
Inventory write-downs related to exited categories	—	—	1,443	—
Adjusted EBITDA	$43,762	$37,260	$114,978	$123,106
(a) Expenses and items relating to securities class action, baby food litigation, and SEC investigation.

Free Cash Flow

In our internal evaluations, we use the non-GAAP financial measure “Free Cash Flow.” The difference between Free Cash Flow and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Free Cash Flow reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash flows provided by or used in operating activities. We view Free Cash Flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Free Cash Flow in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Nine Months Ended March 31,
(amounts in thousands)	2024	2023
Net cash provided by operating activities	$76,959	$26,309
Purchases of property, plant and equipment	(24,769)	(21,434)
Free Cash Flow	$52,190	$4,875

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, from which there have been no material changes, except for the items noted below.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.

Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a two-step quantitative impairment test. The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We generally use a blended analysis of the present value of discounted cash flows and the market valuation approach. The discounted cash flow model uses the present values of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our evaluations include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital. The market valuation approach indicates the fair value of a reporting unit based on a comparison to comparable publicly traded firms in similar businesses. Estimates used in the market value approach include the identification of similar companies with comparable business factors. These key assumptions are inherently uncertain and require a high degree of estimation and are subject to change based on, among others, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Changes in economic and operating conditions impacting the assumptions we made could result in additional goodwill impairment in future periods. If the carrying amount of the reporting unit exceeds fair value, goodwill is considered impaired. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

In each quarter subsequent to our annual impairment assessment, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. If assumptions are not achieved or market conditions decline, potential impairment charges could result. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (i.e., as a result of changes in interest rates or other conditions), lower than expected sales and profit growth rates, changes in industry EBITDA multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer. As a result of indicators of impairment which included significant decline in the Company’s market capitalization and impairment charges recorded during the three months ended March 31, 2024 within the United States (U.S.) reporting unit as noted in Note 8, Goodwill and Other Intangible Assets and Note 6, Property, Plant and Equipment, Net, the Company completed an interim impairment test of all reporting units. For United Kingdom, Western Europe, Canada, and Ella's Kitchen UK, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units estimated fair values exceeded their carrying amounts. Three of these reporting units (United Kingdom, Western Europe and Canada) were quantitatively tested in fiscal 2023 and as of the last quantitative testing date, their estimated fair values exceeded their respective carrying amounts by more than 17.7%.

During the three months ended March 31, 2024, the Company completed an interim quantitative impairment test of goodwill in the U.S. reporting unit and concluded that the reporting unit’s estimated fair value exceeded its carrying amount. The fair value of the reporting unit was estimated utilizing a blended approach which included an income approach utilizing the Discounted Cash Flows (“DCF”) Method and the Guideline Public Company Methodology (“GPCM”), a market-based approach.

(Amounts in thousands, other than percentage)

			Headroom
Reporting Unit	Fair Value	Carrying Amount	Dollars	Percentage
United States (U.S.)	$990,000	$941,277	$48,723	5.2%

The United States reporting unit is at risk of impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors. We monitor our reporting units at risk of impairment for interim impairment indicators and believe that the estimates and assumptions used in the calculations are reasonable as of March 31, 2024. We performed qualitative procedures related to our other four reporting units, noting that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount as of March 31, 2024.

Should the fair value of any of our reporting units fall below its carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic factors, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods. We performed a sensitivity test and noted that an increase in the U.S. weighted average cost of capital (“WACC”) by 1 percentage point, holding other assumptions constant, would not result in recognition of an impairment charge. The calculation of the U.S. reporting unit WACC included a number of subjective inputs, including a company-specific risk premium of 4.0% to account for the riskiness of the assumed revenue growth and margin improvement within the financial forecasts used in the DCF Method.

We performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range of the sum of the fair values of the individual reporting units. Such reconciliation often includes both qualitative and quantitative assessments as is the case with the Company’s reporting units as of March 31, 2024. When an entity performs a qualitative assessment for some reporting units but proceeds to a quantitative assessment for others, reconciling the overall market capitalization to the aggregate fair value of reporting units can be challenging and requires significant judgment. There is no requirement to determine the fair value of reporting units for which only a qualitative impairment test is performed. Therefore, when performing an overall comparison to market capitalization, we included the current year fair value for reporting units for which a quantitative measurement was performed, and we estimated the fair value for the reporting units for which qualitative assessments were performed using a reasonable methodology. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units.

Indefinite-Lived Intangible Assets

The Company performs an indefinite-lived asset impairment test annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In accordance with ASC 350, we may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If an entity elects to perform a qualitative assessment, it first shall assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. One procedure we perform during interim periods to determine whether indicators of impairment are present includes a comparison of net sales used in the most recent quantitative impairment tests to forecasted net sales for the same fiscal year (or balance of the fiscal year when performing an interim review) in order to identify brands for which the current fiscal year net sales are expected to be lower than the forecasted fiscal year net sales per the latest quantitative test. The performance of these brands is then reviewed by management to determine if the shortfall to forecasted net sales was related to events and circumstances that are expected to be temporary in nature, or if it was caused by more pervasive issue that could serve as in impairment indicator (e.g., loss of key customers, discontinuance of certain product categories within a brand, etc.). We use this risk-based approach to determine which brands we would quantitatively test for impairment, whether as part of fiscal year annual impairment testing or an interim period test. During the third quarter of 2024, we qualitatively assessed our indefinite-lived intangible assets for impairment and determined that the indefinite-lived tradenames for certain North America personal care tradenames (namely, Alba Botanica®, Avalon Organics®, and JASON®), ParmCrisps® and Thinsters® should be quantitatively tested. The Company’s 2024 interim impairment testing resulted in the recognition of impairment charges for the following indefinite-lived tradenames, and other intangible assets: ParmCrisps®, Thinsters® and certain North America personal care tradenames.

During the three months ended March 31, 2024, as a result of further expected decline in the actual and projected performance and cash flows, the Company completed an interim quantitative impairment test of indefinite-lived trademarks associated with certain North America personal care brands, as noted in Note 8, Goodwill and Other Intangible Assets. The Company recorded impairment charges and reduced the carrying amount of such intangible assets to their estimated fair value of $13,000. These intangible assets have an increased risk of future impairment due to the potential risk of failure on the execution of the Company’s strategy and associated impact on the assumptions utilized in developing its fair value estimate as of March 31, 2024.

Further, during the three months ended March 31, 2024, the Company, noted that two of its plant-based beverage brands: Happy™ and Joya® have risk of future impairment due to declining sales on account of changing consumer preference to switch from branded to private label products. The assets are part of the International reportable segment and have a remaining aggregate carrying amount of $6,150 as of March 31, 2024.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 during the nine months ended March 31, 2024. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of March 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2024, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended March 31, 2024, there were 55,923 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $11.00 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5.        Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*	Separation Agreement, dated November 20, 2023, between the Company and Christopher J. Bellairs.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 8, 2024	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	/s/ Lee A. Boyce
Lee A. Boyce, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2024	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)