Form 10-K
period 2024-06-30
HAIN CELESTIAL GROUP INC
filed 2024-08-27
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $978,993,948.

As of August 21, 2024, there were 89,844,564 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives, including statements related to Hain Reimagined; our business strategy; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; our ability to execute our cost reduction initiatives and related strategic initiatives; reliance on independent distributors; risks associated with operating internationally; the availability of organic ingredients; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; foreign currency exchange risk; general economic conditions; compliance with our credit agreement; cybersecurity incidents; disruptions to information technology systems; the impact of climate change and related disclosure regulations; liabilities, claims or regulatory change with respect to environmental matters; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; the adequacy of our insurance coverage; and other risks and matters described in Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K as well as in other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1. Business

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, NJ, Hain Celestial’s products across snacks, baby & kids, beverages, meal preparation and personal care, are marketed and sold in over 70 countries around the world.

The Company's leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin'® snacks, Hartley’s® Jelly, Earth's Best® and Ella's Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, Yves® and Linda McCartney's® (under license) meat-free, and Avalon Organics® personal care, among others.

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”) intended to drive shareholder returns. The savings initiatives impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The Hain Reimagined Program is grounded on four strategic pillars: Focus, Grow, Build and Fuel.

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Hain Reimagined Program are expected to be $115 million - $125 million inclusive of potential inventory write-downs of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. Annualized pretax savings are expected to be $130 million - $150 million. For further information, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

Impact

We are a global health and wellness company whose purpose is to inspire healthier living for people, communities, and the planet through better-for-you brands. Our Impact strategy focuses on expanding our commitment to environmentally sound business practices, creating and selling better-for-you products, social and community impact initiatives and sustainable manufacturing processes.

Our Impact strategy also consists of our environmental, social, and governance (“ESG”) goals along with a commitment to considering long-term social and environmental impacts. More details about our Impact strategy and goals, including our most recent Impact Report, are available at hain.com/company/impact.

Our Impact Reports and the other information available at hain.com/company/impact are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the Securities and Exchange Commission (the “SEC”).

Human Capital Resources

As of June 30, 2024, we had approximately 2,786 employees, with approximately 46% located in North America and approximately 54% located outside of North America. Approximately 57% of our employees in North America and approximately 61% of our employees outside of North America were based in our production facilities. Substantially all of our employees are full-time, permanent employees.

Our Board of Directors and its committees provide oversight of our culture and strategy related to people management, including the Company’s diversity, equity and inclusion program, talent management, employee demographics, employee engagement, workplace health and safety, and communication programs. Our employees are critical to our success. The following programs, initiatives and principles encompass some of the human capital objectives and measures that we focus on in managing our business and in seeking to attract and retain a talented workforce.

Our Purpose, Mission and Values

We are guided by our Purpose, Mission and Values.

Purpose: To inspire healthier living for people, communities and the planet through better-for-you brands

Mission: To build purpose-driven brands that make healthier living more attainable by empowering our people, engaging our partners, and living our values

Values: (1) Be curious, (2) Foster inclusion, (3) Own it and (4) Win together

Diversity and Inclusion

People have always been our greatest asset. They are the very heart of our Company, and we believe everyone should feel encouraged, respected and welcomed in our workplace.

Diversity and inclusion (“D&I”) drives success, and we believe that our employees’ diverse backgrounds and experiences are essential to helping us all to continue to thrive internally and deliver innovative products to our customers. We promote fairness by practicing equal opportunity in all decisions about hiring, compensation, training, promotions and every other aspect of employment.

We maintain a global D&I Council to create and foster a workplace that reflects and contributes to the diverse, global communities in which we do business. Our D&I Council supports employee resource groups (“ERGs”) that help to foster a culture of inclusion in all regions, while enabling employees to connect with one another. These ERGs also provide feedback on how we can do more to increase female and diverse representation in leadership. We are continuing to work to build our D&I efforts into recruitment, retention and internal mobility.

As of June 30, 2024, our global workforce was 60% male and 40% female. In the United States (“U.S.”), on an employee self-reported basis, the racial/ethnic composition of our workforce was approximately 44% White, 38% Hispanic or Latino, 11% Black or African American, 5% Asian and 2% other. We make additional workforce demographic data available at hain.com/impact. The information available at hain.com/impact is not a part of this Form 10-K or incorporated into any of our other filings made with the SEC.

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

Benefits

Our employee benefits vary by region but generally include:

•
Medical, Dental, and Vision Benefits;
•
Retirement Savings Plans;
•
Commuter Benefits;
•
Wellness Initiatives;
•
Tuition Reimbursement; and
•
Paid Parental Leave including births, adoptions or placements of foster children.

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

Products

Our brand portfolio focuses on growing global brands in categories where we believe we have the most potential. We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units when sales of those items do not warrant further production. The segments section details the various products that are categorized under distinct brands corresponding to our reportable segments.

Seasonality

Certain of our product lines have seasonal fluctuations in demand. Hot tea, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our personal care products are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Segments

The Company’s organization structure consists of two geographic based reportable segments: North America and International, which are also the Company’s operating segments. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses the Company's performance and allocates resources. The Company uses segment net sales and segment Adjusted EBITDA in order to analyze segment results and trends.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details.

North America Segment:

United States

Our products are sold throughout the U.S. Our customer base consists principally of specialty and natural food distributors, supermarkets and natural food stores, mass-market, club stores, e-commerce retailers, and away from home channels, including drug and convenience stores and food service. Our products are sold through a combination of direct salespeople, brokers and distributors. We believe that our direct salespeople combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Brokers act as agents for us within designated territories and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers.

A significant portion of the products marketed by us are sold through independent distributors. Food distributors purchase products from us for resale to retailers.

The brands sold in the U.S. include:

•
Garden Veggie™ snack products including Garden Veggie Straws®, Garden Veggie Chips, Flavor Burst™ and Apple Straws®, Terra® varieties of root vegetable chips, potato chips, and other exotic vegetable chips, Garden of Eatin’® tortilla chips and ParmCrisps®.
•
Tea products under the Celestial Seasonings® brand and include varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.
•
Baby and kid food products include infant and toddler formula, infant cereals, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® and Earth’s Best® Sesame Street (under license) brands.
•
Yogurt products include The Greek Gods® Greek-style yogurt products.
•
Personal care products include hand, skin, hair and sun care products under the Alba Botanica®, Avalon Organics® and JASON® brands.
•
Other products include Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths and soups.

Canada

Our products are sold throughout Canada. Our customer base consists principally of grocery supermarkets, club stores, mass merchandisers, natural food distributors, drug store chains, personal care distributors, and food service distributors. Our products are sold through our own retail direct sales force. We also utilize third-party brokers who receive commissions and sell to food service and retail customers. We utilize a third-party merchandising team for retail execution. As in the U.S., a portion of the products marketed by us are sold through independent distributors.

The brands sold in Canada include Yves Veggie Cuisine® refrigerated and frozen meat-alternative snacks and meals, vegetables and lentils, Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, Imagine® soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Other food and beverage brands include Celestial Seasonings® teas, Terra® chips and Garden Veggie™ and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON® and Live Clean® brands.

International Segment:

United Kingdom

In the United Kingdom, our products include baby and toddler food, soups, plant-based and meat-free dishes and meals, as well as ambient products such as jams, fruit spreads, jellies, honey, marmalades, nut butters, syrups and dessert sauces.

The products sold in the United Kingdom include Ella's Kitchen® premium organic infant and toddler foods, New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups, private label and Farmhouse Fare™ hot-eating desserts, Linda McCartney’s® (under license) chilled and frozen plant-based dishes and meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Clarks™ natural sweeteners and Robertson’s®, Frank Cooper’s® and Rose’s®(under license) marmalades and conserves. We also provide a comprehensive range of private label products to many grocery and organic food retailers, convenience stores and food service providers in the following categories: fresh soup, chilled desserts, meat-free dishes and meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland but are also sold in Europe and other parts of the world. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores, e-commerce retailers and wholesalers.

Western Europe

Our products sold by the Western Europe reporting unit include, among others, products sold under the Joya®, Lima® and Natumi® brands. The Lima® brand includes a wide range of organic products such as soy sauce, plant-based beverages, tea and coffee alternatives and grain cakes, as well as grains, pasta, cereals, miso, snacks, spreads, soups and condiments. Our Natumi® brand includes plant-based beverages, including rice, soy, oat and spelt. Our Joya® brand includes soy, oat, rice and nut-based drinks as well as plant-based yogurts, desserts and creamers. We also sell our Hartley’s® jams, fruit spreads and jellies, Terra® varieties of root vegetable and potato chips, Celestial Seasonings® teas, Linda McCartney’s®(under license) frozen plant-based dishes and meals, Cully & Sully® chilled soups and ready meals, Happy Rice® drink and private label products in Western Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and Africa. Our products are sold using our own direct sales force and local distributors.

Customers

Walmart Inc. and its affiliates together accounted for approximately 18%, 16% and 15% of our consolidated sales for the fiscal years ended June 30, 2023, 2022 and 2021, respectively, which was related to both of our reportable segments, North America and International. No other customer accounted for at least 10% of our net sales in any of the past three fiscal years.

Foreign Operations

We sell our products to customers worldwide. Sales outside of the U.S. represented approximately 46%, 43% and 45% of our consolidated net sales in fiscal 2024, 2023 and 2022, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, across the digital and omni channel ecosystem, communicating both in-store and online. We use a combination of trade and consumer advertising and promotion. Trade advertising and promotion includes placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in prominent and secondary locations.

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

We also utilize marketing arrangements with third parties to help create awareness and advocacy. For example, our Earth’s Best® brand has an agreement with PBS Kids and Sesame Workshop in North America, leveraging popular characters for on and off packaging communications. We also leverage various influencers to help increase brand reach and relevance.

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

Production

Manufacturing

During fiscal 2024, 2023 and 2022, approximately 65%, 58% and 51%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•
Boulder, Colorado, which produces Celestial Seasonings® teas;
•
Mountville, Pennsylvania, which produces Garden Veggie™, Sensible Portions® and Terra® snack products;
•
Lancaster, Pennsylvania, which produces snack products;
•
York, Pennsylvania, which produces ParmCrisps®;
•
Vancouver, British Columbia, which produces Yves Veggie Cuisine® plant-based snacks and meals; and
•
Mississauga, Ontario, which produces Live Clean®, Alba Botanica®, Avalon Organics®, and JASON® personal care products.

Our International reportable segment operates the following manufacturing facilities:

•
Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Clarks™;
•
Grimsby, England, which produces our New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups;
•
Clitheroe, England, which produces our private label and Farmhouse FareTM hot-eating desserts;
•
Fakenham, England, which produces Linda McCartney’s® (under license) meat-free frozen and chilled dishes and meals;
•
Troisdorf, Germany, which produces Natumi®, Lima®, Joya® and other plant-based beverages and private label products;
•
Oberwart, Austria, which produces our Lima® and Joya® plant-based foods and beverages, creamers, cooking creams and private label products; and

•
Schwerin, Germany, which also produces our Lima® and Joya® plant-based foods and beverages and private label products.

See “Item 2: Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and their specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2024, 2023 and 2022, approximately 35%, 42% and 49%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

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

Agricultural commodities and ingredients are subject to price volatility which can be caused by a variety of factors. We attempt to mitigate the input price volatility with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies.

Competition

We operate in a highly competitive environment. Our products compete with both large conventional packaged goods companies and natural and organic packaged foods companies. Many of these competitors enjoy significantly greater resources. Large conventional packaged foods competitors include Campbell Soup Company, Conagra Brands, Inc., Danone S.A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellanova, Mondelez International, Inc., Nestle S.A. and PepsiCo, Inc. Large conventional personal care products companies with whom we compete include, but are not limited to, The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter & Gamble Company and S. C. Johnson & Son, Inc. Certain of these large conventional packaged foods and personal care companies compete with us by selling both conventional products and natural and/or organic products. In addition to these competitors, in each of our categories we compete with many regional and small, local niche brands. Given limited retailer shelf space and merchandising events, competitors actively support their respective brands with marketing, advertising and promotional spending. In addition, most retailers market similar items under their own private label, which compete for the same shelf space.

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive consumer packaged goods industry. We generally register our trademarks and brand names in the U.S., Canada, the European Union, and the U.K. and/or other foreign countries depending on the area of distribution of the applicable products. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We monitor trademark registers worldwide and take action to enforce our rights as we deem appropriate. We believe that our trademarks are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business.

We also market products under brands licensed under trademark license agreements, including Linda McCartney’s®, Rose’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products, as well as the Paddington Bear image on certain of our Robertson’s® products.

Government Regulation

We are subject to extensive regulations in the U.S. by federal, state and local government authorities. In the U.S., the federal agencies governing the manufacture, marketing and distribution of our products include, among others, the Federal Trade Commission (“FTC”), the United States Food & Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the United States Environmental Protection Agency (“EPA”) and the Occupational Safety and Health Administration (“OSHA”). Under various statutes, these agencies prescribe and establish, among other things, the requirements and standards for quality, safety and representation of our products to the consumer in labeling and advertising.

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

In the U.S., each of our own food manufacturing facilities has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, each such facility has at least one Preventive Controls Qualified Individual (“PCQI”) who has successfully completed training equivalent to that received under a standardized curriculum recognized by the FDA.

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

In the U.S., our organic products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International (“QAI”), a third-party certifying agency. For products marketed as organic outside of the U.S., we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products or reciprocity, where available.

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
•
our policies related to corporate governance, including our Code of Conduct applying to our directors, officers and employees (including our principal executive officer and principal financial and accounting officers) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and The Nasdaq Stock Market LLC; and
•
the charters of the Audit, Compensation and Talent Management, Corporate Governance and Nominating and Strategy Committees of our Board of Directors.

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

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K and in the other documents that we file from time to time with the SEC.

Risks Related to Our Business, Operations and Industry

Our markets are highly competitive.

We operate in highly competitive geographic and product markets. Numerous brands and products compete for limited retailer shelf space, where competition is based on product quality, brand recognition, brand loyalty, price, product innovation and variety, packaging, convenience, promotional activity, availability and taste among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products.

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales, technical and operational resources. Conventional food companies, including but not limited to Campbell Soup Company, Conagra Brands, Inc., Danone S. A., General Mills, Inc., The Hershey Company, The J.M. Smucker Company, Kellanova, Mondelez International, Inc., Nestle S.A. and PepsiCo, Inc., and conventional personal care products companies, including but not limited to The Clorox Company, Colgate-Palmolive Company, Johnson & Johnson, The Procter & Gamble Company and S. C. Johnson & Son, Inc., may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share, which may result in an adverse impact on our profitability.

If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform and efficient distribution channels. The inability or failure of any supplier of raw materials, independent contract manufacturer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. If we do not continuously monitor our inventory and product mix against forecasted demand, we risk having inadequate supplies to meet consumer demand or alternatively having too much inventory on hand that may reach its expiration date and become unsaleable. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

We must also manage our third-party distribution, warehouse and transportation providers to ensure they are able to support the efficient distribution of our products to retailers. A disruption in transportation services could result in an inability to supply materials to our or our co-manufacturers’ facilities or finished products to our distribution centers or customers. Activity at third-party distribution centers could be disrupted by a number of factors, including labor issues, quality control issues, failure to meet customer standards, natural disasters or financial issues affecting the third-party providers.

If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand and customer orders, our sales and profitability could be materially adversely impacted.

Our future results of operations may be adversely affected by input cost inflation, including with respect to freight and other distribution costs.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures. Agricultural commodities and ingredients are subject to price volatility that can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters (including due to the effects of climate change), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies among other factors. Volatile fuel costs and other factors translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, freight and other distribution costs for our products and packaging costs. In recent years, the cost of distribution has generally increased due to an increase in transportation and logistics costs. Transportation costs are increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues.

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

For the fiscal years ended June 30, 2024, 2023 and 2022, approximately 65%, 58% and 51%, respectively, of our sales were derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters, governmental actions or other events beyond our control, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. Labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

Loss of one or more of our independent contract manufacturers could adversely affect our business.

During fiscal 2024, 2023 and 2022, approximately 35%, 42% and 49%, respectively, of our sales were derived from products manufactured at independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers or fail to retain co-manufacturers for newly acquired or developed products or brands, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of organic, natural and better-for-you products, and could be harmed if consumer demand for such categories were to decrease. During an economic downturn or inflationary environment, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products. Moreover, consumer preferences continuously evolve due to a variety of factors, including changes in demographics, consumption patterns and diet trends (including as a result of the use of weight loss drugs), channel preferences, pricing, product quality, packaging and perceptions of certain ingredients, among others. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort depends on our ability to anticipate changes in consumers’ preferences, the availability of funding, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, the success of management’s go-to-market strategy and competitor responses such as increased promotional activity or advertising.

In addition, over the past several years, we have seen a shift in consumption towards the e-commerce channel and may see a more substantial shift in the future. Some products we sell via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. The growth in e-commerce has also encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

A significant percentage of our sales is concentrated among a small number of customers, and consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to customers at the right price. A significant percentage of our sales is concentrated among a small number of customers. For example, sales to Walmart Inc. and its affiliates approximated 18%, 16% and 15% of sales during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. With the growing trend toward retail trade consolidation, the growing presence of large-format retailers, discounters and e-commerce retailers, and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers that may have greater bargaining strength than we do. Retailers may use their leverage to demand higher trade discounts, allowances, slotting fees or increased investment, which could result in reduced sales or profitability in certain markets. Our customers are generally not contractually obligated to purchase from us and their decision to purchase from us is driven by multiple factors, including consumer preferences and demand, price, product quality, customer service performance, availability and other factors. The loss of any large customer, a reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

We may not be successful in achieving the goals of our Hain Reimagined Program or other strategic initiatives.

In September 2023, our Board of Directors approved the Hain Reimagined Program, a multi-year global growth and transformation program for sustained growth. The Hain Reimagined Program is intended to optimize the Company’s portfolio, improve underlying profitability and increase its flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The successful implementation of the Hain Reimagined Program may present organizational challenges and, in some cases, may require successful negotiations with third parties. As a result, we may not be able to fully realize the anticipated benefits from the Hain Reimagined Program, including as a result of factors outside our control. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing such benefits on our expected timetable. If we are unable to fully realize the anticipated benefits or savings from the Hain Reimagined Program, our ability to enhance our profitability and fund other initiatives may be adversely affected. Any failure to implement the Hain Reimagined Program in accordance with our expectations could adversely affect our business, results of operations, cash flows and financial condition. Further, our initiatives may result in unintended consequences, such as business disruptions, distraction of management and employees, reduced morale and productivity, unexpected employee attrition, an inability to attract key personnel and negative publicity. If we are unable to fully realize the growth, savings and transformation benefits of the Hain Reimagined Program, our results of operations and profitability may be materially and adversely impacted.

We rely on independent distributors for a substantial portion of our sales.

In the United States and other markets, we rely upon sales made by or through non-affiliated distributors to customers. Distributors purchase directly for their own account for resale. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to successfully expand the distribution of our products.

We are subject to risks associated with our international sales and operations, including foreign currency, compliance and trade risks.

For the fiscal years ended June 30, 2024, 2023 and 2022, approximately 46%, 43% and 45%, respectively, of our consolidated sales were generated outside the United States. Sales from outside our United States (“U.S.”) markets may continue to represent a significant portion of our consolidated sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•
difficulties in managing a global enterprise, including differing labor standards and design and implementation of effective control environment processes across our diverse operations and employee base;
•
compliance with U.S. laws affecting operations outside of the United States, such as the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations;
•
difficulties associated with operating under a wide variety of complex foreign laws, treaties and regulations, including compliance with food safety regulations, marketing and labeling laws and regulations, antitrust and competition laws, anti-modern slavery laws, anti-bribery and anti-corruption laws, data privacy laws, including the European Union General Data Protection Regulation (“GDPR”), tax laws and regulations and a variety of other local, national and multi-national regulations and laws;
•
tariffs, quotas, trade barriers or sanctions, other trade protection measures and import or export licensing requirements imposed by governments that might negatively affect our sales, including, but not limited to, Canadian and European Union tariffs imposed on certain U.S. food and beverages;
•
currency exchange rate fluctuations;
•
varying abilities to enforce intellectual property and contractual rights;

•
periodic economic downturns and the instability of governments, including default or deterioration in the credit worthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, instability in the financial services sector, expropriation and other economic or political uncertainties; and
•
greater risk of uncollectible accounts and longer collection cycles.

Our future results of operations may be adversely affected by the availability of natural and organic ingredients.

Our ability to ensure a continuing supply of natural and organic ingredients used in certain of our products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, climate conditions, increased demand for natural and organic ingredients by our competitors for these scarce ingredients, global unrest, changes in national and global economic conditions and currency fluctuations.

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

We have outsourced certain business processes in the areas of supply chain, accounting and information technology to managed service providers, globally. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve the expected cost savings or efficiencies and could result in additional costs to correct errors made by such service providers. Moreover, we have diminished control over the quality and timeliness of the outsourced services, including the cybersecurity protections implemented by these third parties. As a result of these outsourcing arrangements, we may experience interruptions or delays in our processes, loss or theft of sensitive data or other cybersecurity issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.

Geopolitical conflicts could continue to cause challenges and create risks for our business.

Our business, financial conditions and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. Although we have no material assets in Russia, Belarus, Ukraine, Israel, China or Taiwan, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war and rising tensions in the Middle East and between China and Taiwan. In particular, these conflicts have added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. Geopolitical conflicts may also result in an increased risk of cybersecurity incidents or disruptions to information systems. Although we are continuing to monitor and manage the impacts of these conflicts on our business, such conflicts and the related economic impacts could continue to have a material adverse effect on our business and operating results.

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

We rely on independent third-party certifications, such as certifications of our products as “organic,” “Non-GMO” or “kosher,” to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we can lose our “kosher” certification if a manufacturing plant and raw materials do not meet the requirements of the appropriate kosher supervision organization. The loss of any independent certifications could adversely affect our market position as an organic and natural products company, which could harm our business.

We may not be able to attract and retain the highly skilled people we need to support our business.

We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results.

We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes.

The Company is subject to taxes in the U.S. and foreign jurisdictions where the Company’s subsidiaries are organized. Tax rates in the U.S. and various foreign jurisdictions have been and may continue to be subject to significant change. The Organization for Economic Cooperation and Development (“OECD”) has introduced a framework to implement a global minimum corporate income tax. To the extent that additional OECD guidance leads to legislative changes in countries where we operate, it is possible the changes may adversely impact our effective tax rate. This new minimum tax is not expected to be material to the Company. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, sales or value-added tax, or other changes in the application of existing taxes, may have an adverse effect on our business or on our results of operations.

Risks Related to Our Reputation, Brands, Intangible Assets and Intellectual Property

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2024, we had goodwill of $929.3 million and trademarks and other intangibles assets of $244.8 million, which in the aggregate represented 55.4% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable), less any amounts ascribed to disposed businesses. The fair value of trademarks and other intangibles exceeded or represented the net carrying value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2024 and fiscal 2023, we recorded aggregate non-cash impairment charges of $44.6 million and $174.9 million, respectively, related to certain trademarks and intangible assets to reduce their carrying value to their estimated fair value. The incurrence of additional impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge. For further information, see Note 8, Goodwill and Other Intangible

Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, and Critical Accounting Estimates, in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

If the reputation of our Company or our brands erodes significantly, it could have a material impact on our business.

Our financial success is directly dependent on the perception of our Company and our brands among our customers, consumers, employees and other constituents. Our results could be negatively impacted if our Company or one or more of our brands suffers substantial damage to its reputation due to real or perceived issues related to the quality or safety of our products or the Company’s environmental, social or governance impact. Further, the growing use of social media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social media could seriously damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

Our inability to use our trademarks or the trademarks we license from third parties could have a material adverse effect on our business.

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industries. Although we endeavor to protect our trademarks and tradenames, these efforts may not be successful, and third parties may challenge our right to use one or more of our trademarks or tradenames. We believe that our trademarks and tradenames are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business, results of operations and financial condition. In addition, if, in the course of developing new products or improving existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations.

In addition, we market products under brands licensed under trademark license agreements, including Linda McCartney’s®, Rose’s®, the Sesame Street name and logo and other Sesame Workshop intellectual property on certain of our Earth’s Best® products. We believe that these trademarks have significant value and are instrumental in our ability to market and sustain demand for those product offerings. If in the future we are unable to enforce, renew or renegotiate our licensing arrangements on terms acceptable to us, our financial results could be materially and adversely affected.

Risks Related to Economic and Financial Considerations

Currency exchange rate fluctuations could adversely affect our consolidated financial results and condition.

We are subject to risks related to fluctuations in currency exchange rates. Our consolidated financial statements are presented in U.S. Dollars, requiring us to translate our assets, liabilities, revenue and expenses into U.S. Dollars. As a result, changes in the values of currencies may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements even if their value has not changed in their original currency. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions or geopolitical instability have had, and could continue to have, an adverse impact on our financial performance.

Disruptions in the worldwide economy and the financial markets may adversely impact our business and results of operations.

Adverse and uncertain economic and market conditions, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income and declines in consumer confidence, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings, which may adversely affect our results of operations. Consumers may also reduce the number of organic and natural products that they purchase where there are less expensive conventional or private label alternatives. Distributors and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and, therefore, could adversely impact our sales and profitability.

Any default under our credit agreement could have significant consequences.

Our credit agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The credit agreement requires us to satisfy certain financial covenants, such as maintaining a maximum consolidated secured leverage ratio and a minimum consolidated interest coverage ratio. The credit agreement also contains restrictive covenants including, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt and liens, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans.

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

Risks Related to Cybersecurity and Technology

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We depend on information systems and technology, including public websites and cloud-based services, in substantially all aspects of our business, including communications among our employees and with suppliers, customers and consumers. Such uses of information systems and technology give rise to cybersecurity risks, including system disruption, security breach, malware, ransomware, theft, espionage and inadvertent release of information. We have become more reliant on mobile devices, remote communication and other technologies as part of the recent change in office working patterns, exacerbating our cybersecurity risk. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ information, private information about employees, and financial and strategic information about the Company and its business partners. As we pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and increased exposure to cybersecurity risk. In addition, the rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may intensify our cybersecurity risks. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. While we currently maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents and information technology failures, this insurance coverage may not, depending on the specific facts and circumstances surrounding an incident, cover any or all losses or types of claims that arise from an incident, or the damage to our business, reputation or brands that may result from an incident. As the frequency and magnitude of cybersecurity incidents increase globally, we may be unable to obtain the insurance coverage that we think is appropriate or necessary to offset the risk.

We have experienced cybersecurity threats and vulnerabilities in our systems and those of our third party providers. Although, to date, such prior events have not had a material impact on our financial condition, results of operations or financial condition, the potential consequences of a future material cybersecurity attack could be significant and could include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. For more information regarding the Company’s cybersecurity risk management, see Item 1C of this Annual Report on Form 10-K.

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

Risks Related to ESG Considerations

Climate change, and obligations related to climate change disclosure regulations, may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. The state of recent extreme weather and climate-related events, including historic droughts, heatwaves, wildfires, extreme cold and flooding, presents an alarming trend. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as vegetables, fruits, grains, beans and nuts. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

In recent years, regulators, consumers, customers, investors, employees and other stakeholders have focused on ESG matters and related disclosures. Changing rules, public disclosure regulations and stakeholder expectations have resulted in, and may continue to result in, increased management time and attention spent complying with or meeting such regulations and expectations. This rapidly changing environment may result in increased general and administrative expenses.

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

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, product contamination, food-borne illnesses, allergens or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products or cease operations, which could result in increased costs (including payment of fines and/or judgments, cleaning and remediation costs and legal fees, and costs associated with alternative sources of production), cancellation of customer orders and a decline in consumer confidence and demand, any of which could have a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-manufacturers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, an illness or physical harm, we may become subject to claims or lawsuits relating to such matters. For example, as discussed in Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products. Even if a claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products were mislabeled, unsafe or caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Our business could also be adversely affected if consumers lose confidence in the quality, safety and integrity of certain food products or ingredients, or the food safety system generally, even if such loss of confidence is unrelated to products in our portfolio. Although we maintain product liability and product recall insurance in an amount that we believe to be adequate, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, results of operations and financial condition.

Government regulation could subject us to civil and criminal penalties, and any changes in the legal and regulatory frameworks in which we operate could make it more costly or challenging to manufacture and sell our products.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations and other regulatory enforcement actions. We are subject to extensive regulations in the United States, United Kingdom, Canada, Europe, Asia, including India, and any other countries where we manufacture, distribute and/or sell our products. The conduct of our business is subject to numerous laws and regulations relating to the registration and approval of our products, sourcing, manufacturing, storing, labeling, marketing, advertising, content (including whether a product contains genetically modified ingredients), quality, safety, transportation, supply chain, traceability, distribution, packaging, disposal, recycling, employment and occupational health and safety, environmental, social and governance matters and reporting (including climate change), machine learning and artificial intelligence and data privacy and protection. Enforcement of existing laws and regulations, changes in legal or regulatory requirements and/or evolving interpretations of existing requirements may result in increased compliance costs or otherwise make it more costly or challenging to manufacture and sell our products, which could materially adversely affect our business, financial condition or operating results.

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

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union GDPR and the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), among other U.S. state laws. Failure to comply with GDPR or CCPA requirements or other data privacy laws could result in litigation, adverse publicity and significant penalties and damages. The law in this area continues to develop, and the changing nature of privacy laws could impact the Company’s processing of personal information related to the Company’s job applicants, employees, consumers, customers and vendors. The enactment of more restrictive laws, rules or regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant liability.

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

Risks Related to the Ownership of Our Securities

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our enterprise risk management framework considers cybersecurity risk alongside other applicable risks as part of our overall risk assessment process. Within our comprehensive enterprise risk management framework, our cybersecurity risk management program is focused on assessing, identifying, and managing risks arising out of our use of information technology (“IT”) including the risk of cybersecurity incidents and threats. The program is informed by recognized frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). Our cybersecurity team utilizes a variety of tools, processes and outside resources to continue to raise and maintain its maturity across the elements of NIST CSF.

Our cybersecurity risk management program includes a Cyber Security Incident Response Plan (“CSIRP”). Our CSIRP supports the Company in identifying, containing, and tracking cybersecurity incidents experienced by us or our third-party service providers or suppliers. The CSIRP was established to minimize the impact of cybersecurity incidents on our networks, IT systems, users and business processes, and to ensure the timely and accurate reporting of material cybersecurity incidents, should they occur. The execution of our CSIRP is led by our Chief Information Officer and Head of Business Services (“CIO”), with support from a designated IT Incident Response Manager leading an Incident Response Team consisting of subject matter experts, as well as our Executive Response Team when appropriate. In the event of an incident, these individuals work together to assess its severity, notify and brief the appropriate team members, escalate to our Board of Directors as needed, and implement containment procedures. The Company also conducts tabletop exercises to enhance incident response preparedness and engages third parties, including consultants and other professionals, on an as-needed basis to assess and support our cybersecurity practices and procedures.

Our cybersecurity risk management program is integrated into our operations and is widely communicated to employees through annual employee and contractor cybersecurity awareness training, which includes information about how to identify and report cybersecurity concerns and incidents. Our information technology organization also conducts phishing simulations and testing scenarios to help ensure compliance with our cybersecurity policies and procedures. These awareness measures are coupled with ongoing implementation of technology aimed to reduce vulnerabilities (including external testing and validation) and to monitor and assess threats. Our program includes monitoring on an ongoing basis by automated tools that detect threats and trigger alerts for assessment, investigation, and remediation by our information technology organization.

We maintain business continuity and disaster recovery plans to prepare for potential information technology disruptions. We also maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cyber incidents and information systems failures. Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors – Risks Related to Cybersecurity and Technology” for further information about these risks.

Cybersecurity Governance

Our Board of Directors has risk oversight responsibility for the Company, which it administers directly and with assistance from its committees. The Audit Committee assists the Board in its oversight of the cybersecurity risk management program. The Audit Committee is tasked with reviewing and receiving periodic reports from management regarding the Company’s information technology system controls and security and, at least annually, evaluating the adequacy of the Company’s information technology security program, compliance, governance processes, training and controls. The Audit Committee specifically oversees:

•
management’s evaluation of the potential impact of cybersecurity risk exposures on the Company’s business, financial results, operations and reputation,
•
the steps management has taken to monitor and mitigate such exposures,
•
major legislative and regulatory developments that could materially impact such exposure, and
•
the Company’s incident response planning (including escalation protocols), including with respect to the prompt reporting of material cybersecurity threats or incidents to management, the Audit Committee and the Board of Directors.

Our CIO periodically provides the Executive Leadership Team, which consists of the Company’s executive officers and other senior leaders, with cybersecurity briefings, information and trainings, and updates the Audit Committee on cybersecurity biannually or more frequently as appropriate. At any time, Board members may raise concerns regarding the Company’s cybersecurity posture and recommend changes regarding controls or procedures to management. Our CSIRP includes a process for incidents to be evaluated for material impact, with an escalation protocol requiring reporting of material incidents to the Executive Response Team and to the Board of Directors.

The CIO is the management position with primary responsibility for the development, operation, and maintenance of our cybersecurity risk management program. The CIO has deep experience in information systems and technology, including developing information and cybersecurity programs, roll-outs of new technology, information security audit and assessments, and cybersecurity operations focused on identification, mitigation and response to cybersecurity threats. The CIO has experience overseeing and executing technology strategies in complex, global, and matrixed environments. The CIO joined the Company in 2020, bringing over 15 years of experience leading IT strategy and change initiatives in the consumer packaged goods industry, and reports directly to our CEO.

Item 2. Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Global Headquarters	Hoboken, NJ	39,990	2034
Distribution - All brands	Allentown, PA	497,000	2032
Manufacturing and distribution center (Snack products)	Mountville, PA	161,000	2040
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing and distribution (Snack products)	Lancaster, PA	119,000	2031
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Manufacturing (Plant-based foods)	Vancouver, BC, Canada	76,000	Owned
Manufacturing and distribution (Snack products)	York, PA	71,000	2030
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2025
Distribution (Tea)	Boulder, CO	57,000	2031

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing (Plant-based foods and beverages)	Oberwart, Austria	117,000	At will
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	101,000	Owned
Distribution	Gent, Belgium	64,000	At will
Distribution	Niederziers, Germany	54,000	At will
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Distribution (Soups, hot-eating desserts, chilled products, grocery)	Peterborough, England	43,000	2026
Manufacturing (Hot-eating desserts)	Clitheroe, England	42,000	2031
Distribution	Loipersdorf, Austria	41,000	At will
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	36,000	Owned

We also lease space for other smaller offices and facilities in the United States, United Kingdom, Canada, Western Europe and other parts of the world.

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

Holders

As of August 21, 2024, there were 220 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2024, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended June 30, 2024, there were 4,899 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $6.78 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Share Repurchase Program

In January 2022, the Company's Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2024, the Company did not repurchase any shares under the repurchase program. As of June 30, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock during the period from June 30, 2019 through June 30, 2024 to the cumulative total shareholder return during such period on (1) the S&P SmallCap 600 Index and (2) the S&P Food & Beverage Select Industry Index (in which the Company is included).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2024 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the heading, “Forward-Looking Statements” at the beginning of this Form 10-K.

This MD&A generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 24, 2023 and is available on the SEC’s website at www.sec.gov.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial's products across snacks, baby & kids, beverages, meal preparation, and personal care, are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company's leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin'® snacks, Hartley’s® Jelly, Earth's Best® and Ella's Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, Yves® and Linda McCartney's® (under license) meat-free, and Avalon Organics® personal care, among others.

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”) intended to drive shareholder returns. The savings initiatives impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The Hain Reimagined Program is grounded on four strategic pillars:

•
Focus
o
Concentrate our portfolio in five consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, Meal Preparation, and Personal Care.
o
Simplify our footprint, maintaining direct presence in five key markets – United States (“U.S.”), Canada, United Kingdom (“U.K.”), Ireland, and Western Europe – and align our global operating model and footprint, leveraging scale and realizing synergies across the business.
•
Grow
o
Deliver share gain in key platforms where we have the most compelling right to win, through expanded channel reach and acceleration in our innovation pipeline.
•
Build
o
Enhance critical capabilities in brand building and effectiveness of marketing spend; expand reach across under-penetrated margin-accretive channels such as away-from-home and omni-channel e-commerce; and enhance our innovation capability to be more leading edge in BFY.
•
Fuel
o
Drive revenue growth management, working capital management and operational efficiency to fund growth and enhance margins.

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Hain Reimagined Program are expected to be $115 million - $125 million inclusive of potential inventory write-downs of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the fiscal year ended June 30, 2024, we incurred approximately $63 million of expenses associated with the Hain Reimagined Program, comprised of $60 million of restructuring charges and $3 million of expenses associated with inventory write-downs. Annualized pretax savings are expected to be $130 million - $150 million. As part of the Hain Reimagined Program, we initiated actions to consolidate our personal care manufacturing footprint and rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion. The Company also simplified its distribution footprint in the U.S., completed the sale of two non-core brands and initiated actions to rationalize office space and exit its non-strategic joint venture in India as part of the Focus and Fuel pillars of the Hain Reimagined Program.

Global Economic Environment

The duration and intensity of inflation fluctuations, the possibility of an impending recession, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict and the continuing conflict in the Middle East, may lead to increased supply chain expenses, and other business impacts. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2024 to Fiscal Year Ended June 30, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2024 and 2023 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2024		2023		Dollars	Percentage
Net sales	$1,736,286	100.0%	$1,796,643	100.0%	$(60,357)	(3.4)%
Cost of sales	1,355,454	78.1%	1,400,229	77.9%	(44,775)	(3.2)%
Gross profit	380,832	21.9%	396,414	22.1%	(15,582)	(3.9)%
Selling, general and administrative expenses	290,116	16.7%	289,233	16.1%	883	0.3%
Intangibles and long-lived asset impairment	76,143	4.4%	175,501	9.8%	(99,358)	(56.6)%
Productivity and transformation costs	27,741	1.6%	7,284	0.4%	20,457	280.8%
Amortization of acquired intangible assets	5,780	0.3%	10,016	0.6%	(4,236)	(42.3)%
Operating loss	(18,948)	(1.1)%	(85,620)	(4.8)%	66,672	(77.9)%
Interest and other financing expense, net	57,213	3.3%	45,783	2.5%	11,430	25.0%
Other expense (income), net	4,120	0.2%	(1,822)	(0.1)%	5,942	*
Loss before income taxes and equity in net loss of equity-method investees	(80,281)	(4.6)%	(129,581)	(7.2)%	49,300	(38.0)%
Benefit for income taxes	(7,820)	(0.5)%	(14,178)	(0.8)%	6,358	(44.8)%
Equity in net loss of equity-method investees	2,581	0.1%	1,134	0.1%	1,447	127.6%
Net loss	$(75,042)	(4.3)%	$(116,537)	(6.5)%	$41,495	(35.6)%

Adjusted EBITDA	$154,522	8.9%	$166,622	9.3%	$(12,100)	(7.3)%
Basic and diluted net loss per common share	$(0.84)		$(1.30)		$0.46	(35.4)%

* Percentage is not meaningful due to one or more amounts being negative.

Net Sales

Net sales in fiscal 2024 were $1.74 billion, a decrease of $60.4 million, or 3.4%, from net sales of $1.80 billion in fiscal 2023. Net sales, adjusted for the impact of divestitures and discontinued brands, decreased approximately $42.8 million, or 2.4%, from the prior year. The decrease in both net sales and adjusted net sales was due to a decline in the North America reportable segment, partially offset by growth in the International reportable segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $26.4 million. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2024 was $380.8 million, a decrease of $15.6 million, or 3.9%, from $396.4 million in fiscal 2023. Gross profit margin was 21.9% of net sales, compared to 22.1% in the prior year. The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume as well as by inflation and an increase in plant closure and warehouse consolidation related costs, partially offset by pricing and productivity. Gross profit in the International reportable segment increased during the fiscal year 2024 compared to the prior year, mainly driven by higher net sales due to pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $290.1 million in fiscal 2024, an increase of $0.9 million, or 0.3%, from $289.2 million in fiscal 2023. The modest increase was primarily due to higher employee compensation-related expenses partially offset by a decrease in selling expenses.

Intangibles and Long-Lived Asset Impairment

During the fiscal year ended June 30, 2024, the Company recognized aggregate non-cash impairment charges of $76.1 million, including (i) $44.6 million primarily related to ParmCrisps®, Thinsters®, Joya®, Happy™, and certain North America personal care intangible assets (Alba Botanica®, Avalon Organics®, and JASON®) and (ii) a $20.7 million charge related to our Bell, CA production facility in the North America reportable segment.

During the fiscal year ended June 30, 2023, the Company recognized aggregate non-cash impairment charges of $175.5 million, primarily related to the ParmCrisps®, Thinsters®, Imagine®, Joya®, and Queen Helene® indefinite-lived trademarks and ParmCrisps® definite lived customer relationships, which reduced the carrying value of such assets to their estimated fair value.

See Note 6, Property, Plant and Equipment, Net, Note 8, Goodwill and Other Intangible Assets and Note 15, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Productivity and Transformation Costs

Productivity and transformation costs were $27.7 million in fiscal 2024, an increase of $20.5 million or 280.8% from $7.3 million in fiscal 2023. The increase was primarily due to the recognition of restructuring costs incurred in connection with the Hain Reimagined Program, including reorganization of global functions and related personnel resource requirements and rationalizing our sourcing and supply chain processes.

Productivity and transformation costs of $27.7 million in fiscal 2024 are primarily comprised of consultancy and employee-related costs in the amount of $20.7 million and $7.0 million, respectively. Both costs are associated with the Hain Reimagined Program. The consulting fees include managing the mobilization of the restructuring program, redesigning the Company’s operating model, including the reorganization of global functions and related personnel resource requirements, and rationalizing the Company’s sourcing and supply chain processes. See Note 18, Transformation Program, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Amortization of Acquired Intangible Assets

Amortization of acquired intangible assets was $5.8 million in fiscal 2024, a decrease of $4.2 million, or 42.3%, from $10.0 million in fiscal 2023, primarily reflecting reduced amortization expenses due to impairment of the ParmCrisps® customer relationships recognized in the third quarter of fiscal 2023. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Operating Loss

Operating loss in fiscal 2024 was $18.9 million compared to $85.6 million in fiscal 2023 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $57.2 million in fiscal 2024, an increase of $11.4 million, or 25.0%, from $45.8 million in the prior year. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense (Income), Net

Other expense, net totaled $4.1 million in fiscal 2024 compared to other income, net of $1.8 million in the prior year. Other expense, net primarily reflected the recognition of a loss on sale of the Thinsters® cookie business and Queen Helene® brand and net foreign currency gains during fiscal 2024. Other income, net was primarily comprised of a gain on sale of the Westbrae Natural® brand (“Westbrae”), partially offset by the recognition of net foreign currency losses in the prior year. See Note 4, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2024 was $80.3 million compared to $129.6 million in fiscal 2023. The decrease was due to the items discussed above.

Benefit for Income Taxes

The benefit for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $7.8 million for fiscal 2024 compared to $14.2 million for fiscal 2023.

The effective income tax rate was 9.7% and 10.9% of pre-tax income for the fiscal year ended June 30, 2024 and 2023, respectively. The effective income tax rate for the year ended June 30, 2024 was primarily impacted by the recognition of a valuation allowance as a result of the reduction in deferred tax liabilities due to the above-noted impairment charges on intangible assets, offset by increased foreign earnings.

The effective income tax rate for the twelve months ended June 30, 2023 was primarily impacted by the establishment of federal valuation allowances against the Company's deferred tax assets offset by foreign earnings.

Our effective tax rate may change from period-to-period based on recurring and nonrecurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

See Note 11, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2024 was $2.6 million compared to $1.1 million for fiscal 2023. The change was attributable to higher investee losses. See Note 14, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Loss

Net loss for fiscal 2024 was $75.0 million, or $0.84 per diluted share, compared to $116.5 million, or $1.30 per diluted share, in fiscal 2023. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $154.5 million and $166.6 million for fiscal 2024 and 2023, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the fiscal years ended June 30, 2024 and 2023:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net Sales
Fiscal 2024	$1,055,527	$680,759	$—	$1,736,286
Fiscal 2023	$1,139,162	$657,481	$—	$1,796,643
$ change	$(83,635)	$23,278	n/a	$(60,357)
% change	(7.3)%	3.5%	n/a	(3.4)%

Adjusted EBITDA
Fiscal 2024	$98,728	$94,974	$(39,180)	$154,522
Fiscal 2023	$123,443	$82,945	$(39,766)	$166,622
$ change	$(24,715)	$12,029	$586	$(12,100)
% change	(20.0)%	14.5%	1.5%	(7.3)%

Adjusted EBITDA margin
Fiscal 2024	9.4%	14.0%	n/a	8.9%
Fiscal 2023	10.8%	12.6%	n/a	9.3%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for fiscal 2024 were $1.1 billion, a decrease of $83.6 million, or 7.3%, from net sales of $1.1 billion in fiscal 2023. The decrease in net sales was primarily due to lower sales in the baby & kids category on account of continued industry-wide challenges in organic formula supply as well as decline in the personal care category. The decrease was partially offset by growth in the beverage category.

Adjusted EBITDA in fiscal 2024 was $98.7 million, a decrease of $24.7 million from $123.4 million in fiscal 2023. The decrease was primarily driven by lower volume and inflation, partially offset by pricing. Adjusted EBITDA margin was 9.4%, a 148-basis point decrease from the prior year.

International

Net sales in the International reportable segment for fiscal 2024 were $680.8 million, an increase of $23.3 million, or 3.5%, from net sales of $657.5 million in fiscal 2023. The increase reflected 4.2% of growth from the favorable impact of foreign currency exchange rates. Excluding the favorable impact of foreign currency exchange rates, net sales decreased slightly due to lower sales in the snack category, partially offset by growth in the meal preparation and beverages categories due to strong private label performance.

Adjusted EBITDA in fiscal 2024 was $95.0 million, an increase of $12.0 million from $82.9 million in fiscal 2023. The increase was primarily driven by pricing and deflation, partially offset by lower volumes. Adjusted EBITDA margin was 14.0%, a 134-basis point increase from the prior year.

Corporate and Other

Corporate and Other expenses remained relatively flat compared to fiscal 2023. Refer to Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

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

Amended and Restated Credit Agreement

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100 million in the aggregate, consisting of (1) $300 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440 million U.S. revolving credit facility and $360 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026. The Company’s obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period”). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00. As of June 30, 2024, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 3.74:1.00, 3.74:1.00 and 3.43:1.00, respectively, and the Company was in compliance with all associated covenants.

During the Second Amendment Period, loans under the Credit Agreement bears interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2024 was 7.97%. During fiscal 2022, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2024 was 6.83%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of June 30, 2024, there were $475.0 million of loans under the Revolver, $270.6 million of Term Loans, and $3.2 million of letters of credit outstanding under the Credit Agreement. As of June 30, 2024 and June 30, 2023, $321.8 million and $254.5 million, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants.

Our cash and cash equivalents balance increased $0.9 million at June 30, 2024 to $54.3 million as compared to $53.4 million at June 30, 2023. Our working capital was $275.6 million at June 30, 2024, a decrease of $83.4 million from $358.9 million at the end of fiscal 2023. Additionally, our total debt decreased by $84.7 million at June 30, 2024 to $744.1 million as compared to $828.7 million at June 30, 2023 as a result of net repayments carried out during the year.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of June 30, 2024, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(Amounts in thousands)	2024	2023	Change in Dollars
Cash flows provided by (used in):
Operating activities	$116,355	$66,819	$49,536
Investing activities	(23,922)	(19,640)	(4,282)
Financing activities	(89,729)	(63,060)	(26,669)
Effect of exchange rate changes on cash	(1,761)	3,733	(5,494)
Net increase (decrease) in cash and cash equivalents	$943	$(12,148)	$13,091

Cash provided by operating activities was $116.4 million for the fiscal year ended June 30, 2024, an increase of $49.5 million from $66.8 million in the prior year. This increase versus the prior year resulted primarily from higher cash generation of $101.7 million from our working capital accounts, which was driven by our accounts payable optimization initiatives and focused inventory management, partially offset by a reduction in accounts receivable recovery. The increase was also partially offset by a reduction of $52.1 million in net loss adjusted for non-cash charges in the current year.

Cash used in investing activities was $23.9 million for the fiscal year ended June 30, 2024, an increase of $4.3 million from $19.6 million in the prior year. The increase in cash utilization by investing activities was primarily due to higher capital expenditures in the current year of $5.6 million related to the phasing of capital projects, partially offset by an increase in proceeds from business divestitures of $1.7 million compared to the prior year. See Note 4, Dispositions, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Cash used in financing activities was $89.7 million for the fiscal year ended June 30, 2024, an increase of $26.7 million compared to $63.1 million in the prior year. The increase in cash utilization in financing activities was primarily due to higher net debt repayments during fiscal year 2024.

Free Cash Flow

Our Free Cash Flow was $82.9 million for fiscal 2024, an increase of $44.0 million from fiscal 2023. The increase in Free Cash Flow primarily resulted from an increase in cash flow provided by operations of $49.5 million driven by the reasons explained above, partially offset by higher capital expenditures. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to Free Cash Flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2024, the Company did not repurchase any shares under the repurchase program. As of June 30, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

To present net sales adjusted for the impact of divestitures and discontinued brands, the net sales of a divested business or discontinued brand are excluded from all periods. A reconciliation between reported net sales and net sales adjusted for the impact of divestitures and discontinued brands is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended 6/30/24	$1,055,527	$680,759	$1,736,286
Divestitures and discontinued brands	(19,519)	(1,682)	(21,201)
Net sales adjusted for divestitures and discontinued brands - Twelve months ended 6/30/24	$1,036,008	$679,077	$1,715,085

Net sales - Twelve months ended 6/30/23	$1,139,162	$657,481	$1,796,643
Divestitures and discontinued brands	(36,093)	(2,662)	(38,755)
Net sales adjusted for divestitures and discontinued brands - Twelve months ended 6/30/23	$1,103,069	$654,819	$1,757,888

Net sales (decline) growth	(7.3)%	3.5%	(3.4)%
Impact of divestitures and discontinued brands	1.2%	0.2%	1.0%
Net sales (decline) growth adjusted for divestitures and discontinued brands	(6.1)%	3.7%	(2.4)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), certain litigation and related costs, CEO succession costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, losses (gains) on sales of assets, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

	Fiscal Year Ended June 30,
(Amounts in thousands)	2024	2023
Net loss	$(75,042)	$(116,537)

Depreciation and amortization	44,665	50,777
Equity in net loss of equity-method investees	2,581	1,134
Interest expense, net	54,232	43,936
Benefit for income taxes	(7,820)	(14,178)
Stock-based compensation, net	12,704	14,423
Unrealized currency losses	17	929
Litigation and related costs(a)	7,262	(1,369)
Restructuring activities
Productivity and transformation costs	27,741	7,284
Plant closure related costs, net	5,251	94
Warehouse/manufacturing consolidation and other costs, net	995	1,026
CEO succession	—	5,113
Acquisitions, divestitures and other
Loss (gain) on sale of assets	4,384	(3,529)
Transaction and integration costs, net	(34)	2,018
Impairment charges
Intangibles and long-lived asset impairment	76,143	175,501
Other	1,443	—
Adjusted EBITDA	$154,522	$166,622

(a)
Expenses and items relating to securities class action, baby food litigation, and SEC investigation.

Free Cash Flow

In our internal evaluations, we use the non-GAAP financial measure “Free Cash Flow.” The difference between Free Cash Flow and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Free Cash Flow reflects the impact of purchases of property, plant and equipment (capital expenditure). Since capital expenditure is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital expenditure when evaluating our cash flows provided by or used in operating activities. We view Free Cash Flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Free Cash Flow in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$116,355	$66,819
Purchases of property, plant and equipment	(33,461)	(27,879)
Free Cash Flow	$82,894	$38,940

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments and operating leases. See Note 7, Leases, and Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

We may elect not to perform the qualitative assessment for some or all reporting units and instead perform a quantitative impairment test. The estimate of the fair values of our reporting units are based on the best information available as of the date of the assessment. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. We generally use a blended analysis of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Method (“GPCM”) market approach.

The DCF method estimates the value based on the present value of estimated future cash flows and economic benefits that are expected to be produced. Considerable management judgment is necessary to evaluate the impact of operating and external economic factors in estimating our future cash flows. The assumptions we use in our tests include projections of growth rates and profitability, our estimated working capital needs, as well as our weighted average cost of capital (“WACC”).

The GPCM approach estimates the value of a reporting unit through analysis of recent sales of comparable assets or business entities by comparing it to comparable publicly-disclosed transactions in similar businesses. Estimates used in the guideline public company method include the identification of similar businesses with comparable business factors.

The key assumptions used in our quantitative impairment tests are inherently uncertain. They require a high degree of estimation and are subject to change based on, among other factors, industry and geopolitical conditions, our ability to navigate changing macroeconomic conditions and trends and the timing and success of strategic initiatives. Changes in economic and operating conditions impacting the assumptions we made could result in goodwill impairment in future periods. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.

As of June 30, 2024, the carrying value of goodwill was $929.3 million, which was ascribed to five reporting units. The Company completed its annual goodwill impairment test on the first day of the fourth quarter of fiscal 2024, in conjunction with its budgeting and forecasting process for fiscal year 2025 and concluded that no impairment existed at any of its reporting units. Such test provided similar results to our interim test performed as of March 31, 2024, as discussed further herein.

During our annual impairment assessment and in subsequent interim quarters, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if an interim impairment test is necessary. If assumptions are not achieved or market conditions decline, potential impairment charges could result. Impairments to goodwill may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (i.e., as a result of changes in interest rates or other conditions), lower than expected sales and profit growth rates, changes in industry EBITDA multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

As a result of indicators of impairment which included a significant decline in the Company’s market capitalization and impairment charges recorded during the three months ended March 31, 2024 within the U.S. reporting unit (see Note 8, Goodwill and Other Intangible Assets and Note 6, Property, Plant and Equipment, Net in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K), the Company completed an interim impairment test of all reporting units. For the U.K., Western Europe, Canada, and Ella's Kitchen U.K., reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company concluded that for the reporting units where a qualitative evaluation was performed that the reporting units’ estimated fair values exceeded their carrying amounts. Three of these reporting units (U.K., Western Europe and Canada) were quantitatively tested in fiscal 2023 and as of the last quantitative testing date, their estimated fair values exceeded their respective carrying amounts by more than 17.0%.

For the U.S. reporting unit, we performed a quantitative test as of March 31, 2024 because of the decline in the operating results of the U.S. business. The fair value of the U.S. reporting unit was estimated utilizing a blended approach which included an income approach utilizing a DCF and the GPCM. The estimated fair value of the U.S. reporting unit exceeded its carrying value based on the testing performed. Holding all other assumptions used in the 2024 fair value measurement constant, a 50-basis-point increase in the WACC would not result in the carrying value of the reporting unit to be in excess of the fair value.

(Dollars in thousands)			Headroom
Reporting Unit	Fair Value	Adjusted Carrying Value	Dollars	Percentage
United States (U.S.)	$990,000	$932,109	$57,891	6.2%

The U.S. reporting unit is at risk of impairment in the event of unfavorable changes in assumptions, including forecasted future cashflows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors. We monitor our reporting units at risk of impairment for interim impairment indicators.

Should the fair values of any of our reporting units fall below their carrying amount because of reduced operating performance, market declines including a deterioration of the macroeconomic factors, changes in the discount rate, or other adverse conditions, goodwill impairment charges may be necessary in future periods. The calculation of the U.S. reporting unit WACC included a number of subjective inputs, including a company-specific risk premium of 4.0% to account for the riskiness of the assumed revenue growth and margin improvement within the financial forecasts used in the DCF.

We performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the individual reporting units. Such reconciliation often includes both qualitative and quantitative assessments as is the case with the Company’s reporting units as of March 31, 2024. When an entity performs a qualitative assessment for some reporting units but proceeds to a quantitative assessment for others, reconciling the overall market capitalization to the aggregate fair value of reporting units can be challenging and requires significant judgment. There is no requirement to determine the fair value of reporting units for which only a qualitative impairment test is performed. Therefore, when performing an overall comparison of the sum of the fair values of the individual reporting units to the market capitalization, we included the current year fair value for reporting units for which a quantitative test was performed, and we estimated the fair values for the reporting units for which qualitative tests were performed using a reasonable methodology. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of acquired tradenames and trademarks. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-life intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty payments” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified.

The Company performs an indefinite-lived asset impairment test annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In accordance with ASC 350, we may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If an entity elects to perform a qualitative assessment, it first shall assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. One procedure we perform during interim periods to determine whether indicators of impairment are present includes a comparison of net sales used in the most recent quantitative impairment tests to forecasted net sales for the same fiscal year (or balance of the fiscal year when performing an interim review) in order to identify brands for which the current fiscal year net sales are expected to be lower than the forecasted fiscal year net sales per the latest quantitative test. The performance of these brands is then reviewed by management to determine if the shortfall to forecasted net sales was related to events and circumstances that are expected to be temporary in nature, or if it was caused by a more pervasive issue that could serve as in impairment indicator (e.g., loss of key customers, discontinuance of certain product categories within a brand, etc.). We use this risk-based approach to determine which brands we would quantitatively test for impairment, whether as part of fiscal year annual impairment testing or an interim period test.

During the third quarter of 2024, we performed a qualitative assessment of our indefinite-lived intangible assets for impairment and determined that the indefinite-lived tradenames for certain North America personal care tradenames (namely, Alba Botanica®, Avalon Organics®, and JASON®), ParmCrisps® and Thinsters® should be quantitatively tested. The Company’s 2024 interim impairment testing resulted in the recognition of impairment charges for the following indefinite-lived tradenames, and other intangible assets: ParmCrisps®, Thinsters® and certain North America personal care tradenames. The Company recorded impairment charges and reduced the carrying amount of certain North America personal care tradenames to their estimated fair value of $13,000. During the fourth quarter of 2024, the North America personal care tradenames were reclassified from indefinite to definite-lived and ascribed a useful life of 10 years. See Note 8, Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During the fourth quarter of fiscal 2024, the Company recorded a non-cash impairment charge of $2,260 for its plant-based beverage brands: Happy™ and Joya® trademarks in connection with its annual test of such trademarks as discussed in Note 8, Goodwill and Other Intangible Assets. During the fourth quarter of 2024, such tradenames were reclassified from indefinite to definite-lived and ascribed a useful life of 10 years. The assets are part of the International reportable segment and have a remaining aggregate carrying amount of $3,761 as of June 30, 2024.

Stock-based Compensation

The Company utilizes a Monte Carlo simulation model to determine the fair value of market-based awards. The use of the Monte Carlo simulation model requires the Company to make estimates and assumptions, such as expected volatility, expected term and risk-free interest rate. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model.

Valuation Allowances for Deferred Tax Assets

Deferred tax assets arise when we recognize expenses in our financial statements that will be allowed as income tax deductions in future periods. Deferred tax assets also include unused tax net operating losses and tax credits that we are allowed to carry forward to future years. Accounting rules permit us to carry deferred tax assets on the balance sheet at full value after consideration of the four sources of income, namely taxable income in prior year carryback years, the future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences, to determine if the deferred tax assets are realizable. A valuation allowance must be recorded against a deferred tax asset if they are not realizable after considering the four sources of income. Our determination of our valuation allowances is based upon a number of assumptions, judgments and estimates, including the reversal pattern of existing temporary differences and forecasted earnings.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recent accounting pronouncements.

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea, hot-eating desserts and soup sales are stronger in colder months, while sales of snack foods, sunscreen and certain of our personal care products are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•
interest rates on debt and cash equivalents;
•
foreign exchange rates, generating translation and transaction gains and losses; and
•
ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2024, we had $746 million of variable rate debt outstanding under our Credit Agreement. We use interest rate swaps to hedge a portion of the interest rate risk related to our outstanding variable rate debt. As of June 30, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would have resulted in higher net interest expense of $4.1 million.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2024, approximately 46% of our consolidated net sales were generated from sales outside the U.S., while such sales outside the U.S. were 43% of net sales in fiscal 2023 and 45% of net sales in fiscal 2022. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would have decreased by approximately $39.3 million and $3.2 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2024. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss decreased by $9.0 million during the fiscal year ended June 30, 2024.

To manage that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis. We had approximately $131.8 million in notional amounts of cross-currency swaps at June 30, 2024. See Note 16, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as vegetables, fruits, oils, grains, beans, nuts, tea and herbs, spices, dairy products, plant-based surfactants, glycerin and alcohols, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. Although we sometimes hedge against fluctuations in the prices of the ingredients by using future or forward contracts or similar instruments, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted average cost of our primary inputs as of June 30, 2024. Based on our cost of goods sold during the fiscal year ended June 30, 2024, such a change would have resulted in an increase or decrease to cost of sales of approximately $110 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and Subsidiaries (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 27, 2024 expressed an unqualified opinion thereon.

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

Estimation of the Trade and Promotional Incentive Accrual

Description of the Matter

For the year ended June 30, 2024, the Company’s reported net sales were $1.7 billion. As described in Note 2 of the consolidated financial statements, the Company provides certain customers with trade and promotional incentive programs, which results in variable consideration in the Company’s contracts with its customers. The estimated costs of these programs are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of estimates of variable consideration specifically for the trade and promotional incentive accrual recorded at period end involves the use of judgment related to estimates of expected levels of performance and redemption rates.

Auditing the estimates of variable consideration for the trade and promotional incentive accrual is complex because the revenue recognized is determined based on significant management estimates. In particular, estimates are made for expected levels of performance and redemption rates. These estimates are based on historical performance of customers, types and levels of promotions offered, and claims received from customers. Changes in these assumptions can have a significant impact on the amount of the revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the trade and promotional incentive accrual process. For example, we tested controls over management’s review of significant assumptions, such as historical and estimated performance of customers, types and levels of promotions offered, actual and expected claims received from customers, management’s validation of the completeness and accuracy of the data used in making their estimates, and other controls such as their retrospective review analysis of prior period estimates.

To test the estimates of variable consideration for the trade and promotional incentive accrual, we performed audit procedures that included, among others, evaluating the assumptions used by the Company in establishing the estimates by comparing them to historical trends and third-party source information as well as performing detailed transactional testing of customer claim activity. We also tested the results of the Company’s retrospective review analyses performed on the prior year trade and promotional incentive accrual.

Valuation of the U.S. Reporting Unit

Description of the Matter

At June 30, 2024, the goodwill assigned to the Company’s U.S. reporting unit had a carrying value of approximately $641.0 million. As discussed in Note 2 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

Auditing the Company’s annual impairment test for the goodwill in the U.S. reporting unit is complex due to the significant judgments required to estimate the fair value of the reporting unit. The Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, such as projections of future revenue, future earnings before interest, tax, depreciation and amortization, the discount rate, and terminal growth rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the significant assumptions used in the fair value calculations as well as management’s review of the data used in the valuation of the reporting units.

To test the estimated fair value of the U.S. reporting unit, we performed audit procedures that included, among others, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, and to the historical results of the reporting unit, while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates and significant assumptions, such as projections of revenue growth rates and profitability by comparing management’s past projections to actual performance. We involved valuation specialists to assist in evaluating the Company’s methodology and key assumptions, including the discount rate and terminal growth rate. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the U.S. reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Jericho, New York

August 27, 2024

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2024 AND JUNE 30, 2023

(In thousands, except par values)

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$54,307	$53,364
Accounts receivable, less allowance for doubtful accounts of $1,517 and $2,750, respectively	179,190	160,948
Inventories	274,128	310,341
Prepaid expenses and other current assets	49,434	66,378
Total current assets	557,059	591,031
Property, plant and equipment, net	261,730	296,325
Goodwill	929,304	938,640
Trademarks and other intangible assets, net	244,799	298,105
Investments and joint ventures	10,228	12,798
Operating lease right-of-use assets, net	86,634	95,894
Other assets	27,794	25,846
Total assets	$2,117,548	$2,258,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,220	$134,780
Accrued expenses and other current liabilities	85,714	88,520
Current portion of long-term debt	7,569	7,567
Total current liabilities	281,503	230,867
Long-term debt, less current portion	736,523	821,181
Deferred income taxes	47,826	72,086
Operating lease liabilities, noncurrent portion	80,863	90,014
Other noncurrent liabilities	27,920	26,584
Total liabilities	1,174,635	1,240,732
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,867 and 111,339 shares, respectively; outstanding: 89,846 and 89,475 shares, respectively	1,119	1,113
Additional paid-in capital	1,230,253	1,217,549
Retained earnings	577,519	652,561
Accumulated other comprehensive loss	(137,245)	(126,216)
	1,671,646	1,745,007
Less: Treasury stock, at cost, 22,021 and 21,864 shares, respectively	(728,733)	(727,100)
Total stockholders’ equity	942,913	1,017,907
Total liabilities and stockholders’ equity	$2,117,548	$2,258,639

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2024, 2023 AND 2022

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2024	2023	2022
Net sales	$1,736,286	$1,796,643	$1,891,793
Cost of sales	1,355,454	1,400,229	1,464,352
Gross profit	380,832	396,414	427,441
Selling, general and administrative expenses	290,116	289,233	300,469
Intangibles and long-lived asset impairment	76,143	175,501	1,903
Productivity and transformation costs	27,741	7,284	10,174
Amortization of acquired intangible assets	5,780	10,016	10,214
Operating (loss) income	(18,948)	(85,620)	104,681
Interest and other financing expense, net	57,213	45,783	12,570
Other expense (income), net	4,120	(1,822)	(11,380)
(Loss) income before income taxes and equity in net loss of equity-method investees	(80,281)	(129,581)	103,491
(Benefit) provision for income taxes	(7,820)	(14,178)	22,716
Equity in net loss of equity-method investees	2,581	1,134	2,902
Net (loss) income	$(75,042)	$(116,537)	$77,873

Net (loss) income per common share:
Basic	$(0.84)	$(1.30)	$0.84
Diluted	$(0.84)	$(1.30)	$0.83

Shares used in the calculation of net (loss) income per common share:
Basic	89,750	89,396	92,989
Diluted	89,750	89,396	93,345

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FISCAL YEARS ENDED JUNE 30, 2024, 2023 AND 2022

(In thousands)

	Fiscal Year Ended June 30, 2024			Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022
	Pretax amount	Tax benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax expense	After tax amount
Net (loss) income			$(75,042)			$(116,537)			$77,873

Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(9,045)	$—	(9,045)	$30,197	$—	30,197	$(102,116)	$—	(102,116)
Change in deferred (losses) gains on cash flow hedging instruments	(2,007)	504	(1,503)	13,850	(3,471)	10,379	946	(146)	800
Change in deferred (losses) gains on fair value hedging instruments	(516)	128	(388)	247	(62)	185	633	(133)	500
Change in deferred (losses) gains on net investment hedging instruments	(126)	33	(93)	(3,242)	747	(2,495)	11,827	(2,485)	9,342
Total other comprehensive (loss) income	$(11,694)	$665	$(11,029)	$41,052	$(2,786)	$38,266	$(88,710)	$(2,764)	$(91,474)
Total comprehensive loss			$(86,071)			$(78,271)			$(13,601)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JUNE 30, 2024, 2023 AND 2022

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	109,507	$1,096	$1,187,530	$691,225	10,438	$(283,957)	$(73,008)	$1,522,886
Net income				77,873				77,873
Other comprehensive loss							(91,474)	(91,474)
Issuance of common stock pursuant to stock-based compensation plans	1,583	15	(15)					—
Employee shares withheld for taxes					724	(32,663)		(32,663)
Repurchases of common stock					10,626	(409,065)		(409,065)
Stock-based compensation expense			15,611					15,611
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JUNE 30, 2024, 2023 AND 2022

(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	111,090	$1,111	$1,203,126	$769,098	21,788	$(725,685)	$(164,482)	$1,083,168
Net loss				(116,537)				(116,537)
Other comprehensive income							38,266	38,266
Issuance of common stock pursuant to stock-based compensation plans	249	2	—					2
Employee shares withheld for taxes					76	(1,415)		(1,415)
Repurchases of common stock								—
Stock-based compensation expense			14,423					14,423
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907
Net loss				(75,042)				(75,042)
Other comprehensive loss							(11,029)	(11,029)
Issuance of common stock pursuant to stock-based compensation plans	528	6	—					6
Employee shares withheld for taxes					157	(1,633)		(1,633)
Stock-based compensation expense			12,704					12,704
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED JUNE 30, 2024, 2023 AND 2022

(In thousands)

	Fiscal Year Ended June 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(75,042)	$(116,537)	$77,873
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,665	50,777	46,849
Deferred income taxes	(23,361)	(25,953)	9,020
Equity in net loss of equity-method investees	2,581	1,134	2,902
Stock-based compensation, net	12,704	14,423	15,611
Intangibles and long-lived asset impairment	76,143	175,501	1,903
Loss (gain) on sale of assets	3,634	(3,529)	(8,588)
Other non-cash items, net	1,104	(1,271)	(1,608)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(18,963)	13,067	(5,347)
Inventories	31,471	189	(25,272)
Other current assets	14,106	(2,831)	(10,459)
Other assets and liabilities	(3,292)	2,546	(2,704)
Accounts payable and accrued expenses	50,605	(40,697)	(19,939)
Net cash provided by operating activities	116,355	66,819	80,241
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(33,461)	(27,879)	(39,965)
Acquisitions of businesses, net of cash acquired	—	—	(259,985)
Investments and joint ventures, net	—	433	(694)
Proceeds from sale of assets	9,539	7,806	12,335
Net cash used in investing activities	(23,922)	(19,640)	(288,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	186,000	328,000	759,000
Repayments under bank revolving credit facility	(252,000)	(380,000)	(396,000)
Borrowings under term loan	—	—	300,000
Repayments under term loan	(18,200)	(7,500)	(3,750)
Payments of other debt, net	(3,896)	(2,145)	(3,320)
Share repurchases	—	—	(410,480)
Employee shares withheld for taxes	(1,633)	(1,415)	(32,663)
Net cash (used in) provided by financing activities	(89,729)	(63,060)	212,787
Effect of exchange rate changes on cash	(1,761)	3,733	(15,078)
Net increase (decrease) in cash and cash equivalents	943	(12,148)	(10,359)
Cash and cash equivalents at beginning of year	53,364	65,512	75,871
Cash and cash equivalents at end of year	$54,307	$53,364	$65,512

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except par values and per share data)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, meal preparation, and personal care are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company's leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin'® snacks, Hartley’s® Jelly, Earth's Best® and Ella's Kitchen® baby & kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, Yves® and Linda McCartney's® (under license) meat-free, and Avalon Organics® personal care, among others.

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

Unless otherwise indicated, references in these consolidated financial statements to 2024, 2023 and 2022 or “fiscal” 2024, 2023 and 2022 or other years refer to the fiscal year ended June 30 of that respective year and references to 2025 or “fiscal” 2025 refer to the fiscal year ending June 30, 2025.

All dollar amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation on the consolidated balance sheets related to assets held for sale to include it as part of prepaid expenses and other current assets. There were no reclassifications made to the consolidated statement of operations, consolidated statements of changes in stockholders’ equity or consolidated statements of cash flows.

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

Revenue Recognition

The Company sells its products through specialty and natural food distributors, supermarkets, natural foods stores, mass-market and e-commerce retailers, food service channels and club, drug and convenience stores worldwide. The majority of the Company’s revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of products. The Company recognizes revenue as performance obligations are fulfilled when control passes to customers, which is typically upon delivery of the products to its customers. Customer contracts typically contain standard terms and conditions. In instances where formal written contracts are not in place, the Company considers the customer purchase orders to be contracts based on the criteria outlined in Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Payment terms and conditions vary by customer and are based on the billing schedule established in contracts or purchase orders with customers, but the Company generally provides credit terms to customers ranging from 30-91 days. Therefore, the Company has concluded that contracts do not include a significant financing component.

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

Valuation of Accounts and Chargebacks Receivable and Concentration of Credit Risk

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions within selling, general and administrative expenses on the consolidated statements of operations. Credit losses have been within the Company’s expectations in recent years. While one of the Company’s customers represented approximately 19% and 18% of trade receivables balances as of June 30, 2024 and 2023, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

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

Sales to one customer and its affiliates approximated 18%, 16% and 15% of sales during the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

Software that is developed for internal use is recorded as a component of property, plant and equipment. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life which generally ranges from 3 to 10 years. All other expenditures, including those incurred in order to maintain the asset’s current level of performance, are expensed as incurred. The net book value of internally developed software as of June 30, 2024 and 2023 was $12,240 and $13,576, respectively, and is included as a component of Computer Hardware and Software in Note 6, Property, Plant and Equipment, Net.

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

Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. The impairment test for goodwill requires the Company to compare the fair value of a reporting unit to its carrying value. The Company uses a blended analysis of a discounted cash flow model and a market valuation approach to determine the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $284,891, $380,683 and $170,737 during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in other expense (income), net on the consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the consolidated statements of operations. Research and development costs amounted to $5,366 in fiscal 2024, $6,379 in fiscal 2023 and $9,416 in fiscal 2022, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $34,736 in fiscal 2024, $38,838 in fiscal 2023 and $41,032 in fiscal 2022. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In fiscal 2024, 2023, and 2022, the Company received $1,297, $8,594 and $196 of proceeds from insurance claims, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2024 and 2023, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under the Company’s credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of interest and other financing expense, net on the consolidated statements of operations. The Company reports cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as cash flow hedges and fair value hedges are classified in cash flows from operating activities on the consolidated statements of cash flows. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

Stock-Based Compensation

The Company uses the fair market value of the Company’s common stock on the grant date to measure fair value for service-based awards and a Monte Carlo simulation model to determine the fair value of market-based awards. The Company uses historical volatility to calculate the expected volatility matching the expected holding period. The fair value of stock-based compensation awards is recognized as an expense over the vesting period using the straight-line method. For awards that contain a market condition, expense is recognized over the defined or derived service period using a Monte Carlo simulation model. Compensation expense is recognized for these awards on a straight-line basis over the service period, regardless of the eventual number of shares that are earned based upon the market condition, provided that each grantee remains an employee at the end of the performance period. Compensation expense on awards that contain a market condition is reversed if at any time during the service period a grantee is no longer an employee.

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

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets held and used in the business and with definite lives, when events and circumstances occur indicating that the carrying amount of the asset or its asset group may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or asset group is less than its carrying value. Once such impairment test is performed, a loss is recognized based on the amount, if any, by which the carrying value exceeds the estimated fair value for assets to be held and used.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recently Issued and Adopted Accounting Pronouncements

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance, which had no material impact on its consolidated financial statements and related disclosures.

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

3.
(LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share on the consolidated statements of operations:

	Fiscal Year Ended June 30,
	2024	2023	2022
Numerator:
Net (loss) income	$(75,042)	$(116,537)	$77,873

Denominator:
Basic weighted average shares outstanding	89,750	89,396	92,989
Effect of dilutive stock options, unvested restricted share units and unvested performance share units	—	—	356
Diluted weighted average shares outstanding	89,750	89,396	93,345

Basic net (loss) income per common share	$(0.84)	$(1.30)	$0.84
Diluted net (loss) income per common share	$(0.84)	$(1.30)	$0.83

Due to the Company's net loss in each of the twelve months ended June 30, 2024 and June 30, 2023, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions and such conditions had not been achieved during the year.

There were 316 restricted share units excluded from the Company’s calculation of diluted net income per share for fiscal year 2022, as such awards were anti-dilutive.

Additionally, 214 performance share units were excluded from the calculation of diluted net income per share for fiscal year 2022, as such awards were contingently issuable based on market or performance conditions, and such conditions had not been achieved during the year.

4.
DISPOSITIONS

Queen Helene®

On June 3, 2024, the Company completed the divestiture of its Queen Helene® business (“QH”) for total cash consideration of $750. The sale of QH is consistent with the Company’s portfolio simplification process. QH was part of the Company’s North America reportable segment. During the fiscal year ended June 30, 2024, the Company deconsolidated the net assets of QH, primarily consisting of $1,672 and $535 of inventory and goodwill, respectively, and recognized a pretax loss on sale of $1,466.

Thinsters®

On April 8, 2024, the Company completed the sale of its Thinsters® cookie business for total cash consideration of $7,700, subject to customary post-closing adjustments. The final purchase price was $7,264. The divestiture is consistent with the Company’s portfolio simplification process. Thinsters® was part of the Company’s North America reportable segment. During the fiscal year ended June 30, 2024, the Company deconsolidated the net assets of Thinsters®, primarily consisting of $5,732, $1,977, and $1,180 of goodwill, intangible assets, and inventory, respectively, and recognized a pretax loss on sale of $2,856.

Westbrae Natural®

On December 15, 2022, the Company completed the divestiture of its Westbrae Natural® brand (“Westbrae”) for total cash consideration of $7,498. The sale of Westbrae is consistent with the Company’s portfolio simplification process. Westbrae operated in the United States (“U.S.”) and was part of the Company’s North America reportable segment. During the fiscal year ended June 30, 2023, the Company deconsolidated the net assets of Westbrae, primarily consisting of $3,054 of goodwill, and recognized a pretax gain on sale of $3,488.

5.
INVENTORIES

Inventories consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023
Finished goods	$178,150	$192,007
Raw materials, work-in-progress and packaging	95,978	118,334
	$274,128	$310,341

6.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023
Land	$11,381	$11,453
Buildings and improvements	57,030	55,354
Machinery and equipment	325,174	335,912
Computer hardware and software	54,139	54,192
Furniture and fixtures	20,943	20,722
Leasehold improvements	39,255	49,394
Construction in progress	12,783	10,816
	520,705	537,843
Less: Accumulated depreciation	258,975	241,518
	$261,730	$296,325

Depreciation expense for the fiscal years ended June 30, 2024, 2023 and 2022 was $34,332, $35,893 and $31,235, respectively.

During the fiscal year ended June 30, 2024, the Company completed an interim impairment test of the ParmCrisps® asset group. The Company determined that the carrying amount of the ParmCrisps® asset group exceeded its estimated fair value. The Company recognized a non-cash impairment charge of $5,875 to reduce the carrying amount of ParmCrisps® machinery and equipment to its estimated fair value. The fair value of machinery and equipment was determined based on an orderly liquidation value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations.

During the fiscal year ended June 30, 2024, the Company recognized a non-cash impairment charge of $20,666 related to its Bell, CA production facility in the North America reportable segment to reduce the carrying amount of such long-lived assets to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statement of operations. The impairment charge was recognized due to consolidation of the Company's manufacturing footprint.

The Company recognized impairment charges of $244 and $584 during the fiscal years 2024 and 2023, respectively, relating to a facility in the North America reportable segment that was held for sale. During the fiscal year ended June 30, 2024, the Company completed the sale of such facility for total cash proceeds of $1,182, net of brokerage and other fees, resulting in a loss of $68, which was included as a component of other expense (income), net on the consolidated statement of operations. The facility had a net carrying value of nil and $1,250 as of June 30, 2024 and June 30, 2023, respectively.

During the fiscal year ended June 30, 2024, the Company recognized a non-cash impairment charge of $2,763, related to write-down of projects machinery and equipment in the International reportable segment related to the multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”). See Note 18, Transformation Program.

During fiscal year 2022, the Company completed the sale of undeveloped land plots in Boulder, Colorado in the U.S. for total cash proceeds of $10,005, net of brokerage and other fees, resulting in a gain in the amount of $8,656, which is included as a component of other expense (income), net on the consolidated statement of operations. The Company also recognized a non-cash impairment charge of $303 during the fiscal year ended June 30, 2022 relating to a facility in the International reportable segment.

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

The components of lease expenses for the fiscal years ended June 30, 2024, 2023 and 2022 were as follows:

	Fiscal Year Ended
	2024	2023	2022
Operating lease expenses	$17,446	$18,173	$15,911
Finance lease expenses	147	227	251
Variable lease expenses	723	740	1,010
Short-term lease expenses	1,565	2,003	3,394
Total lease expenses	$19,881	$21,143	$20,566

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	Fiscal Year Ended June 30,
		2024	2023
Assets
Operating lease ROU assets	Operating lease right-of-use assets, net	$86,634	$95,894
Finance lease ROU assets, net	Property, plant and equipment, net	206	289
Total leased assets		$86,840	$96,183

Liabilities
Current
Operating	Accrued expenses and other current liabilities	$10,759	$10,489
Finance	Current portion of long-term debt	85	83
Non-current
Operating	Operating lease liabilities, noncurrent portion	80,863	90,014
Finance	Long-term debt, less current portion	137	222
Total lease liabilities		$91,844	$100,808

Additional information related to leases is as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,529	$16,446	$15,462
Operating cash flows from finance leases	$12	$16	$20
Financing cash flows from finance leases	$81	$161	$226
ROU assets obtained in exchange for lease obligations:
Operating leases(1)(2)	$4,243	$(2,627)	$39,435
Finance leases	$35	$118	$116
Weighted average remaining lease term:
Operating leases	8.8 years	10.4 years	9.3 years
Finance leases	3.0 years	3.9 years	4.1 years
Weighted average discount rate:
Operating leases	5.0%	4.8%	3.9%
Finance leases	4.6%	4.7%	4.1%

(1) Includes adjustment for remeasurement of an operating lease during fiscal year ended June 30, 2024, which resulted in a net reduction of an ROU asset and a corresponding reduction in lease liability of $9,375.

(2) Includes adjustment for modification of an operating lease for the fiscal year ended June 30, 2023, which resulted in a reduction of ROU assets and lease liabilities of $13,876 and $17,244, respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of June 30, 2024 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2025	$14,680	$93	$14,773
2026	14,617	68	14,685
2027	13,599	53	13,652
2028	13,253	25	13,278
2029	11,990	—	11,990
Thereafter	45,740	—	45,740
Total lease payments	113,879	239	114,118
Less: Imputed interest	22,257	17	22,274
Total lease liabilities	$91,622	$222	$91,844

8.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2022(1)	$695,715	$238,081	$933,796
Acquisition(2)	(794)	—	(794)
Divestiture(3)	(3,054)	—	(3,054)
Translation	5,186	3,506	8,692
Balance as of June 30, 2023	697,053	241,587	938,640
Divestiture(4)	(6,267)		(6,267)
Translation	(1,318)	(1,751)	(3,069)
Balance as of June 30, 2024	$689,468	$239,836	$929,304

(1)
The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.
(2)
During the fiscal year ended June 30, 2023, the Company finalized purchase accounting related to “That's How We Roll” (“THWR”) resulting in a $794 reduction to goodwill.
(3)
During the fiscal year ended June 30, 2023, the Company completed the divestiture of Westbrae®, a component of the North America reportable segment. Goodwill of $3,054 was assigned to the divested component on a relative fair value basis.
(4)
During the fiscal year ended June 30, 2024, the Company completed the divestitures of Thinsters® and Queen Helene®, both were components of the North America reportable segment. Goodwill of $5,732 and $535 was assigned to divested components of Thinsters® and Queen Helene®, respectively, on a relative fair value basis.

During the third quarter of fiscal 2024, as a result of the significant decline in the Company’s market capitalization and the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, certain North America personal care tradenames, and other intangible assets, the Company completed an interim impairment test of all reporting units. For the United Kingdom (“U.K.”), Western Europe, Canada, and Ella's Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts, including goodwill. The Company concluded that the qualitatively tested reporting units estimated fair values exceeded their carrying amounts. Three of these reporting units (U.K., Western Europe and Canada) were quantitatively tested in fiscal 2023 and as of the last quantitative testing date, their estimated fair values exceeded their respective carrying amounts by more than 17.0%.

During the third quarter of fiscal 2024, the Company completed an interim quantitative impairment test of goodwill in the U.S. reporting unit and concluded that the reporting unit’s estimated fair value exceeded its carrying amount. The fair value of the reporting unit was estimated utilizing a blended approach which included an income approach utilizing the Discounted Cash Flows Method and the Guideline Public Company Methodology, a market-based approach.

The Company completed this interim quantitative impairment test of goodwill in the U.S. reporting unit and concluded that the reporting unit’s estimated fair value exceeded its carrying amount by 6.2%. The Company also completed its annual goodwill impairment analysis on April 1, 2024 (the first day of the fourth quarter of fiscal 2024) and concluded that no impairment existed at any of its reporting units. At June 30, 2024, the goodwill related to the U.S. reporting unit was at risk of potential impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of June 30, 2024, goodwill associated with the U.S. reporting unit had a carrying value of $641,053.

Other Intangible Assets

The following table sets forth balance sheet information for intangible assets, excluding goodwill, subject to amortization and intangible assets not subject to amortization:

	Fiscal Year Ended June 30,
	2024	2023
Non-amortized intangible assets:
Trademarks and tradenames(1)	$195,237	$250,860
Amortized intangible assets:
Other intangibles(2)(3)	167,886	161,874
Less: Accumulated amortization	(118,324)	(114,629)
Net amortized intangible assets	$49,562	$47,245
Net other intangible assets	$244,799	$298,105

(1)
The gross carrying value of trademarks and tradenames is reflected net of $251,551 and $223,981 of accumulated impairment charges as of June 30, 2024 and 2023, respectively.
(2)
The reduction in carrying value of other intangible assets as of June 30, 2024 reflected a non-cash impairment charge of $17,032 and $45,798 recognized in the fiscal year ended June 30, 2024 and 2023, respectively.
(3)
During the fiscal year 2024, the useful life for certain North America personal care tradenames (namely, Avalon Organics®, and JASON®), the MaraNatha® trademark, and the trademarks for the plant-based beverage brands: Happy™ and Joya® was changed from indefinite to definite. The carrying value of such intangible assets as of June 30, 2024 was $27,259.

During the third quarter of fiscal 2024, the Company recorded a non-cash impairment charge of $10,797 related to the indefinite and definite lived intangible assets associated with Thinsters® in connection with the probable sale of the Thinsters® cookie business. The Company concluded that as of March 31, 2024, there was a high probability that the sale of the Thinsters® business would occur and therefore, a quantitative impairment test was performed. To determine the amount of the impairment, the Company compared the carrying amount of the Thinsters® assets to its estimated fair value (which was the expected selling price less transaction costs).

During the third quarter of fiscal 2024, the Company recorded non-cash impairment charges of $12,815 and $8,000 for certain North America personal care tradenames (namely, Alba Botanica®, Avalon Organics®, and JASON®) and the ParmCrisps® trademark, respectively, to reduce the carrying amounts of such intangible assets to their estimated fair values of $13,000 and nil, respectively. The fair value was determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The assets are part of the North America reportable segment. As a result of the same factors triggering the interim impairment tests for the ParmCrisps® trademark, the Company completed impairment tests of the ParmCrisps® asset group, which was primarily comprised of amortizable customer relationships, machinery and equipment and operating lease right-of-use assets. The Company determined that the carrying amount of the ParmCrisps® asset group exceeded the estimated fair value. During the fiscal year ended June 30, 2024, the Company recorded non-cash impairment charges of $10,586 to reduce the carrying amount of the ParmCrisps® customer relationships to their estimated fair value which was determined using a discounted cash flow analysis. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The customer relationship intangible asset was part of the North America reportable segment and was fully impaired.

In the fourth quarter of fiscal 2024, the Company quantitatively tested another intangible asset. The assessment indicated that the carrying value of the trademarks associated with its plant-based beverage brands, Happy™ and Joya®, exceeded its estimated fair value. The fair value was determined using the relief from royalty method, and a non-cash impairment charge of $2,260 was recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The Happy™ and Joya® intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $3,761 as of June 30, 2024.

During the fourth quarter of fiscal year ended June 30, 2023, the Company recorded non-cash impairment charges of $4,767, $4,691 and $9,150 for Imagine®, Joya®, and Queen Helene® intangible assets, respectively, to reduce the carrying amount of such intangible assets to their estimated fair value. The fair values were determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The Imagine® and Queen Helene® intangible assets are part of the North America reportable segment and had a remaining aggregate carrying value of $3,100 as of June 30, 2024. The Joya® intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $3,761 as of June 30, 2024.

During the fiscal year ended June 30, 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively, to reduce the carrying amount of such intangible assets to their estimated fair value. The fair values were determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The assets are part of the North America reportable segment and were fully impaired as of June 30, 2024. As a result of the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, the Company completed interim impairment tests of the ParmCrisps® and Thinsters® asset groups, which were primarily comprised of amortizable customer relationships. The Company determined that the carrying amount of the ParmCrisps® asset group’s exceeded its estimated fair value. During the fiscal year ended June 30, 2023, the Company recorded non-cash impairment charges of $45,798 to reduce the carrying amount of the ParmCrisps® customer relationships, the primary asset in the asset group, to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The fair value of the Thinsters® asset group exceeded its carrying amount. During the fiscal year ended June 30, 2024, the Company completed the sale of the Thinsters® business as discussed in Note 4, Dispositions.

Non-cash impairment charges, recorded within intangibles and long-lived asset impairment on the consolidated statements of operations, for the fiscal years ended June 30, 2024 and June 30, 2023 were as follows:

	Fiscal Year Ended June 30,
	2024	2023
Personal care tradenames (Alba Botanica®, Avalon Organics®, and JASON®)	$12,815	$—
Thinsters® trademark and customer relationships	10,797	8,500
ParmCrisps® customer relationships	10,586	45,798
ParmCrisps® trademark	8,000	102,000
Happy™ and Joya® trademarks	2,260	4,691
Queen Helene®	—	9,150
Imagine®	—	4,767
Other	144	—
	$44,602	$174,906

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 8.9 years. Expected amortization expense of the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2025	2026	2027	2028	2029
Estimated amortization expense	$7,197	$6,205	$6,120	$5,187	$4,747

9.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023
Payroll, employee benefits and other administrative accruals	$43,408	$49,564
Selling and marketing related accruals	11,485	9,569
Short-term operating lease liabilities	10,759	10,489
Other accruals	10,697	8,847
Facility, freight and warehousing accruals	9,365	10,051
	$85,714	$88,520

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023
Revolving credit facility	$475,000	$541,000
Term loans	270,550	288,750
Less: Unamortized issuance costs	(1,680)	(1,307)
Other borrowings(1)	222	305
	744,092	828,748
Short-term borrowings and current portion of long-term debt(2)	7,569	7,567
Long-term debt, less current portion	$736,523	$821,181

(1)
Includes $222 (2023: $305) of finance lease obligations as discussed in Note 7, Leases.
(2)
Includes $85 (2023: $83) of short-term finance lease obligations as discussed in Note 7, Leases.

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provides for senior secured financing of $1,100 million in the aggregate, consisting of (1) $300 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and is comprised of a $440 million U.S. revolving credit facility and $360 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026. The Company’s obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period”). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00.

During the Second Amendment Period, loans under the Credit Agreement bears interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2024 was 7.97%. During fiscal 2022, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of June 30, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2024 was 6.83%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of June 30, 2024, there were $475,000 of loans under the Revolver, $270,550 of Term Loans, and $3,247 of letters of credit outstanding under the Credit Agreement. As of June 30, 2024, $321,753 was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2024, the Company was in compliance with all associated covenants.

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

Maturities of all debt instruments, excluding unamortized issuance costs, at June 30, 2024, are as follows:

Due in Fiscal Year	Amount
2025	$7,585
2026	7,563
2027	730,624
Total debt and borrowings	$745,772

Interest paid during the fiscal years ended June 30, 2024, 2023 and 2022 amounted to $52,456, $41,698 and $9,926, respectively.

11.
INCOME TAXES

The components of (loss) income before income taxes and equity in net loss of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Domestic	$(148,014)	$(183,601)	$24,541
Foreign	67,733	54,020	78,950
Total	$(80,281)	$(129,581)	$103,491

The (benefit) provision for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023	2022
Current:
Federal	$(55)	$3,103	$(197)
State and local	616	953	179
Foreign	14,980	7,719	13,714
	15,541	11,775	13,696
Deferred:
Federal	(23,403)	(23,551)	6,237
State and local	(2,386)	271	(463)
Foreign	2,428	(2,673)	3,246
	(23,361)	(25,953)	9,020
Total	$(7,820)	$(14,178)	$22,716

Cash paid for income taxes, net of refunds, during the fiscal years ended June 30, 2024 and June 30, 2023 amounted to $10,303 and $14,765, respectively.

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate on (loss) income before (benefit) provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2024	%	2023	%	2022	%
Expected United States federal income tax at statutory rate	$(16,857)	21.0%	$(27,233)	21.0%	$21,733	21.0%
State income taxes, net of federal (benefit) provision	(5,060)	6.3%	(4,866)	3.8%	1,227	1.2%
U.S. tax on foreign earnings	266	(0.3)%	1,946	(1.5)%	2,404	2.3%
Foreign income at different rates	(313)	0.3%	(905)	0.7%	(576)	(0.6)%
Change in valuation allowance(a)	15,075	(18.8)%	14,935	(11.5)%	(220)	(0.2)%
Change in reserves for uncertain tax positions	2,044	(2.5)%	637	(0.5)%	(997)	(1.0)%
Change in foreign tax rate	—	—%	—	—%	(341)	(0.3)%
Loss on disposal of subsidiary	(1,116)	1.4%	—	—%	—	—%
Stock-based compensation	945	(1.2)%	—	—%	—	—%
Return to provision	(4,274)	5.3%	—	—%	—	—%
Other	1,470	(1.8)%	1,308	(1.1)%	(514)	(0.4)%
(Benefit) provision for income taxes	$(7,820)	9.7%	$(14,178)	10.9%	$22,716	22.0%

(a) The Company estimated that it would not be able to utilize certain of its federal tax credit, federal tax losses and state tax loss carryovers due to its history of pretax losses and inability to carry back tax losses or credits for refunds. This negative evidence resulted in the Company increasing the valuation allowance on worldwide deferred tax assets in the year ended June 30, 2024 by $15,075, and in the year ended June 30, 2023 by $14,935.

U.S. federal tax regulations include a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax (“BEAT”) regime. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI tax relating to the Company’s foreign subsidiaries.

The Company elected to account for GILTI tax as a current period cost and recorded expense of $381 during the fiscal year ended June 30, 2024. The GILTI tax expense is included in the U.S. tax benefit on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F income and unremitted earnings in total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2024	2023
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$4,884	$5,130
Reserves not currently deductible	8,386	11,045
Basis difference on intangible assets	(62,549)	(73,635)
Basis difference on property and equipment	(14,946)	(20,255)
Other comprehensive income	(2,887)	(3,498)
Net operating loss and tax credit carryforwards	67,186	50,807
Stock-based compensation	1,591	1,937
Unremitted earnings of foreign subsidiaries	(1,873)	(1,989)
Operating lease liability	18,615	20,203
Lease ROU assets	(17,309)	(19,113)
Other	18,702	9,833
Valuation allowances	(67,626)	(52,551)
Noncurrent deferred tax liabilities, net	$(47,826)	$(72,086)

At June 30, 2024 and 2023, the Company had U.S. federal NOL carryforwards of approximately $67,138 and $63,559, respectively, certain of which will not expire until 2033. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382, which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $9,035 and $11,351 at June 30, 2024 and 2023, respectively, the majority of which are indefinite lived.

For the year ended June 30, 2024, the Company determined that $202,500 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $1,873. The Company continues to reinvest $767,735 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $67,626 and $52,551 at June 30, 2024 and 2023, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2024	2023
Balance at beginning of year	$52,551	$36,891
Additions charged to income tax expense	18,998	23,212
Reductions credited to income tax expense	(3,858)	(8,514)
THWR purchase accounting	—	291
Currency translation adjustments	(65)	671
Balance at end of year	$67,626	$52,551

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2024	2023	2022
Balance at beginning of year	$23,967	$21,901	$22,870
Additions based on tax positions related to the current year	1,906	1,519	273
Additions based on tax positions related to prior years	187	815	304
Reductions due to lapse in statute of limitations and settlements	—	(268)	(1,546)
Balance at end of year	$26,060	$23,967	$21,901

As of June 30, 2024, the Company had $26,060 of unrecognized tax benefits, of which $22,249 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2023, the Company had $23,967 of unrecognized tax benefits, of which $20,155 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2022, the Company had $21,901 of unrecognized tax benefits of which $18,089 would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $4,921 and $3,768 at June 30, 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent the Company generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the U.K. for years prior to fiscal 2021. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

12.
STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2024 and 2023, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2021	$(66,109)	$(281)	$—	$(6,618)	$(73,008)
Other comprehensive (loss) income before reclassifications	(102,116)	3,511	559	9,954	(88,092)
Amounts reclassified into income	—	(2,711)	(59)	(612)	(3,382)
Net change in accumulated other comprehensive (loss) income for the fiscal year ended June 30, 2022(1)	(102,116)	800	500	9,342	(91,474)
Balance at June 30, 2022	(168,225)	519	500	2,724	(164,482)
Other comprehensive income (loss) before reclassifications	30,197	15,390	(249)	(1,022)	44,316
Amounts reclassified into (income) loss	—	(5,011)	434	(1,473)	(6,050)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2023(1)	30,197	10,379	185	(2,495)	38,266
Balance at June 30, 2023	(138,028)	10,898	685	229	(126,216)
Other comprehensive (loss) income before reclassifications	(9,045)	5,545	342	1,390	(1,768)
Amounts reclassified into income	—	(7,048)	(730)	(1,483)	(9,261)
Net change in accumulated other comprehensive loss for the fiscal year ended June 30, 2024(1)	(9,045)	(1,503)	(388)	(93)	(11,029)
Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)

(1)
See Note 16, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains (losses) on hedging instruments recorded in the consolidated statements of operations during the fiscal years ended June 30, 2024, 2023, and 2022.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2024, the Company did not repurchase any shares under the repurchase program. As of June 30, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

13.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a shareholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Shareholders held on November 17, 2022. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s shareholders. The 2022 Plan is administered by the Compensation and Talent Management Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”) and its 2019 Equity Inducement Award Program (the “2019 Inducement Program”). The 2022 Plan, the 2002 Plan and the 2019 Inducement Program are collectively referred to as the “Stock Award Plans”.

There were 1,767, 1,242, and 873 shares underlying awards granted under the Stock Award Plans during fiscal years 2024, 2023 and 2022, respectively, of which 618, 428, and 249, respectively, were performance share units (“PSU”) that are subject to the achievement of minimum market conditions or performance goals, with the remaining being restricted share units (“RSU”), which are service-based awards. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the foregoing share figures are stated at target levels, and the awards outstanding at June 30, 2024 generally provide for vesting at 0% to 200% of the target level. There were no stock options granted under the Stock Award Plans during fiscal years 2024, 2023 and 2022. At June 30, 2024, there were 5,406 shares available for grant under the 2022 Plan.

Stock-Based Award Activity During Past Three Years

Awards of RSUs and PSUs are issued at no cost to the recipient. Shares underlying RSUs and PSUs are not issued until vesting. Vesting of RSUs and PSUs is subject to continued employment and vesting conditions in accordance with provisions set forth in the applicable award agreements. Market-based PSUs vest contingent on meeting specific Total Shareholder Return (“TSR”) targets over a specified time period, and in prior years, the Company also granted performance-based PSUs that vested contingent on meeting specific financial results within a specified time period.

A summary of all stock-based award activity for the last three fiscal years ended June 30 is as follows:

	2024		2023		2022
	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested at beginning of period - RSUs and PSUs	1,288	$26.37	790	$42.44	1,780	$16.55
Granted	1,768	$11.83	1,242	$20.34	873	$43.55
Vested	(528)	$27.38	(250)	$36.23	(1,583)	$15.61
Forfeited	(363)	$19.13	(494)	$31.92	(280)	$32.98
Non-vested at end of period - RSUs and PSUs	2,165	$15.03	1,288	$26.37	790	$42.44

At June 30, 2024, the non-vested amount in the table above includes a total of 849 shares that represent the target number of shares that may be earned under PSUs based on pre-defined market conditions that are eligible to vest ranging from 0% to 200% of target while the remaining shares represent the shares that may be earned under RSUs based on service-based conditions. Vested shares during the year ended June 30, 2024, include a total of 512 shares under various LTIPs and a total of 15 shares that vested based on certain performance-based metrics being met.

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, for the last three fiscal years ended June 30 was as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Fair value of RSUs and PSUs granted	$20,726	$25,258	$38,005
Fair value of RSUs and PSUs vested	$5,545	$4,684	$71,376
Tax benefit recognized from RSUs and PSUs vesting	$673	$631	$3,658

At June 30, 2024, $19,400 of unrecognized stock-based compensation expense related to non-vested RSUs and PSUs was expected to be recognized over a weighted average period of approximately 1.46 years.

Long-Term Incentive Program

In conjunction with the Stock Award Plans, the Company maintains a long-term incentive program (“LTIP”) that provides for equity awards, including market-based PSUs that can be earned over defined performance periods. The participants of the LTIP include certain of the Company’s executive officers and other key executives. The LTIP is administered by the Compensation and Talent Management Committee, which is responsible for, among other items, selecting the specific performance measures for awards, setting the target performance required to receive an award after the completion of the performance period, and determining the specific payout to the participants.

For RSUs, the Company uses the fair market value of the Company’s common stock on the grant date to measure fair value for service-based awards and for market-based PSUs, the Company uses a Monte Carlo simulation model to determine the fair value of those awards granted under the LTIP. The fair value of RSUs and PSUs is then used to record stock-based compensation expense. The use of the Monte Carlo simulation model requires the Company to make estimates and assumptions and therefore, the Company has included additional information regarding the terms of the PSUs granted and the inputs into the Monte Carlo simulation model below.

2024-2026 LTIP

During the fiscal year ended June 30, 2024, the Company granted market-based PSU awards under the LTIP with a total target payout of 618 shares of common stock. At June 30, 2024, there were 556 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from October 26, 2023 through the earlier of: (i) October 25, 2026; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2024 TSR Performance Period”). Vesting of 370 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2024 TSR Performance Period (the “2024 Relative TSR PSUs”). Vesting of 185 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2024 TSR Performance Period (the “2024 Absolute TSR PSUs”). Total shares eligible to vest for both the 2024 Relative TSR PSUs and 2024 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2024
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected dividend yield	—	—
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

2023-2025 LTIP

During the fiscal year ended June 30, 2023, the Company granted market-based PSU awards under the LTIP with a total target payout of 429 shares of common stock. At June 30, 2024, 249 of such shares were outstanding. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined) over the period from September 6, 2022 through the earlier of: (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined) (the “2023 TSR Performance Period”). Vesting of 167 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2023 TSR Performance Period (the “2023 Relative TSR PSUs”). Vesting of 82 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2023 TSR Performance Period (the “2023 Absolute TSR PSUs”). Total shares eligible to vest for both the 2023 Relative TSR PSUs and 2023 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2023
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$20.18	$27.47
Risk-free interest rate	3.54%	3.54%
Expected dividend yield	—	—
Expected volatility	40.30%	26.60%
Expected term	3.00 years	3.00 years

2022-2024 LTIP

During the fiscal year ended June 30, 2022, the Company granted market-based PSU awards under the LTIP with a total target payout of 193 shares of common stock. At June 30, 2024, 44 of such shares were outstanding. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from November 18, 2021 through the earlier of: (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2022 TSR Performance Period”). Vesting of 29 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2022 TSR Performance Period (the “2022 Relative TSR PSUs”). Vesting of 15 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2022 TSR Performance Period (the “2022 Absolute TSR PSUs”). Total shares eligible to vest for both the 2022 Relative TSR PSUs and 2022 Absolute TSR PSUs range from 0% to 200% of the target amount.

Grant date fair values are calculated using a Monte Carlo simulation model with weighted average grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2022
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$39.00	$60.09
Risk-free interest rate	0.89%	0.89%
Expected dividend yield	—	—
Expected volatility	36.93%	24.46%
Expected term	2.99 years	2.99 years

2019-2021 LTIP

Vesting was pursuant to the achievement of pre-established three-year compound annual TSR targets over the period from November 6, 2018 to November 6, 2021 with total shares eligible to vest ranging from 0% to 300% of the target award amount. Certain shares were subject to a holding period of one year after the vesting date, resulting in an illiquidity discount being applied to the grant date fair value for such shares. There were 51 and 554 PSUs granted during fiscal years 2021 and 2020, respectively. No such awards under the 2019-2021 LTIP were granted after fiscal year 2021. Grant date fair values are calculated using a Monte Carlo simulation model. The weighted average grant date fair values per target share and related valuation assumptions were as follows:

	Fiscal Year ended June 30,
	2021	2020
Grant date fair value (per target share)	$32.13	$10.92
Risk-free interest rate	0.13%	1.54%
Expected dividend yield	—	—
Expected volatility	40.37%	36.28%
Expected term	1.17 years	1.85 years

In the second quarter of fiscal 2022, the Compensation and Talent Management Committee determined that all outstanding awards under the 2019-2021 LTIP vested at 100% as a result of the TSR targets having been met.

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

The total grant date fair value of the award was $7,571. This PSU award was granted outside of the Stock Award Plans. In the second quarter of fiscal 2022, the Compensation and Talent Management Committee determined that the CEO Inducement Grant vested at 100% as a result of the TSR targets having been met.

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which Mark L. Schiller transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022 (the “Transition Date”). As of the Transition Date, certain of Mr. Schiller's stock-based compensation awards were modified and others were forfeited. Additionally, Mr. Schiller received severance totaling $4,725, paid in installments over a two-year period following the Transition Date. Severance, including payroll taxes and other costs, was recognized during fiscal year 2023.

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

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized on the consolidated statements of operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Selling, general and administrative expense	$12,704	$14,423	$15,611
Related income tax benefit	$1,409	$1,734	$1,574

Stock Options

The Company did not grant any stock options in fiscal years 2024, 2023 or 2022, and there were no stock options exercised during these periods. There were 122 stock options outstanding at each of June 30, 2024, 2023 and 2022, relating to a grant under a prior plan. Although no further awards can be granted under the prior plan, the stock options outstanding continue in accordance with the terms of the plan and grant. For stock options outstanding and exercisable at June 30, 2024, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $567, and the weighted average remaining contractual life was 7.0 years. The weighted average exercise price of these stock options was $2.26. At June 30, 2024, there was no unrecognized compensation expense related to stock option awards.
14.
INVESTMENTS

On October 27, 2015, the Company acquired a minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table Restaurant Group, LLC (“Founders Table”). Founders Table owns and operates the fast-casual restaurant chains Chop’t Creative Salad Co. and Dos Toros Taqueria. The investment is being accounted for as an equity method investment due to the Company’s representation on the Board of Directors of Founders Table. At June 30, 2024 and June 30, 2023, the carrying amount of the Company’s investment in Founders Table was $5,942 and $8,032, respectively, and is included in the consolidated balance sheets as a component of Investments and joint ventures.

The Company also holds an investment in Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, accounted for under the equity method of accounting. The carrying amount of the remaining investments was $4,286 and $4,766 as of June 30, 2024 and June 30, 2023, respectively, and is included in the consolidated balance sheets as a component of Investments and joint ventures.

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

The following table presents by level within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$14,982	$—	$14,982	$—
Liabilities:
Derivative financial instruments	$3,333	$—	$3,333	$—

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

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2024 or 2023.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company has determined that the significance of the impact of the credit valuation adjustments made to its derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of the derivatives held as of June 30, 2024 and June 30, 2023 were classified as Level 2 of the fair value hierarchy.

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

As discussed in Note 8, Goodwill and Other Intangible Assets, the trademarks of Happy™, Joya®, ParmCrisps®, Thinsters®, Imagine®, Queen Helene® and certain North America personal care intangible assets were fair valued on a nonrecurring basis and classified as Level 3 assets in their respective reporting periods. As discussed in Note 6, Property, Plant and Equipment, Net, an asset group’s property, plant and equipment were fair valued on a nonrecurring basis and classified as Level 3 assets in their respective reporting periods.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During fiscal 2025, the Company estimates that an additional $7,476 will be reclassified as a decrease to interest expense.

As of June 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2025, the Company estimates that no amount relating to cross-currency swaps will be reclassified to interest expense. As of June 30, 2024, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

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

As of June 30, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During fiscal 2025, the Company estimates that an additional $476 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

As of June 30, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of June 30, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2024	2023	2024	2023
Intercompany loan receivable	$26,465	$26,945	$(480)	$924

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$7,455	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,151	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,376	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,333
Total derivatives designated as hedging instruments		$14,982		$3,333

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2023:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$8,649	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,974	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,365	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,160
Total derivatives designated as hedging instruments		$16,988		$3,160

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL as of June 30, 2024, 2023 and 2022:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain (Loss) Reclassified from AOCL into Income (Expense)	Location of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2024	2023	2022		2024	2023	2022
Interest rate swaps	$7,300	$20,413	$1,341	Interest and other financing expense, net	$9,348	$6,918	$27
Cross-currency swaps	—	—	3,129	Interest and other financing expense, net / Other expense (income), net	—	(275)	3,296
Foreign currency forward contracts	50	80	(93)	Cost of sales	9	—	108
	$7,350	$20,493	$4,377		$9,357	$6,643	$3,431

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the consolidated statements of operations as of June 30, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Fiscal Year Ended June 30, 2024			Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$—	$9,348	$—	$—	$6,918	$—	$—	$27	$—
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into (expense) income	$—	$—	$—	$—	$(275)	$—	$—	$78	$3,218
Foreign currency forward contracts
Amount of gain reclassified from AOCL into income	$—	$9	$—	$—	$—	$—	$108	$—	$—

The following table presents the pre-tax effect of fair value hedge accounting on AOCL as of June 30, 2024, 2023 and 2022:

Derivatives in Fair Value Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2024	2023	2022		2024	2023	2022
Cross-currency swaps	$454	$(310)	$708	Interest and other financing expense, net	$490	$489	$75
	$454	$(310)	$708		$490	$489	$75

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the consolidated statements of operations as of June 30, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Fiscal Year Ended June 30, 2024			Fiscal Year Ended June 30, 2023			Fiscal Year Ended June 30, 2022
	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net	Cost of sales	Interest and other financing expense, net	Other expense (income), net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of gain (loss) reclassified from AOCL into income (expense)	$—	$970	$—	$—	$(557)	$—	$—	$75	$122

The following table presents the pre-tax effect of the Company’s net investment hedges on Accumulated other comprehensive loss and the consolidated statements of operations as of June 30, 2024, 2023 and 2022:

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in AOCL on Derivatives			Location of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended June 30,				Fiscal Year Ended June 30,
	2024	2023	2022		2024	2023	2022
Cross-currency swaps	$1,843	$(1,279)	$12,599	Interest and other financing expense, net	$1,969	$1,963	$772

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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Correct Consolidated Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. The parties ultimately submitted supplemental briefing between May 12, 2022 and June 23, 2022, and in June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit. Co-Lead Plaintiffs filed their opening brief on February 12, 2024. Defendants opposed, and the appeal is fully briefed as of June 3, 2024.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The parties have most recently agreed to extend the stay through the earlier of November 8, 2024 or 30 days after the Second Circuit issues a decision on Plaintiffs’ currently pending appeal.

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

By summary order dated January 18, 2024, the Second Circuit vacated the judgment dismissing the Beech-Nut Case and remanded for further proceedings. On February 15, 2024, the Company served a renewed motion to dismiss the Consolidated Proceeding. Plaintiffs served their opposition on March 14, 2024, and the Company served its reply on April 4, 2024. The Company’s renewed motion to dismiss is now fully briefed and filed with the Court. The Court held oral argument on the Company’s motion to dismiss on August 1, 2024. The parties await a decision. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

Multidistrict Litigation

•
On January 4, 2024, Plaintiffs in federal cases across the country filed a Motion to Transfer Actions Pursuant to 28 U.S.C. § 1407 for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted Plaintiffs’ Motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. In Re: Baby Food Products Liability Litigation (MDL No. 3101) has been assigned to District Judge Jacqueline Scott Corley. On April 15, 2024, Judge Corley issued Pretrial Order No. 1 staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 20 federal cases filed against the Company pending in the MDL. Plaintiffs filed their Master Complaint on July 15, 2024. Motions to dismiss the Master Complaint will be due on September 16, 2024.

California State Court Cases

•
There are currently seven cases against the Company pending in California state court, including six in Los Angeles Superior Court and one in Alameda Superior Court. The Plaintiffs filed a Petition for Coordination to the Chair of the Judicial Council seeking to coordinate the Alameda Superior Court and Los Angeles Superior Court cases. The Judicial Council granted the JCCP petition on June 4, 2024. All cases, except one have been stayed.
•
In Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, in Los Angeles Superior Court, a jury trial is scheduled to begin on January 21, 2025. The parties are engaging in fact and expert discovery.

Other Cases

•
In the matter Palmquist v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the United States District Court for the Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company’s favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs’ appeal is fully briefed and oral argument took place before the Fifth Circuit on February 6, 2024. On May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgement of the district court. On June 25, 2024, Hain filed a petition for en banc reconsideration, which petition is under review.

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

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 30, 2024, the Company has not recorded a liability for any of the matters disclosed in this note. It is possible that some matters could require the Company to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

18.
TRANSFORMATION PROGRAM - HAIN REIMAGINED

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

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year and is primarily comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the fiscal year ended June 30, 2024, expenses associated with the Hain Reimagined Program in the amount of $27,741, $24,782, and $7,725, respectively, were recorded in productivity and transformation costs, intangibles and long-lived asset impairment, and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Hain Reimagined Program for the fiscal year ended June 30, 2024 by reportable segment and Corporate and Other.

Fiscal Year Ended June 30, 2024
North America	$32,775
Corporate and Other	20,753
International	6,720
$60,248

The following table displays the activities and liability balances relating to the Hain Reimagined Program for the period ended as of June 30, 2024. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at June 30, 2024
Employee-related costs[1]	$7,012	$(4,992)	$(35)	$1,985
Contract termination costs	5,439	(4,757)	(335)	347
Asset write-downs[2]	26,922	—	(26,922)	—
Other transformation-related expenses[3]	20,875	(16,887)	—	3,988
	$60,248	$(26,636)	$(27,292)	$6,320

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

19.
DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company made contributions to the Plan of $2,560, $2,307 and $2,091, respectively, and recorded retirement plan expense in the amount of $2,675, $2,457 and $2,141, respectively. In addition, while certain of the Company’s international subsidiaries maintain separate defined contribution plans for their employees, except for the U.K., the amounts are not significant to the Company’s consolidated financial statements.

Certain U.K. subsidiaries offer an auto-enrollment defined contribution plan to all employees. Employees must be aged 22 or over but under the State Pension age and have earned over £10. Employees outside of these criteria have the option to opt-in. Employees must contribute a minimum percentage to the plan and the U.K. subsidiaries make matching contributions. For the fiscal years ended June 30, 2024, 2023 and 2022, there were contributions and retirement plan expense recorded in the amount of $2,421, $2,096 and $2,379, respectively.

20.
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

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, loss (gain) on sale of assets, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2024	2023	2022
Net Sales:
North America	$1,055,527	$1,139,162	$1,163,132
International	680,759	657,481	728,661
	$1,736,286	$1,796,643	$1,891,793

Segment Adjusted EBITDA:
North America	$98,728	$123,443	$122,235
International	94,974	82,945	110,073
Total Reportable Segments Adjusted EBITDA	193,702	206,388	232,308
Corporate and Other	(39,180)	(39,766)	(31,692)
	154,522	166,622	200,616
Depreciation and amortization	(44,665)	(50,777)	(46,849)
Equity in net loss of equity-method investees	(2,581)	(1,134)	(2,902)
Interest expense, net	(54,232)	(43,936)	(10,226)
Benefit (provision) for income taxes	7,820	14,178	(22,716)
Stock-based compensation, net	(12,704)	(14,423)	(15,611)
Unrealized currency (losses) gains	(17)	(929)	2,259
Certain litigation expenses, net(a)	(7,262)	1,369	(7,687)
Restructuring activities
Productivity and transformation costs	(27,741)	(7,284)	(8,803)
Plant closure related costs, net	(5,251)	(94)	(929)
Warehouse/manufacturing consolidation and other costs, net	(995)	(1,026)	(2,721)
CEO succession	—	(5,113)	—
Acquisitions, divestitures and other
Transaction and integration costs, net	34	(2,018)	(14,055)
(Loss) gain on sale of assets	(4,384)	3,529	9,049
Impairment charges
Intangibles and long-lived asset impairment	(76,143)	(175,501)	(1,903)
Other	(1,443)	—	351
Net (loss) income	$(75,042)	$(116,537)	$77,873

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
Snacks	$463,261	$486,411	$462,573
Baby & Kids	252,481	284,834	281,018
Beverages	253,008	239,199	292,514
Meal preparation	662,116	653,114	676,683
Personal care	105,420	133,085	179,005
	$1,736,286	$1,796,643	$1,891,793

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2024	2023	2022
United States	$940,367	$1,025,988	$1,037,082
United Kingdom	497,150	477,400	500,949
Western Europe	183,609	180,080	227,712
Canada	115,160	113,175	126,050
	$1,736,286	$1,796,643	$1,891,793

The Company’s long-lived assets, which primarily represent net property, plant and equipment, net and operating lease right-of-use assets, net by geographic region are as follows:

	Fiscal Year Ended June 30,
	2024	2023
United States	$137,398	$162,798
United Kingdom	125,945	134,908
Western Europe	66,785	72,016
Canada	18,236	22,497
	$348,364	$392,219

21.
RELATED PARTY TRANSACTIONS

On November 9, 2021, the Company entered into a share repurchase agreement with the Selling Stockholders, which are affiliates of Engaged Capital, LLC, pursuant to which the Company agreed to repurchase, directly from the Selling Stockholders, 1,700 shares of the Company’s common stock for $45.00 per share (the “Share Repurchase”), which equaled the price at which the Underwriter (as defined below) purchased shares from the Selling Stockholders, net of underwriting commissions and discounts, in an underwritten public offering that launched on November 10, 2021, whereby the Selling Stockholders sold certain other shares of common stock (the “Offering”). The last reported sale price of the Company’s common stock on the NASDAQ Global Select Market on November 9, 2021 was $47.95 per share. In connection with the Offering, on November 10, 2021, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, as underwriter (the “Underwriter”), and the Selling Stockholders. The Share Repurchase and the Offering were completed on November 15, 2021. The aggregate price paid by the Company for the Share Repurchase was $76,500, which the Company funded with borrowings under the Credit Agreement. The Company did not receive any proceeds from the Offering. The Founder and Chief Investment Officer of Engaged Capital, LLC was a member of the Company's Board of Directors at the time of the Share Repurchase and the Offering.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of June 30, 2024.

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

Under the supervision, and with the participation, of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including the Company’s CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Hain Celestial Group, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated August 27, 2024 expressed an unqualified opinion thereon.

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
August 27, 2024

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024 (the “2024 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2024 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2024 and 2023

Consolidated Statements of Operations - Fiscal Years ended June 30, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Loss - Fiscal Years ended June 30, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses (ii)	Deductions - describe (i)	Balance at end of period
Fiscal Year Ended June 30, 2024
Allowance for doubtful accounts	$2,750	$1,066	$(2,299)	$1,517
Valuation allowance for deferred tax assets	$52,551	$18,998	$(3,923)	$67,626
Fiscal Year Ended June 30, 2023
Allowance for doubtful accounts	$1,731	$1,450	$(431)	$2,750
Valuation allowance for deferred tax assets	$36,891	$23,212	$(7,552)	$52,551
Fiscal Year Ended June 30, 2022
Allowance for doubtful accounts	$1,314	$1,292	$(875)	$1,731
Valuation allowance for deferred tax assets	$37,453	$784	$(1,346)	$36,891

(i)
Amounts written off and changes in exchange rates.
(ii)
Includes item related to THWR purchase accounting (2024: nil; 2023: $291; 2022: $1,743)

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

10.1.3

Second Amendment, dated August 22, 2023, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, filed with the SEC on November 7, 2023).

10.1.4

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

10.2.2*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.3*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.4*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.5*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.6*

Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.7*

Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.8*

Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.9*

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

10.3.9*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. Amended and Restated 2002 Long Term Incentive and Stock Award Plan – 2023-2025 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 8, 2022).

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

10.6*

Offer Letter, dated August 23, 2023, between the Company and Lee A. Boyce (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, filed with the SEC on November 7, 2023).

10.7.1*

Offer Letter, dated January 18, 2022, between the Company and Christopher J. Bellairs (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, filed with the SEC on March 5, 2022).

10.7.2*

Separation Agreement, dated November 20, 2023, between the Company and Christopher J. Bellairs (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, filed with the SEC on May 8, 2024).

10.8*

Form of Change in Control Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 29, 2019).

10.9*

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 7, 2020).

10.10*

Form of Confidentiality, Non-Interference, and Invention Assignment Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, filed with the SEC on May 9, 2019).

19.1	The Hain Celestial Group, Inc. Insider Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	The Hain Celestial Group, Inc. Incentive Compensation Clawback Policy.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	August 27, 2024	/s/ Lee A. Boyce
Lee A. Boyce Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wendy P. Davidson	President, Chief Executive Officer and Director (Principal Executive Officer)	August 27, 2024
Wendy P. Davidson

/s/ Lee A. Boyce	Chief Financial Officer (Principal Financial Officer)	August 27, 2024
Lee A. Boyce

/s/ Michael J. Ragusa	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 27, 2024
Michael J. Ragusa

/s/ Dawn M. Zier	Chair of the Board	August 27, 2024
Dawn M. Zier

/s/ Richard A. Beck	Director	August 27, 2024
Richard A. Beck

/s/ Neil Campbell	Director	August 27, 2024
Neil Campbell

/s/ Celeste A. Clark	Director	August 27, 2024
Celeste A. Clark

/s/ Shervin J. Korangy	Director	August 27, 2024
Shervin J. Korangy

/s/ Michael B. Sims	Director	August 27, 2024
Michael B. Sims

/s/ Carlyn R. Taylor	Director	August 27, 2024
Carlyn R. Taylor