Form 10-Q
period 2024-09-30
HAIN CELESTIAL GROUP INC
filed 2024-11-07
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of October 31, 2024, there were 90,194,130 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including statements related to Hain Reimagined; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2024 AND JUNE 30, 2024

(In thousands, except par values)

	September 30,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$56,853	$54,307
Accounts receivable, less allowance for doubtful accounts of $1,511 and $1,517, respectively	188,190	179,190
Inventories	270,418	274,128
Prepaid expenses and other current assets	48,570	49,434
Total current assets	564,031	557,059
Property, plant and equipment, net	266,947	261,730
Goodwill	936,341	929,304
Trademarks and other intangible assets, net	250,179	244,799
Investments and joint ventures	10,080	10,228
Operating lease right-of-use assets, net	85,029	86,634
Other assets	22,202	27,794
Total assets	$2,134,809	$2,117,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,969	$188,220
Accrued expenses and other current liabilities	88,160	85,714
Current portion of long-term debt	7,567	7,569
Total current liabilities	280,696	281,503
Long-term debt, less current portion	732,799	736,523
Deferred income taxes	45,397	47,826
Operating lease liabilities, noncurrent portion	78,905	80,863
Other noncurrent liabilities	33,351	27,920
Total liabilities	1,171,148	1,174,635
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 111,964 and 111,867 shares, respectively; outstanding: 89,907 and 89,846 shares, respectively	1,120	1,119
Additional paid-in capital	1,233,129	1,230,253
Retained earnings	557,856	577,519
Accumulated other comprehensive loss	(99,409)	(137,245)
	1,692,696	1,671,646
Less: Treasury stock, at cost, 22,057 and 22,021 shares, respectively	(729,035)	(728,733)
Total stockholders’ equity	963,661	942,913
Total liabilities and stockholders’ equity	$2,134,809	$2,117,548

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2024 AND 2023

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2023
Net sales	$394,596	$425,029
Cost of sales	312,986	341,086
Gross profit	81,610	83,943
Selling, general and administrative expenses	71,328	77,169
Productivity and transformation costs	5,018	6,403
Amortization of acquired intangible assets	2,180	1,955
Long-lived asset impairment	31	694
Operating income (loss)	3,053	(2,278)
Interest and other financing expense, net	13,746	13,244
Other expense (income), net	5,292	(265)
Loss before income taxes and equity in net loss of equity-method investees	(15,985)	(15,257)
Provision (benefit) for income taxes	3,523	(5,379)
Equity in net loss of equity-method investees	155	498
Net loss	$(19,663)	$(10,376)

Net loss per common share:
Basic	$(0.22)	$(0.12)
Diluted	$(0.22)	$(0.12)

Shares used in the calculation of net loss per common share:
Basic	89,861	89,512
Diluted	89,861	89,512

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2024 AND 2023

(In thousands)

	Three Months Ended
	September 30, 2024			September 30, 2023
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(19,663)			$(10,376)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$47,815	$-	$47,815	$(32,933)	$-	$(32,933)
Change in deferred (losses) gains on cash flow hedging instruments	(9,702)	2,438	(7,264)	3,238	(794)	2,444
Change in deferred gains (losses) on fair value hedging instruments	151	(38)	113	(381)	94	(287)
Change in deferred (losses) gains on net investment hedging instruments	(3,777)	949	(2,828)	1,821	(452)	1,369
Total other comprehensive income (loss)	$34,487	$3,349	$37,836	$(28,255)	$(1,152)	$(29,407)

Total comprehensive income (loss)			$18,173			$(39,783)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2024

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913
Net loss				(19,663)				(19,663)
Other comprehensive income							37,836	37,836
Issuance of common stock pursuant to stock-based compensation plans	97	1						1
Employee shares withheld for taxes					36	(302)		(302)
Stock-based compensation expense			2,876					2,876
Balance at September 30, 2024	111,964	$1,120	$1,233,129	$557,856	22,057	$(729,035)	$(99,409)	$963,661

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(In thousands)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,663)	$(10,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,427	12,305
Deferred income taxes	(671)	(11,269)
Equity in net loss of equity-method investees	155	498
Stock-based compensation, net	2,876	3,742
Long-lived asset impairment	31	694
Loss on sale of assets	3,934	62
Other non-cash items, net	1,085	(556)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(3,926)	(1,150)
Inventories	2,282	(7,423)
Other current assets	(2,471)	8,761
Other assets and liabilities	579	(3,198)
Accounts payable and accrued expenses	(6,425)	21,940
Net cash (used in) provided by operating activities	(10,787)	14,030
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,757)	(6,906)
Proceeds from sale of assets	12,066	1,257
Net cash provided by (used in) investing activities	6,309	(5,649)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	59,000	46,000
Repayments under bank revolving credit facility	(61,000)	(57,000)
Repayments under term loan	(1,875)	(1,875)
Payments of other debt, net	(21)	(3,834)
Employee shares withheld for taxes	(302)	(875)
Net cash used in financing activities	(4,198)	(17,584)
Effect of exchange rate changes on cash	11,222	(5,881)
Net increase (decrease) in cash and cash equivalents	2,546	(15,084)
Cash and cash equivalents at beginning of period	54,307	53,364
Cash and cash equivalents at end of period	$56,853	$38,280

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except par values and per share data)

1.
BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, meal preparation, and personal care are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® Jelly, Earth’s Best® and Ella’s Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, Yves® and Linda McCartney’s® (under license) meat-free, and Avalon Organics® personal care, among others.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2024 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2024 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All dollar amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $56,959 and $86,506 during the three months ended September 30, 2024 and 2023, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash (used in) provided by operating activities on the consolidated statements of cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which will require entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction, pretax income (loss) from continuing operations, and income tax expense (benefit). The amendments are effective for fiscal years beginning after December 15, 2024 and for interim periods within fiscal years beginning after December 15, 2025. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(19,663)	$(10,376)

Denominator:
Basic and diluted weighted average shares outstanding	89,861	89,512
Basic and diluted net loss per common share	$(0.22)	$(0.12)

Due to the Company’s net loss in each of the three months ended September 30, 2024 and September 30, 2023, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions and such conditions had not been achieved during the respective periods.

4.
DISPOSITION

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s portfolio simplification process. ParmCrisps® was part of the Company’s North America reportable segment. During the three months ended September 30, 2024, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other expense (income), net.

5.
INVENTORIES

Inventories consisted of the following:

	September 30, 2024	June 30, 2024
Finished goods	$178,863	$178,150
Raw materials, work-in-progress, and packaging	91,555	95,978
	$270,418	$274,128

6.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2024	June 30, 2024
Land	$11,738	$11,381
Buildings and improvements	59,381	57,030
Machinery and equipment	335,138	325,174
Computer hardware and software	54,940	54,139
Furniture and fixtures	21,830	20,943
Leasehold improvements	37,784	39,255
Construction in progress	11,534	12,783
	532,345	520,705
Less: Accumulated depreciation	265,398	258,975
	$266,947	$261,730

Depreciation expense for the three months ended September 30, 2024 and 2023 was $7,910 and $9,826, respectively.

7.
LEASES

The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Western Europe. The Company determines if an arrangement is or contains a lease at inception. At September 30, 2024 and June 30, 2024, right of use assets related to finance leases are included in property, plant and equipment, net on the consolidated balance sheets. Lease liabilities for finance leases are included in the current and non-current portions of long-term debt on the consolidated balance sheets. Current portion of the operating lease liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company does not have any related party leases, and sublease transactions are de minimis.

The components of lease expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
Operating lease expenses	$4,109	$4,578
Finance lease expenses	37	37
Variable lease expenses	173	182
Short-term lease expenses	426	395
Total lease expenses	$4,745	$5,192

8.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2024(1)	$689,468	$239,836	$929,304
Divestiture(2)	(7,280)	—	(7,280)
Translation	514	13,803	14,317
Balance as of September 30, 2024	$682,702	$253,639	$936,341
(1)
The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.

(2) During the three months ended September 30, 2024, the Company completed the divestiture of ParmCrisps®, a component of the North America reportable segment. Goodwill of $7,280 was assigned to the divested component on a relative fair value basis.

As of September 30, 2024, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of its reporting units was less than its carrying amount, including goodwill. The Company concluded that were no events or circumstances that warranted an interim quantitative impairment test for goodwill during the three months ended September 30, 2024. As of September 30, 2024, goodwill associated with the U.S. reporting unit had a carrying value of $633,774. The U.S. reporting unit is at risk of potential impairment if, among other things, the fair value of this reporting unit, and its associated assets, decreases in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2024	June 30, 2024
Non-amortized intangible assets:
Trademarks and tradenames(1)	$201,407	$195,237
Amortized intangible assets:
Other intangibles	169,560	167,886
Less: Accumulated amortization	(120,788)	(118,324)
Net amortized intangible assets	48,772	49,562
Net other intangible assets	$250,179	$244,799

(1) The gross carrying value of trademarks and tradenames is reflected net of $251,551 of accumulated impairment charges as of September 30, 2024 and June 30, 2024.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2024 or 2023.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 8.7 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,
	2024	2023
Amortization of acquired intangibles	$2,180	$1,955

9.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2024	June 30, 2024
Revolving credit facility	$473,000	$475,000
Term loans	268,675	270,550
Less: Unamortized issuance costs	(1,510)	(1,680)
Other borrowings(1)	201	222
	740,366	744,092
Short-term borrowings and current portion of long-term debt(2)	7,567	7,569
Long-term debt, less current portion	$732,799	$736,523

(1) Includes $201 (June 30, 2024: $222) of finance lease obligations.

(2) Includes $83 (June 30, 2024: $85) of short-term finance lease obligations.

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

During the Second Amendment Period, loans under the Credit Agreement bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment

Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2024 was 7.76%. During fiscal 2022, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of September 30, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2024 was 6.56%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of September 30, 2024, there were $473,000 of loans under the Revolver, $268,675 of Term Loans, and $3,247 of letters of credit outstanding under the Credit Agreement. As of September 30, 2024, $323,753 was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2024, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the First and Second Amendments to its Credit Agreement during the second quarter of fiscal year 2023 and first quarter of fiscal year 2024, respectively, the Company incurred debt issuance costs of approximately $5,841, of which $5,729 was deferred. Of the total deferred costs, $4,198 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the consolidated balance sheets, and $1,531 are being recorded as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement utilizing the effective interest rate method.

Interest paid during the three months ended September 30, 2024 and September 30, 2023 was $12,455 and $11,432, respectively.

10.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss), which has been the case for certain jurisdictions for the quarter ended September 30, 2024. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was an expense of 22.0% and a benefit of 35.3% for the three months ended September 30, 2024 and 2023, respectively. The income tax expense for the three months ended September 30, 2024 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

11.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains (Losses) on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	$(170,961)	$13,342	$398	$1,598	$(155,623)

Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)

(1) See Note 14, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three months ended September 30, 2024 and 2023.

12.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a shareholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (as amended, the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Shareholders held on November 17, 2022, and further amended at the Company’s 2024 Annual Meeting of Shareholders held on October 31, 2024. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s shareholders. The 2022 Plan is administered by the Compensation and Talent Management Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan (the “2002 Plan”) and its 2019 Equity Inducement Award Program (the “2019 Inducement Program”). The 2022 Plan, the 2002 Plan and the 2019 Inducement Program are collectively referred to as the “Stock Award Plans”. The Company’s long term incentive program (“LTIP”) is described in Note 13, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

Compensation cost and related income tax benefits recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2024	2023
Selling, general and administrative expense	$2,876	$3,742
Related income tax benefit	$283	$456

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSU”), which are service-based awards, and performance share units (“PSU”) that are subject to the achievement of minimum market conditions. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of September 30, 2024 generally provide for vesting at 0% to 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the three months ended September 30, 2024 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2024	2,165	$15.03
Granted	12	$7
Vested	(97)	$18.15
Forfeited	(69)	$15.14
Non-vested RSUs and PSUs outstanding at September 30, 2024	2,011	$14.83

The fair value of RSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Three Months Ended September 30,
	2024	2023
Fair value of RSUs granted	$86	$—
Fair value of shares vested	$823	$2,422
Tax benefit recognized from restricted shares vesting	$100	$281

At September 30, 2024, there was $15,518 of unrecognized stock-based compensation expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,397	$—	$5,397	$—
Liabilities:
Derivative financial instruments	$8,159	—	$8,159	—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$14,982	$—	$14,982	$—
Liabilities:
Derivative financial instruments	$3,333	—	$3,333	—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2024 or 2023.

Derivative Instruments

The Company uses interest rate swaps to manage interest rate risk and cross-currency swaps and foreign currency exchange contracts to manage exposure to currency fluctuations. These instruments are valued using techniques like discounted cash flow analysis, which considers the contractual terms and market-based inputs such as interest rate curves and implied volatilities. The fair values of interest rate swaps are determined by netting the discounted future fixed and variable cash flows. The variable cash flows are based on expected future interest rates.

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of September 30, 2024 and June 30, 2024 were classified as Level 2.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets, such as goodwill, intangible assets, property and equipment, and right-of-use lease assets, at fair value on a nonrecurring basis. These assets are initially measured at fair value at the time of acquisition or purchase, with adjustments only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their carrying values to their estimated fair values. If an asset is impaired, the Company recognizes an impairment expense equal to the excess of the carrying value over the estimated fair value.

For indefinite-lived intangible assets, the fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units are estimated using discounted cash flow models, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $3,010 will be reclassified as a decrease to interest expense.

As of September 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap	4	$400,000

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to fluctuations in various foreign currencies against its functional currency, the U.S. Dollar. The Company, at times, uses forward contracts to manage its exposure to fluctuations in the GBP-EUR exchange rates. The Company designates these derivatives as cash flow hedges of foreign exchange risks.

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that no amount relating to the foreign currency forward contracts will be reclassified to interest expense. As of September 30, 2024, the Company had no outstanding foreign currency derivatives that were used to hedge its foreign exchange risks.

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

As of September 30, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $476 relating to cross currency swaps will be reclassified as a decrease to interest expense.

As of September 30, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of September 30, 2024 and June 30, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
Intercompany loan receivable	$27,548	$26,465	$1,083	$(480)

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$3,008	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	—	Other noncurrent liabilities	104
Cross-currency swaps	Prepaid expenses and other current assets	2,389	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	8,055
Total derivatives designated as hedging instruments		$5,397		$8,159

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$7,455	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	5,151	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,376	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	3,333
Total derivatives designated as hedging instruments		$14,982		$3,333

The following table presents the pre-tax effect of cash flow hedge accounting on AOCL for the three months ended September 30, 2024 and 2023:

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income	Amount of Gain Reclassified from AOCL into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Interest rate swaps	$(7,366)	$5,478	Interest and other financing expense, net	$2,336	$2,281
Foreign currency forward contracts	—	41	Cost of sales	—	—
	$(7,366)	$5,519		$2,336	$2,281

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing cash flow hedge accounting on the consolidated statements of operations for the three months ended of September 30, 2024 and 2023:

	Location and Amount of Gain (Loss) Recognized in the Consolidated Statements of Operations on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of cash flow hedging:
Gain on cash flow hedging relationships
Interest rate swaps
Amount of gain reclassified from AOCL into income	$2,336	$2,281

The following table presents the pre-tax effect of fair value hedge accounting on AOCL for the three months ended September 30, 2024 and 2023:

Derivatives in Fair value Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Reclassified from AOCL into Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Cross-currency swaps	$(809)	$572	Interest and other financing expense, net	$123	$123
	$(809)	$572		$123	$123

The following table presents the pre-tax effect of the Company’s derivative financial instruments electing fair value hedge accounting on the consolidated statements of operations as of September 30, 2024 and 2023:

	Location and Amount of (Loss) Gain Recognized in the Consolidated Statements of Operations on Fair Value Hedging Relationships
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	Interest and other financing expense, net	Interest and other financing expense, net
The effects of fair value hedging:
Gain on fair value hedging relationships
Cross-currency swaps
Amount of (loss) gain reclassified from AOCL into (expense) income	$(960)	$953

The following table presents the pre-tax effect of the Company’s net investment hedges on AOCL and the consolidated statements of operations for the three months ended September 30, 2024 and 2023:

Derivatives in Net Investment Hedging Relationships	Amount of (Loss) Gain Recognized in AOCL on Derivatives		Location of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Cross-currency swaps	$(3,282)	$2,316	Interest and other financing expense, net	$495	$495

15.
TRANSFORMATION PROGRAM - HAIN REIMAGINED

During the first quarter of fiscal year 2024, the Company initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”). The Hain Reimagined Program is intended to optimize the Company’s portfolio, improve underlying profitability and increase its flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The savings initiatives are expected to impact the Company’s reportable segments and Corporate and Other. Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year and is comprised of: contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the three months ended September 30, 2024, expenses associated with the Hain Reimagined Program in the amount of $5,018, $376, and $31, respectively, were recorded in productivity and transformation costs, cost of sales, and intangibles and long-lived asset impairment, respectively, on the consolidated statements of operations. For the three months ended September 30, 2023, expenses associated with the Hain Reimagined Program in the amount of $6,403 and $3,320, respectively, were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Hain Reimagined Program for the period ended September 30, 2024 and September 30, 2023 by reportable segments and Corporate and Other.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
North America	$2,241	$3,358
Corporate and Other	1,990	5,770
International	1,194	595
	$5,425	$9,723

The following table displays the activities and liability balances relating to the Hain Reimagined Program for the period ended as of September 30, 2024. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2024	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at September 30, 2024
Employee-related costs	$1,985	$2,280	$(2,820)	$—	$1,445
Contract termination costs	347	367	(8)	(70)	636
Asset write-downs[1]	—	31	—	(31)	—
Other transformation-related expenses[2]	3,988	2,747	(2,454)	(600)	3,681
	$6,320	$5,425	$(5,282)	$(701)	$5,762

1Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
2Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

16.
COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

On August 17, 2016, three securities class action complaints were filed in the Eastern District of New York (the “District Court”) against the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934: (1) Flora v. The Hain Celestial Group, Inc., et al.; (2) Lynn v. The Hain Celestial Group, Inc., et al.; and (3) Spadola v. The Hain Celestial Group, Inc., et al. (collectively, the “Securities Complaints”). The Securities Complaints were ultimately consolidated under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”), and Rosewood Funeral Home and Salamon Gimpel were appointed as Co-Lead Plaintiffs. During the summer of 2017, a Corrected Consolidated Amended Complaint was filed, which named as defendants the Company and certain of its former officers (collectively, “Defendants”) and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and Securities and Exchange Commission (“SEC”) filings regarding the Company’s business, prospects, financial results and internal controls.

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Corrected Consolidated Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. The parties ultimately submitted supplemental briefing between May 12, 2022 and June 23, 2022, and in June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit. Co-Lead Plaintiffs filed their opening brief on February 12, 2024. Defendants opposed, and the appeal was fully briefed as of June 3, 2024. The Court has scheduled oral argument on Plaintiffs’ appeal for December 5, 2024.

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

By summary order dated January 18, 2024, the Second Circuit vacated the judgment dismissing the Beech-Nut Case and remanded for further proceedings. On February 15, 2024, the Company served a renewed motion to dismiss the Consolidated Proceeding. Plaintiffs served their opposition on March 14, 2024, and the Company served its reply on April 4, 2024. The Court heard oral argument on the motion to dismiss on August 1, 2024, and took the motion under submission. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

The Company has been named in one civil government enforcement action, State of New Mexico ex rel. Balderas v. Nurture, Inc., et al., which was filed by the New Mexico Attorney General against the Company and several other manufacturers based on the alleged presence of heavy metals in their baby food products. The Company and several other manufacturers moved to dismiss the New Mexico Attorney General’s lawsuit, and the Court denied that motion. The Company filed its answer to the New

Mexico Attorney General’s amended complaint on April 23, 2022, and discovery is set to commence. The Company denies the New Mexico Attorney General’s allegations and maintains that its baby foods are safe, properly labeled, and compliant with New Mexico law.

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

Multidistrict Litigation

•
On January 4, 2024, Plaintiffs in federal cases across the country filed a Motion to Transfer Actions Pursuant to 28 U.S.C. § 1407 for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted Plaintiffs’ Motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. In Re: Baby Food Products Liability Litigation (MDL No. 3101) has been assigned to District Judge Jacqueline Scott Corley. On April 15, 2024, Judge Corley issued Pretrial Order No. 1 staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 24 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. The MDL will first proceed with general causation discovery.

California State Court Cases

•
There are currently seven cases against the Company pending in California state court, including six in Los Angeles Superior Court and one in Alameda Superior Court. The Plaintiffs filed a Petition for Coordination to the Chair of the Judicial Council seeking to coordinate the Alameda Superior Court and Los Angeles Superior Court cases. The Judicial Council granted the JCCP petition and on June 4, 2024, Judge Lawrence P. Riff (Los Angeles Superior Court) was assigned as trial coordination judge. All but one of the cases have been stayed.
•
In one of the Los Angeles cases, Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, fact discovery has closed, and expert discovery is ongoing. The Court vacated the original January 2025 trial date, and a new trial date has not been set.

Other Cases

•
In the matter Palmquist v. The Hain Celestial Group, Inc., a jury trial commenced on February 6, 2023 in the United States District Court for the Southern District of Texas. The Company moved for Directed Verdict at the close of Plaintiffs’ case. The Court granted the Company’s motion, finding no liability for the Company. The Court entered Final Judgment in the Company’s favor on March 3, 2023. On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs appealed, and on May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgement of the district court. the Company filed a petition for en banc reconsideration, which the Fifth Circuit denied. The case has been remanded to Texas state court. The Company expects to petition the Supreme Court of the United States for a writ of certiorari.
•
In NC v. The Hain Celestial Group, et al., in the Superior Court for the State of California, County of Los Angeles, judgment was entered on October 26, 2023 in favor of the defendants as a result of successful defense pretrial motions, including the Company’s motion for summary judgment. The time for appeal has passed.

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

Segment Adjusted EBITDA excludes net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, loss on sale of assets, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2024	2023
Net Sales:
North America	$231,140	$260,054
International	163,456	164,975
	$394,596	$425,029

Adjusted EBITDA:
North America	$12,459	$18,727
International	20,370	17,438
Total Reportable Segments Adjusted EBITDA	32,829	36,165
Corporate and Other	(10,454)	(12,075)
	22,375	24,090
Depreciation and amortization	(11,427)	(12,305)
Equity in net loss of equity-method investees	(155)	(498)
Interest expense, net	(12,995)	(12,623)
(Provision) benefit for income taxes	(3,523)	5,379
Stock-based compensation, net	(2,876)	(3,742)
Unrealized currency losses	(1,194)	(35)
Certain litigation expenses, net(a)	(827)	(1,524)
Restructuring activities
Productivity and transformation costs	(5,018)	(6,403)
Plant closure related costs, net	(376)	(1,841)
Acquisitions, divestitures and other
Loss on sale of assets	(3,934)	(62)
Transaction and integration costs, net	318	(118)
Impairment charges
Long-lived asset impairment	(31)	(694)
Net loss	$(19,663)	$(10,376)

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended September 30,
	2024	2023
Snacks	$99,475	$117,088
Baby & Kids	60,768	62,528
Beverages	56,676	56,148
Meal preparation	159,392	165,196
Personal care	18,285	24,069
	$394,596	$425,029

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended September 30,
	2024	2023
United States	$202,773	$230,659
United Kingdom	122,406	121,051
Western Europe	41,050	43,924
Canada	28,367	29,395
	$394,596	$425,029

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2024 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, meal preparation, and personal care, are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® Jelly, Earth’s Best® and Ella’s Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, Yves® and Linda McCartney’s® (under license) meat-free, and Avalon Organics® personal care, among others.

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

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Hain Reimagined Program are expected to be $115 million - $125 million inclusive of potential inventory write-downs of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three months ended September 30, 2024, we incurred approximately $5 million of expenses associated with the Hain Reimagined Program, compared to $10 million in the prior year quarter. Annualized pretax savings are expected to be $130 million - $150 million. As part of the Hain Reimagined Program, the Company completed the sale of three non-core brands during the fourth quarter of fiscal 2024 and first quarter of fiscal 2025. We initiated actions to consolidate our personal care manufacturing footprint, which were substantially completed in the first quarter of fiscal 2025. The Company also initiated actions to: (i) simplify its distribution footprint in the U.S.; (ii) rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion; (iii) reduce office space; and (iv) exit its non-strategic joint venture in India as part of the Focus and Fuel pillars of the Hain Reimagined Program.

Global Economic Environment

The duration and intensity of inflation fluctuations, the possibility of an impending recession, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict, may lead to increased supply chain expenses, and other business impacts. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2024 and 2023 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2024		September 30, 2023		Dollars	Percentage
Net sales	$394,596	100.0%	$425,029	100.0%	$(30,433)	(7.2)%
Cost of sales	312,986	79.3%	341,086	80.3%	(28,100)	(8.2)%
Gross profit	81,610	20.7%	83,943	19.7%	(2,333)	(2.8)%
Selling, general and administrative expenses	71,328	18.1%	77,169	18.2%	(5,841)	(7.6)%
Productivity and transformation costs	5,018	1.3%	6,403	1.5%	(1,385)	(21.6)%
Amortization of acquired intangible assets	2,180	0.6%	1,955	0.5%	225	11.5%
Long-lived asset impairment	31	0.0%	694	0.2%	(663)	(95.5)%
Operating income (loss)	3,053	0.8%	(2,278)	(0.5)%	5,331	*
Interest and other financing expense, net	13,746	3.5%	13,244	3.1%	502	3.8%
Other expense (income), net	5,292	1.3%	(265)	(0.1)%	5,557	*
Loss before income taxes and equity in net loss of equity-method investees	(15,985)	(4.1)%	(15,257)	(3.6)%	(728)	4.8%
Provision (benefit) for income taxes	3,523	0.9%	(5,379)	(1.3)%	8,902	*
Equity in net loss of equity-method investees	155	0.0%	498	0.1%	(343)	(68.9)%
Net loss	$(19,663)	(5.0)%	$(10,376)	(2.4)%	$(9,287)	89.5%

Adjusted EBITDA	$22,375	5.7%	$24,090	5.7%	$(1,715)	(7.1)%
Diluted net loss per common share	$(0.22)		$(0.12)		$(0.10)	88.8%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended September 30, 2024 were $394.6 million, a decrease of $30.4 million, or 7.2%, including an unfavorable impact of $13.1 million or 2.9% related to divestitures, discontinued brands and exited product categories and a favorable impact of $3.3 million or 0.8% from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $20.6 million, or 5.1%, from the prior year quarter. Additionally, the decrease in organic net sales was comprised of a 4% decrease in volume/mix and a 1% decrease in price. The decrease in each of net sales and organic net sales was primarily due to declines in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $81.6 million, a decrease of $2.3 million, or 2.8%, as compared to the prior year quarter. However, gross profit margin of 20.7% for the three months ended September 30, 2024 was higher when compared with 19.7% in the prior year quarter.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume, partially offset by favorable product mix and productivity improvements. The International reportable segment had an increase in gross profit mainly driven by higher margin due to productivity and improved promotional efficiency, partially offset by lower volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $71.3 million for the three months ended September 30, 2024, a decrease of $5.8 million, or 7.6%, from $77.2 million for the prior year quarter. The decrease was primarily due to lower marketing and advertising expense and employee-related expenses.

Productivity and Transformation Costs

Productivity and transformation costs were $5.0 million for the three months ended September 30, 2024, a decrease of $1.4 million, or 21.6%, from $6.4 million in the prior year quarter. The decrease was primarily due to lower restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.2 million for the three months ended September 30, 2024, an increase of $0.2 million from $2.0 million in the prior year quarter.

Long-Lived Asset Impairment

During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge of $0.7 million related to certain equipment in North America.

Operating Income (Loss)

Operating income for the three months ended September 30, 2024 was $3.1 million compared to an operating loss of $2.3 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $13.7 million for the three months ended September 30, 2024, an increase of $0.5 million, or 3.8%, from $13.2 million in the prior year quarter. The increase resulted primarily from higher borrowing rates, partially offset by a lower outstanding debt balance compared to the prior year quarter. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense (Income), Net

Other expense, net totaled $5.3 million for the three months ended September 30, 2024, compared to $0.3 million of other income, net in the prior year quarter. The change primarily reflected the recognition of a $3.9 million pretax loss on the sale of the ParmCrisps® business in the first quarter of 2024 and higher net unrealized foreign currency losses.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2024 was $16.0 million compared to $15.3 million in the prior year quarter. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $3.5 million for the three months ended September 30, 2024 compared to benefit of $5.4 million in the prior year quarter.

The effective income tax rate was an expense of 22.0% and a benefit of 35.3% for the three months ended September 30, 2024 and 2023, respectively. The income tax expense for the three months ended September 30, 2024 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the three months ended September 30, 2024 was a loss of $0.2 million compared to a $0.5 million loss in the prior year quarter.

Net Loss

Net loss for the three months ended September 30, 2024 was $19.7 million, or $0.22 per diluted share, compared to $10.4 million, or $0.12 per diluted share, in the prior year quarter. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $22.4 million and $24.1 million for the three months ended September 30, 2024 and 2023, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended September 30, 2024 and 2023:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/24	$231,140	$163,456	$—	$394,596
Three months ended 9/30/23	260,054	164,975	—	425,029
$ change	$(28,914)	$(1,519)	n/a	$(30,433)
% change	(11.1)%	(0.9)%	n/a	(7.2)%

Adjusted EBITDA
Three months ended 9/30/24	$12,459	$20,370	$(10,454)	$22,375
Three months ended 9/30/23	18,727	17,438	(12,075)	24,090
$ change	$(6,268)	$2,932	$1,621	$(1,715)
% change	(33.5)%	16.8%	(13.4)%	(7.1)%

Adjusted EBITDA margin
Three months ended 9/30/24	5.4%	12.5%	n/a	5.7%
Three months ended 9/30/23	7.2%	10.6%	n/a	5.7%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2024 were $231.1 million, a decrease of $28.9 million, or 11.1%, including an unfavorable impact of $12.9 million or 4.4% related to divestitures, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $15.5 million, or 6.5% to $223.6 million from $239.1 million in the prior year quarter.

The decrease in each of net sales and organic net sales was primarily due to lower sales in the snacks category, as expected, due to the timing shift of a promotional event that was held in the first quarter of last fiscal year into the third quarter of the current fiscal year, as well as by a decline in the meal preparation category, partially offset by growth in the beverages category.

Adjusted EBITDA for the three months ended September 30, 2024 was $12.5 million, a decrease of $6.3 million, or 33.5%, from Adjusted EBITDA of $18.7 million in the prior year quarter. The decrease was primarily driven by lower volume and inflation, partially offset by productivity. Adjusted EBITDA margin was 5.4%, a 180-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the three months ended September 30, 2024 were $163.5 million, a decrease of $1.5 million, or 0.9%, including a favorable impact of $3.9 million or 2.3% related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $5.1 million or 3.1% to $159.4 million from $164.5 million the prior year quarter.

The decrease in net sales was primarily due to lower sales in the beverages and baby & kids categories on account of lower branded sales. The decrease in organic net sales was primarily due to lower sales in the meal preparation and baby & kids categories. The decrease in the meal preparation category was due to short-term softness in private label spreads and drizzles, partially offset by strong soup performance across brands. Baby & kids category net sales were lower due to lower branded sales.

Adjusted EBITDA for the three months ended September 30, 2024 was $20.4 million, an increase of $2.9 million, or 16.8%, from Adjusted EBITDA of $17.4 million in the prior year quarter. The increase was primarily driven by an increase in gross profit reflecting improved margin associated with productivity improvements and improved promotional efficiency, partially offset by lower volume and a decrease in selling, general and administrative expenses. Adjusted EBITDA margin was 12.5%, a 190-basis point increase from the prior year period.

Corporate and Other

The decrease in Corporate and Other expenses primarily reflected a decrease in consulting charges.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period”). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00. As of September 30, 2024, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 3.87:1.00, 3.87:1.00 and 3.26:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to U.S. GAAP. Please refer to the Credit Agreement filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement could have significant consequences” set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

During the Second Amendment Period, loans under the Credit Agreement bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment

Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2024 was 7.76%. During fiscal 2022, the Company used interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of September 30, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2024 was 6.56%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of September 30, 2024, there were $473,000 of loans under the Revolver, $268,675 of Term Loans, and $3,247 of letters of credit outstanding under the Credit Agreement. As of September 30, 2024, $323,753 was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2024, the Company was in compliance with all associated covenants.

Our cash and cash equivalents balance increased by $2.5 million at September 30, 2024 to $56.9 million as compared to $54.3 million at June 30, 2024. Our working capital was $283.3 million at September 30, 2024, an increase of $7.8 million from $275.6 million at the end of fiscal 2024. Additionally, our total debt decreased by $3.7 million at September 30, 2024 to $740.4 million as compared to $744.1 million at June 30, 2024 as a result of net repayments carried out during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of September 30, 2024, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash (used in) provided by operating, investing and financing activities is summarized below.

	Three Months Ended September 30,		Change in
(Dollars in thousands)	2024	2023	Dollars
Cash flows (used in) provided by:
Operating activities	$(10,787)	$14,030	$(24,817)
Investing activities	6,309	(5,649)	11,958
Financing activities	(4,198)	(17,584)	13,386
Effect of exchange rate changes on cash	11,222	(5,881)	17,103
Net increase (decrease) in cash and cash equivalents	$2,546	$(15,084)	$17,630

Cash used in operating activities was $10.8 million for the three months ended September 30, 2024, a decrease of $24.8 million from cash provided by operating activities of $14.0 million in the prior year period. This increase in cash used in operating activities versus the prior year period resulted primarily from higher cash utilization of $28.9 million for our working capital accounts which was mainly due to lower accounts payable and accrued expenses of $22.8 million, primarily reflecting timing of payments to suppliers in North America and cash restructuring charges, partially offset by focused inventory management, which generated year-over-year improvement of $9.7 million as well as a reduction of $4.1 million in net loss adjusted for non-cash charges.

Cash provided by investing activities was $6.3 million for the three months ended September 30, 2024, an increase of $12.0 million from cash used in investing activities of $5.6 million in the prior year period primarily due to an increase in proceeds from asset sales of $10.8 million and lower capital expenditures in the current period due to phasing of capital projects. During the three months ended September 30, 2024, $5.8 million of capital expenditures were incurred primarily related to operational improvements in the United States and United Kingdom. We expect capital expenditures to be approximately $50 million for fiscal year 2025.

Cash used in financing activities was $4.2 million for the three months ended September 30, 2024, a decrease of $13.4 million compared to $17.6 million in the prior year period. The decrease in cash used in financing activities was primarily due to lower net debt repayment during the three months ended September 30, 2024.

Free Cash Flow

Our free cash flow was negative $16.5 million for the three months ended September 30, 2024, a decrease of $23.7 million from free cash flow of $7.1 million in the three months ended September 30, 2023. The period-over-period change resulted primarily from a decrease in cash flows from operations of $24.8 million driven by the reasons explained above, partially offset by lower capital expenditures. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash (used in) provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2024, the Company did not repurchase any shares under the repurchase program. As of September 30, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

Organic Net Sales

As noted above, we define organic net sales as net sales excluding the impact of acquisitions, divestitures, discontinued brands and exited product categories and foreign exchange. To adjust organic net sales for the impact of acquisitions, the net sales of an acquired business are excluded from fiscal quarters constituting or falling within the current period and prior period where the applicable fiscal quarter in the prior period did not include the acquired business for the entire quarter. To adjust organic net sales for the impact of divestitures, discontinued brands and exited product categories, the net sales of a divested business, discontinued brand or exited product category are excluded from all periods. To adjust organic net sales for the impact of foreign exchange, current period net sales for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year.

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2024	$231,140	$163,456	$394,596
Less: Divestitures, discontinued brands and exited product categories	8,110	218	8,328
Less: Impact of foreign currency exchange	(529)	3,835	3,306
Organic net sales - Three months ended September 30, 2024	$223,559	$159,403	$382,962

Net sales - Three months ended September 30, 2023	$260,054	$164,975	$425,029
Less: Divestitures, discontinued brands and exited product categories	20,973	476	21,449
Organic net sales - Three months ended September 30, 2023	$239,081	$164,499	$403,580

Net sales decline	(11.1)%	(0.9)%	(7.2)%
Less: Impact of divestitures, discontinued brands and exited product categories	(4.4)%	(0.1)%	(2.9)%
Less: Impact of foreign currency exchange	(0.2)%	2.3%	0.8%
Organic net sales decline	(6.5)%	(3.1)%	(5.1)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation expenses, net, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, loss on sale of assets, long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Net loss	$(19,663)	$(10,376)

Depreciation and amortization	11,427	12,305
Equity in net loss of equity-method investees	155	498
Interest expense, net	12,995	12,623
Provision (benefit) for income taxes	3,523	(5,379)
Stock-based compensation, net	2,876	3,742
Unrealized currency losses	1,194	35
Certain litigation expenses, net(a)	827	1,524
Restructuring activities
Productivity and transformation costs	5,018	6,403
Plant closure related costs, net	376	1,841
Acquisitions, divestitures and other
Loss on sale of assets	3,934	62
Transaction and integration costs, net	(318)	118
Impairment charges
Long-lived asset impairment	31	694
Adjusted EBITDA	$22,375	$24,090

(a) Expenses and items relating to securities class action and baby food litigation and SEC investigation.

Free Cash Flow

In our internal evaluations, we use the non-GAAP financial measure “Free Cash Flow.” The difference between Free Cash Flow and cash flows used in or provided by operating activities, which is the most comparable U.S. GAAP financial measure, is that Free Cash Flow reflects the impact of purchases of property, plant and equipment (capital spending). Since capital spending is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital spending when evaluating our cash flows provided by or used in operating activities. We view Free Cash Flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Free Cash Flow in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP.

A reconciliation from cash flows (used in) provided by operating activities to Free Cash Flow is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(10,787)	$14,030
Purchases of property, plant and equipment	(5,757)	(6,906)
Free Cash Flow	$(16,544)	$7,124

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, from which there have been no material changes. We are providing the below update regarding goodwill.

Goodwill

In each quarter subsequent to our annual impairment assessment, we review events that occur or circumstances that change, including the macroeconomic environment, our business performance and our market capitalization, to determine if a quantitative impairment assessment is necessary. If assumptions are not achieved or market conditions decline, potential impairment charges could result. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (i.e., as a result of changes in interest rates or other conditions), lower than expected sales and profit growth rates, changes in industry EBITDA multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer, among others.

As of September 30, 2024, we performed an assessment of factors to determine whether it was more likely than not that the fair value of our reporting units was less than its carrying amount, including goodwill. We concluded that were no events or circumstances that warranted an interim quantitative impairment test for goodwill during the three months ended September 30, 2024. As of September 30, 2024, goodwill associated with the U.S. reporting unit had a carrying value of $633,774. The U.S. reporting unit is at risk of impairment in the event of unfavorable changes in assumptions, including forecasted future cashflows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors. We monitor our reporting units at risk of impairment for interim impairment indicators.

As of September 30, 2024, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the discussion of the material factors contained in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 27, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 16, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the discussion of the material factors contained in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on August 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2024, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended September 30, 2024, there were 35,614 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $8.47 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1*

First Amendment to The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 7, 2024	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)