Form 10-Q
period 2024-12-31
HAIN CELESTIAL GROUP INC
filed 2025-02-10
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

or

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

Yes ☐ No ☒

As of February 4, 2025, there were 90,246,859 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including statements related to Hain Reimagined and our personal care business; our supply chain, including the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively; input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; our ability to execute our cost reduction initiatives and related strategic initiatives; reliance on independent distributors; risks associated with operating internationally; the availability of organic ingredients; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters, including changes in tax policy, tariffs, or import and export controls; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; foreign currency exchange risk; general economic conditions; compliance with our credit agreement; cybersecurity incidents; disruptions to information technology systems; the impact of climate change and related disclosure regulations; liabilities, claims or regulatory change with respect to environmental matters; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; the adequacy of our insurance coverage; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

December 31, 2024 AND JUNE 30, 2024

(In thousands, except par values)

	December 31,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$56,200	$54,307
Accounts receivable, less allowance for doubtful accounts of $1,430 and $1,517, respectively	178,312	179,190
Inventories	260,525	274,128
Prepaid expenses and other current assets	53,450	49,434
Total current assets	548,487	557,059
Property, plant and equipment, net	250,735	261,730
Goodwill	825,624	929,304
Trademarks and other intangible assets, net	223,652	244,799
Investments and joint ventures	6,922	10,228
Operating lease right-of-use assets, net	80,726	86,634
Other assets	24,397	27,794
Total assets	$1,960,543	$2,117,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,541	$188,220
Accrued expenses and other current liabilities	83,168	85,714
Current portion of long-term debt	7,564	7,569
Total current liabilities	289,273	281,503
Long-term debt, less current portion	721,076	736,523
Deferred income taxes	45,571	47,826
Operating lease liabilities, noncurrent portion	74,817	80,863
Other noncurrent liabilities	25,073	27,920
Total liabilities	1,155,810	1,174,635
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 112,393 and 111,867 shares, respectively; outstanding: 90,221 and 89,846 shares, respectively	1,124	1,119
Additional paid-in capital	1,236,702	1,230,253
Retained earnings	453,881	577,519
Accumulated other comprehensive loss	(156,983)	(137,245)
	1,534,724	1,671,646
Less: Treasury stock, at cost, 22,172 and 22,021 shares, respectively	(729,991)	(728,733)
Total stockholders’ equity	804,733	942,913
Total liabilities and stockholders’ equity	$1,960,543	$2,117,548

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2024 AND 2023

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	$411,485	$454,100	$806,081	$879,129
Cost of sales	318,033	351,885	631,019	692,971
Gross profit	93,452	102,215	175,062	186,158
Selling, general and administrative expenses	70,155	73,952	141,483	151,121
Goodwill impairment	91,267	—	91,267	—
Intangibles and long-lived asset impairment	17,986	20,666	18,017	21,360
Productivity and transformation costs	4,190	6,869	9,208	13,272
Amortization of acquired intangible assets	1,753	1,509	3,933	3,464
Operating loss	(91,899)	(781)	(88,846)	(3,059)
Interest and other financing expense, net	12,800	16,138	26,546	29,382
Other (income) expense, net	(4,040)	(42)	1,252	(307)
Loss before income taxes and equity in net loss of equity-method investees	(100,659)	(16,877)	(116,644)	(32,134)
Provision (benefit) for income taxes	2,728	(4,249)	6,251	(9,628)
Equity in net loss of equity-method investees	588	907	743	1,405
Net loss	$(103,975)	$(13,535)	$(123,638)	$(23,911)

Net loss per common share:
Basic	$(1.15)	$(0.15)	$(1.37)	$(0.27)
Diluted	$(1.15)	$(0.15)	$(1.37)	$(0.27)

Shares used in the calculation of net loss per common share:
Basic	90,132	89,811	89,997	89,661
Diluted	90,132	89,811	89,997	89,661

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2024 AND 2023

(In thousands)

	Three Months Ended
	December 31, 2024			December 31, 2023
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax benefit (expense)	After tax amount
Net loss			$(103,975)			$(13,535)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(64,695)	$—	$(64,695)	$36,536	$—	$36,536
Change in deferred gains (losses) on cash flow hedging instruments	4,093	(1,087)	3,006	(10,108)	2,501	(7,607)
Change in deferred (losses) gains on fair value hedging instruments	(479)	127	(352)	47	(11)	36
Change in deferred gains (losses) on net investment hedging instruments	6,084	(1,617)	4,467	(4,474)	1,107	(3,367)
Total other comprehensive (loss) income	$(54,997)	$(2,577)	$(57,574)	$22,001	$3,597	$25,598

Total comprehensive (loss) income			$(161,549)			$12,063

	Six Months Ended
	December 31, 2024			December 31, 2023
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit	After tax amount
Net loss			$(123,638)			$(23,911)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(16,880)	$—	$(16,880)	$3,603	$—	$3,603
Change in deferred losses on cash flow hedging instruments	(5,610)	1,351	(4,259)	(6,871)	1,708	(5,163)
Change in deferred losses on fair value hedging instruments	(329)	89	(240)	(334)	83	(251)
Change in deferred gains (losses) on net investment hedging instruments	2,308	(667)	1,641	(2,653)	655	(1,998)
Total other comprehensive loss	$(20,511)	$773	$(19,738)	$(6,255)	$2,446	$(3,809)

Total comprehensive loss			$(143,376)			$(27,720)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2024

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913
Net loss				(19,663)				(19,663)
Other comprehensive income							37,836	37,836
Issuance of common stock pursuant to stock-based compensation plans	97	1						1
Employee shares withheld for taxes					36	(302)		(302)
Stock-based compensation expense			2,876					2,876
Balance at September 30, 2024	111,964	$1,120	$1,233,129	$557,856	22,057	$(729,035)	$(99,409)	$963,661
Net loss				(103,975)				(103,975)
Other comprehensive loss							(57,574)	(57,574)
Issuance of common stock pursuant to stock-based compensation plans	429	4						4
Employee shares withheld for taxes					115	(956)		(956)
Stock-based compensation expense			3,573					3,573
Balance at December 31, 2024	112,393	$1,124	$1,236,702	$453,881	22,172	$(729,991)	$(156,983)	$804,733

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED December 31, 2024 AND 2023

(In thousands)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,638)	$(23,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,447	23,502
Deferred income taxes	(1,116)	(16,791)
Equity in net loss of equity-method investees	743	1,405
Stock-based compensation, net	6,449	7,118
Goodwill impairment	91,267	—
Intangibles and long-lived asset impairment	18,017	21,360
Loss on sale of assets	2,308	62
Other non-cash items, net	(498)	965
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,459)	(30,647)
Inventories	3,973	15,166
Other current assets	(7,682)	4,882
Other assets and liabilities	(90)	(2,576)
Accounts payable and accrued expenses	9,397	34,150
Net cash provided by operating activities	20,118	34,685
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,139)	(12,735)
Investments and joint ventures, net	2,570	—
Proceeds from sale of assets	13,767	1,332
Net cash provided by (used in) investing activities	4,198	(11,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	109,000	122,000
Repayments under bank revolving credit facility	(121,000)	(137,000)
Repayments under term loan	(3,750)	(3,750)
Payments of other debt, net	(42)	(3,854)
Employee shares withheld for taxes	(1,258)	(1,489)
Net cash used in financing activities	(17,050)	(24,093)
Effect of exchange rate changes on cash	(5,373)	1,119
Net increase in cash and cash equivalents	1,893	308
Cash and cash equivalents at beginning of period	54,307	53,364
Cash and cash equivalents at end of period	$56,200	$53,672

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2024 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2024 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $137,117 and $159,760 during the six months ended December 31, 2024 and 2023, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(103,975)	$(13,535)	$(123,638)	$(23,911)

Denominator:
Basic and diluted weighted average shares outstanding	90,132	89,811	89,997	89,661
Basic and diluted net loss per common share	$(1.15)	$(0.15)	$(1.37)	$(0.27)

Due to the Company’s net loss in each of the three and six months ended December 31, 2024 and December 31, 2023, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions and such conditions had not been achieved during the respective periods.

4.
DISPOSITION

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s portfolio simplification process. ParmCrisps® was part of the Company’s North America reportable segment. During the six months ended December 31, 2024, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other expense (income), net.

5.
INVENTORIES

Inventories consisted of the following:

	December 31, 2024	June 30, 2024
Finished goods	$177,100	$178,150
Raw materials, work-in-progress, and packaging	83,425	95,978
	$260,525	$274,128

6.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2024	June 30, 2024
Land	$11,258	$11,381
Buildings and improvements	56,422	57,030
Machinery and equipment	320,153	325,174
Computer hardware and software	53,760	54,139
Furniture and fixtures	20,762	20,943
Leasehold improvements	38,213	39,255
Construction in progress	13,312	12,783
	513,880	520,705
Less: Accumulated depreciation	263,145	258,975
	$250,735	$261,730

Depreciation expense for the three months ended December 31, 2024 and 2023 was $8,038 and $8,352, respectively. Depreciation expense for the six months ended December 31, 2024 and 2023 was $15,948 and $18,178, respectively.

As a result of the continued decline in actual and projected performance and cash flows related to certain personal care production assets included in the North America reportable segment, the Company determined that an interim impairment test of the asset group was required to be performed during the three months ended December 31, 2024. The fair value was determined based on orderly liquidation value. During the three and six months ended December 31, 2024, the Company recognized a non-cash impairment charge of $2,254 to reduce the carrying value of such long-lived assets to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statement of operations.

During the six months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20,666 related to its former Bell, CA production facility to reduce those assets to their estimated fair value in connection with the closure of such facility. During the three and six months ended December 31, 2024, the Company recognized a $1.7 million pretax gain on the sale of such long-lived assets, which was included as a component of other income, net on the consolidated statement of operations.

7.
LEASES

The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Western Europe. The Company determines if an arrangement is or contains a lease at inception. At December 31, 2024 and June 30, 2024, right of use assets related to finance leases are included in property, plant and equipment, net on the consolidated balance sheets. Lease liabilities for finance leases are included in the current and non-current portions of long-term debt on the consolidated balance sheets. The current portion of the operating lease liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company does not have any related party leases, and sublease transactions are de minimis.

The components of lease expenses for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Operating lease expenses	$3,937	$4,796	$8,046	$9,374
Finance lease expenses	35	37	72	74
Variable lease expenses	177	190	350	372
Short-term lease expenses	414	418	840	813
Total lease expenses	$4,563	$5,441	$9,308	$10,633

8.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2024(1)	$689,468	$239,836	$929,304
Divestiture(2)	(7,280)	—	(7,280)
Translation	(1,914)	(3,219)	(5,133)
Impairment charge	(91,267)	—	(91,267)
Balance as of December 31, 2024	$589,007	$236,617	$825,624
(1)
The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.
(2)
During the six months ended December 31, 2024, the Company completed the divestiture of ParmCrisps®, a component of the North America reportable segment. Goodwill of $7,280 was assigned to the divested component on a relative fair value basis.

As of December 31, 2024, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of the continued decline in the Company’s market capitalization and the recognition of significant intangible asset impairment charges within the reporting units in its North America reportable segment during the three months ended December 31, 2024, the Company completed an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units within the North America reportable segment as of December 31, 2024. For the United Kingdom, Western Europe, and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units estimated fair values exceeded their carrying amounts.

During the three months ended December 31, 2024, the Company conducted interim quantitative impairment tests of goodwill for both the U.S. and Canada reporting units. The fair values were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. As of December 31, 2024, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $800,000, resulting in the recognition of a non-cash impairment charge of $91,267 to reduce the carrying value of the U.S. reporting unit goodwill from $633,774 to $542,507. The goodwill related to the U.S. reporting unit remains at risk of potential impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

The Canada reporting unit’s estimated fair value significantly exceeded its carrying amount as of December 31, 2024, indicating no risk of potential impairment. As of December 31, 2024, goodwill associated with the Canada reporting unit had a carrying value of $46,501.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2024	June 30, 2024
Non-amortized intangible assets:
Trademarks and tradenames(1)	$190,677	$195,237
Amortized intangible assets:
Other intangibles(2)	149,524	167,886
Less: Accumulated amortization	(116,549)	(118,324)
Net amortized intangible assets	32,975	49,562
Net other intangible assets	$223,652	$244,799
(1)
The gross carrying value of trademarks and tradenames is reflected net of $254,887 and $251,551 of accumulated impairment charges as of December 31, 2024 and June 30, 2024, respectively.
(2)
The reduction in carrying value of other intangible assets as of December 31, 2024 reflected accumulated non-cash impairment charges of $29,366 and $17,032 recognized as of December 31, 2024 and June 30, 2024, respectively.

During the three months ended December 31, 2024, the Company recorded a non-cash impairment charge of $15,733 within its North America reportable segment related to its personal care intangible assets (primarily Avalon Organics® JASON®, and Live Clean® trademarks and tradenames) in connection with the Company’s announcement to explore strategic alternatives associated with its personal care business. The Company determined that not all criteria were met to be able to classify the personal care business as held for sale as of December 31, 2024, since the Company had not sought approval from its Board of Directors to explore strategic alternatives for such business prior to that date. However, since a plan was initiated shortly after the balance sheet date, the Company determined that the associated long-lived assets should be tested for recoverability as of December 31, 2024. To determine the amount of the impairment, the Company compared the carrying amount of the personal care intangible assets to their estimated fair value. The assets are part of the North America reportable segment and have a remaining aggregate carrying amount of nil as of December 31, 2024.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 8.1 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Amortization of acquired intangibles	$1,753	$1,509	$3,933	$3,464

9.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2024	June 30, 2024
Revolving credit facility	$463,000	$475,000
Term loans	266,800	270,550
Less: Unamortized issuance costs	(1,340)	(1,680)
Other borrowings(1)	180	222
	728,640	744,092
Short-term borrowings and current portion of long-term debt(2)	7,564	7,569
Long-term debt, less current portion	$721,076	$736,523
(1)
Includes $180 (June 30, 2024: $222) of finance lease obligations.
(2)
Includes $78 (June 30, 2024: $85) of short-term finance lease obligations.

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

During the Second Amendment Period, loans under the Credit Agreement bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2024 was 7.61%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of December 31, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2024 was 6.55%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of December 31, 2024, there were $463,000 of loans under the Revolver, $266,800 of Term Loans, and $2,775 of letters of credit outstanding under the Credit Agreement. As of December 31, 2024, $334,225 was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2024, the Company was in compliance with all associated covenants.

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

Interest paid during the three and six months ended December 31, 2024 was $11,828 and $24,283, respectively. Interest paid during the three and six months ended December 31, 2023 was $15,956 and $27,388, respectively.

10.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended December 31, 2024. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was an expense of 2.7% and a benefit of 25.2% for the three months ended December 31, 2024 and 2023, respectively. The effective income tax rate was an expense of 5.4% and a benefit of 30.0% for the six months ended December 31, 2024 and 2023, respectively. The effective income tax rates for the three and six months ended December 31, 2024 and December 31, 2023 were impacted by the geographical mix of earnings and state income taxes. The effective income tax rate for the three and six months ended December 31, 2024 was also impacted by the impairment of goodwill and personal care intangibles and movement in both federal and state valuation allowances. The effective income tax rate for the three and six months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income, and limitations on the deductibility of executive compensation.

11.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains (Losses) on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	$(170,961)	$13,342	$398	$1,598	$(155,623)
Other comprehensive income (loss) before reclassifications	36,536	(5,806)	(738)	(2,995)	26,997
Amounts reclassified into (income) expense	—	(1,801)	774	(372)	(1,399)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2023(1)	36,536	(7,607)	36	(3,367)	25,598
Balance at December 31, 2023	$(134,425)	$5,735	$434	$(1,769)	$(130,025)

Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)
Other comprehensive (loss) income before reclassifications	(64,695)	4,357	1,190	4,831	(54,317)
Amounts reclassified into income	—	(1,351)	(1,542)	(364)	(3,257)
Net change in accumulated other comprehensive (loss) income for the three months ended December 31, 2024(1)	(64,695)	3,006	(352)	4,467	(57,574)
Balance at December 31, 2024	$(163,953)	$5,137	$58	$1,775	$(156,983)
(1)
See Note 14, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three and six months ended December 31, 2024 and 2023.
12.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a shareholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (as amended, the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Shareholders held on November 17, 2022, and further amended at the Company’s 2024 Annual Meeting of Shareholders held on October 31, 2024. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s shareholders. The 2022 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and its 2019 Equity Inducement Award Program. The Company’s long-term incentive program (“LTIP”) is described in Note 13,

Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

In the second quarter of fiscal 2025, a new form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards, since the Company has the ability and intent to settle such awards in cash.

Compensation cost and related income tax benefits recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Selling, general and administrative expense
Stock-based awards	$3,573	$3,376	$6,449	$7,118
Cash-settled awards	272	—	272	—
Total selling, general and administrative expenses	$3,845	$3,376	$6,721	$7,118
Related income tax benefit	$190	$398	$473	$854

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of December 31, 2024 generally provide for vesting at 0% to 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the six months ended December 31, 2024 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2024	2,165	$15.03
Granted	1,654	$8.98
Vested	(524)	$13.65
Forfeited	(144)	$26.21
Non-vested RSUs and PSUs outstanding at December 31, 2024	3,151	$11.57

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Six Months Ended December 31,
	2024	2023
Fair value of RSUs and PSUs granted	$14,855	$19,286
Fair value of shares vested	$4,411	$5,081
Tax benefit recognized from restricted shares vesting	$597	$650

At December 31, 2024, there was $26,178 of unrecognized stock-based compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of 1.53 years.

Cash-Settled Award Activity

The Company grants cash-settled awards that are either service-based or subject to the achievement of minimum market conditions or performance goals. Service-based cash awards generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. For cash awards tied to minimum market conditions or performance goals, award amounts are stated at target levels with vesting at 0% to 150% of the target level depending on conditions or performance. Cash-based awards are issued at no cost to the recipient.

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at December 31, 2024 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $272 at December 31, 2024, $180 of which is classified as a liability and reported in accrued expenses and other current liabilities, with the balance included other non-current liabilities within the consolidated balance sheet.

During the three months ended December 31, 2024, the estimated fair value of granted cash-settled awards was $4,749. For the reporting period, the Company recognized a forfeiture adjustment of $120. As of December 31, 2024, the total remaining non-vested cash-settled awards outstanding was $4,629.

At December 31, 2024, there was $4,353 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.82 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$9,968	$—	$9,968	$—
Liabilities:
Derivative financial instruments	$928	$—	$928	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$14,982	$—	$14,982	$—
Liabilities:
Derivative financial instruments	$3,333	$—	$3,333	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2024 or 2023.

Derivative Instruments

The Company uses interest rate swaps to manage interest rate risk and cross-currency swaps and foreign currency exchange contracts to manage exposure to currency fluctuations. These instruments are valued using techniques like DCF analysis, which considers the contractual terms and market-based inputs such as interest rate curves and implied volatilities. The fair values of interest rate swaps are determined by netting the discounted future fixed and variable cash flows. The variable cash flows are based on expected future interest rates.

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of December 31, 2024 and June 30, 2024 were classified as Level 2.

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

For indefinite-lived intangible assets, the fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units are estimated using a blended analysis of the DCF income approach and GPCM market approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

During the three and six months ended, December 31, 2024, the Company recorded a non-cash impairment charge of $91,267 related to U.S. reporting unit goodwill as discussed in Note 8, Goodwill and Other Intangible Assets. As of December 31, 2024, such goodwill was classified as a Level 3 asset measured at fair value on a nonrecurring basis with an estimated fair value of $800,000.

During the three and six months ended December 31, 2024, the Company recorded non-cash impairment charges of $17,986 for personal care intangible assets and associated property, plant and equipment as discussed in Note 6, Property and Equipment, Net, and Note 8, Goodwill and Other Intangible Assets. As of December 31, 2024, such intangible assets and property, plant and equipment were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair values of nil.

During the three and six months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20,666 related to an asset group in the North America reportable segment, as discussed in Note 6, Property, Plant and Equipment, Net. The asset group was primarily comprised of property, plant and equipment and fair value was determined using a DCF analysis. As of December 31, 2023, the asset group’s property, plant and equipment were classified as Level 3 assets measured at fair value on a nonrecurring basis.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2024 and 2023, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $4,276 will be reclassified as a decrease to interest expense.

As of December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $70 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of December 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	12	£26,805	€31,850

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

As of December 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of December 31, 2024, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$26,021

As of December 31, 2024 and June 30, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
Intercompany loan receivable	$25,572	$26,465	$(893)	$(480)

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2024:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$4,263	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	3,317	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,388	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	472
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	456
Total derivatives designated as hedging instruments		$9,968		$928

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three and six months ended December 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$6,389	$(7,725)	$(978)	$(2,247)
Foreign currency forward contracts	(456)	10	(456)	51
Derivatives in net investment hedging relationships:
Cross-currency swaps	6,579	(3,979)	3,297	(1,663)
Derivatives in fair value hedging relationships:
Cross-currency swaps	1,620	(981)	811	(409)
	$14,132	$(4,960)	$4,108	$(2,072)

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three and six months ended December 31, 2024 and 2023:

	Amount of Gain Reclassified from AOCL into Income (Expense)
	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,840	$2,393	$4,176	$4,675
Derivatives in net investment hedging relationships:
Cross-currency swaps	495	495	989	990
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	2,099	(1,028)	1,140	(75)
	$4,434	$1,860	$6,305	$5,590
(1)
Net of amount that is excluded from effectiveness testing. Amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the three months ended December 31, 2024 and 2023 was $123. Amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the six months ended December 31, 2024 and 2023 was $247.

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

For the three months ended December 31, 2024, expenses associated with the Hain Reimagined Program in the amount of $4,190, $2,254 and $858, were recorded in productivity and transformation costs, intangibles and long-lived asset impairment and cost of sales, respectively, on the consolidated statements of operations. For the three months ended December 31, 2023, expenses associated with the Hain Reimagined Program in the amount of $20,666, $6,869 and $3,113, were recorded in long-lived asset impairment, productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations.

For the six months ended December 31, 2024, expenses associated with the Hain Reimagined Program in the amount of $9,208, $2,285 and $1,234, were recorded in productivity and transformation costs, intangibles and long-lived asset impairment, and cost of sales, respectively, on the consolidated statements of operations. For the six months ended December 31, 2023, expenses associated with the Hain Reimagined Program in the amount of $20,666, $13,272 and $6,433, were recorded in long-lived assets impairments, productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Hain Reimagined Program for the three and six months period ended December 31, 2024 and December 31, 2023 by reportable segments and Corporate and Other.

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
North America	$3,410	$25,093	$5,651	$28,451
Corporate and Other	3,733	5,067	5,723	10,837
International	159	488	1,353	1,083
	$7,302	$30,648	$12,727	$40,371

The following table displays the activities and liability balances relating to the Hain Reimagined Program for the period ended as of December 31, 2024. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2024	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at December 31, 2024
Employee-related costs	$1,985	$3,252	$(3,159)	$—	$2,078
Contract termination costs	347	1,225	(88)	(59)	1,425
Asset write-downs(1)	—	2,285	—	(2,285)	—
Other transformation-related expenses(2)	3,988	5,965	(6,772)	(1,200)	1,981
	$6,320	$12,727	$(10,019)	$(3,544)	$5,484
(1)
Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
(2)
Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.
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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”). The Second Amended Complaint again named as defendants the Company and certain of its former officers and asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegations similar to those in the Corrected Consolidated Amended Complaint. Defendants filed a motion to dismiss the Second Amended Complaint on June 20, 2019. On April 6, 2020, the District Court granted Defendants’ motion to dismiss the Second Amended Complaint in its entirety, with prejudice. Co-Lead Plaintiffs appealed the District Court’s decision dismissing the Second Amended Complaint to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). By decision dated December 17, 2021, the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings. The parties ultimately submitted supplemental briefing between May 12, 2022 and June 23, 2022, and in June 2022, the District Court referred Defendants’ Motion to Dismiss the Second Amended Complaint to a United States Magistrate Judge (the “Magistrate Judge”) for a Report and Recommendation. On November 4, 2022, the Magistrate Judge issued a Report and Recommendation recommending that the District Court grant Defendants’ Motion to Dismiss the Second Amended Complaint with prejudice. On September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit. Co-Lead Plaintiffs filed their opening brief on February 12, 2024. Defendants opposed, and the appeal was fully briefed as of June 3, 2024. The Court held oral argument on Plaintiffs’ appeal on December 5, 2024 and the Parties await a decision.

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

On July 24, 2020, Plaintiffs made a stockholder litigation demand on the current Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board of Directors had finished investigating and resolved, among other things, that the demand should be rejected. In light of the Second Circuit vacating the District Court’s judgment in the Consolidated Securities Action referenced above and remanding the case for further proceedings, the Parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the

Second Amended Complaint in the Consolidated Securities Action. The parties have most recently agreed to extend the stay through the earlier of March 28, 2025 or 30 days after the Second Circuit issues a decision on Plaintiffs’ currently pending appeal.

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

By summary order dated January 18, 2024, the Second Circuit vacated the judgment dismissing the Beech-Nut Case and remanded for further proceedings. On February 15, 2024, the Company served a renewed motion to dismiss the Consolidated Proceeding. Plaintiffs served their opposition on March 14, 2024, and the Company served its reply on April 4, 2024. Following oral argument on August 1, 2024, the Court issued an order on December 27, 2024 in which it granted the Company’s motion to dismiss with respect to Plaintiffs’ claims arising out of the alleged presence of lead, cadmium, mercury, or other substances, as well as any claims challenging the use of the “USDA Organic” seal on the Products’ labeling, and denied the Company’s motion to dismiss with respect to Plaintiffs’ claims arising out of the alleged presence of arsenic in the Products. The Company filed its answer to the Consolidated Class Action Complaint on January 23, 2025. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

Multidistrict Litigation

•
On January 4, 2024, Plaintiffs in federal cases across the country filed a Motion to Transfer Actions Pursuant to 28 U.S.C. § 1407 for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted Plaintiffs’ Motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. In Re: Baby Food Products Liability Litigation (MDL No. 3101) has been assigned to District Judge Jacqueline Scott Corley. On April 15, 2024, Judge Corley issued Pretrial Order No. 1 staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 30 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. The MDL will first proceed with general causation discovery.

On December 18, 2024, Defendants filed motions to dismiss the Master Complaint. A hearing is set for February 27, 2025.

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
•
In one of the Los Angeles cases, Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, fact discovery has closed, and expert discovery is ongoing. Trial is currently set for July 14, 2025.

Palmquist v. The Hain Celestial Group

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
•
On April 3, 2023, Plaintiffs filed their Notice of Appeal in the Fifth Circuit. Plaintiffs appealed, and on May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgement of the district court. the Company filed a petition for en banc reconsideration, which the Fifth Circuit denied. The case has been remanded to Texas state court, where it is now pending in the District Court of Brazoria County, Texas. Discovery is ongoing and the case has been set for a new trial on September 22, 2025.
•
On January 7, 2025, the Company filed a Petition for a Writ of Certiorari in the United States Supreme Court.

Other Cases

•
On December 19, 2024, Plaintiffs filed a new case, Graham v. Beech-Nut Nutrition Co. et al., in the Philadelphia Court of Common Pleas. Defendants filed a Notice of Removal on January 13, 2025.

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

Segment Adjusted EBITDA excludes net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, loss on sale of assets, impairment of goodwill, intangibles and long-lived assets and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segments. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Sales:
North America	$229,289	$267,671	$460,429	$527,725
International	182,196	186,429	345,652	351,404
	$411,485	$454,100	$806,081	$879,129

Adjusted EBITDA:
North America	$25,307	$31,218	$37,766	$49,945
International	22,526	25,969	42,896	43,407
Total Reportable Segments Adjusted EBITDA	47,833	57,187	80,662	93,352
Corporate and Other	(9,940)	(10,061)	(20,394)	(22,136)
	37,893	47,126	60,268	71,216
Depreciation and amortization	(11,020)	(11,197)	(22,447)	(23,502)
Equity in net loss of equity-method investees	(588)	(907)	(743)	(1,405)
Interest expense, net	(11,993)	(15,333)	(24,988)	(27,956)
(Provision) benefit for income taxes	(2,728)	4,249	(6,251)	9,628
Stock-based compensation, net	(3,573)	(3,376)	(6,449)	(7,118)
Unrealized currency gains	1,624	194	430	159
Certain litigation expenses, net(a)	(1,020)	(2,091)	(1,847)	(3,615)
Restructuring activities
Productivity and transformation costs	(4,190)	(6,869)	(9,208)	(13,272)
Plant closure related costs, net	(858)	(2,302)	(1,234)	(4,143)
Warehouse/manufacturing consolidation and other costs, net	—	(811)	—	(811)
Acquisitions, divestitures and other
Gain (loss) on sale of assets	1,626	—	(2,308)	(62)
Transaction and integration costs, net	105	(109)	423	(227)
Impairment charges
Goodwill impairment	(91,267)	—	(91,267)	—
Intangibles and long-lived asset impairment	(17,986)	(20,666)	(18,017)	(21,360)
Other	—	(1,443)	—	(1,443)
Net loss	$(103,975)	$(13,535)	$(123,638)	$(23,911)
(a)
Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Snacks	$89,707	$113,873	$189,182	$230,961
Baby & Kids	61,561	61,613	122,329	124,141
Beverages	69,814	72,584	126,490	128,732
Meal preparation	177,653	182,133	337,045	347,329
Personal care	12,750	23,897	31,035	47,966
	$411,485	$454,100	$806,081	$879,129

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
United States	$203,325	$239,324	$406,098	$469,983
United Kingdom	134,953	138,628	257,359	259,679
Western Europe	47,243	47,801	88,293	91,725
Canada	25,964	28,347	54,331	57,742
	$411,485	$454,100	$806,081	$879,129

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2024 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”) intended to drive shareholder returns. The savings initiatives impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The Hain Reimagined Program is grounded on four strategic pillars:

•
Focus
o
Concentrate our portfolio in five consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, Meal Preparation, and Personal Care. In the third quarter of 2025, the Company announced that it was exploring strategic options for its Personal Care business.
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

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Hain Reimagined Program are expected to be $115 million - $125 million inclusive of potential inventory write-downs of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three and six months ended December 31, 2024, we incurred approximately $7.3 million and $12.7 million respectively, of expenses associated with the Hain Reimagined Program, compared to approximately $30.6 million and $40.4 million respectively, in the corresponding periods of the prior year. Annualized pretax savings are expected to be $130 million - $150 million. As part of the Hain Reimagined Program, the Company completed the sale of three non-core brands during the fourth quarter of fiscal 2024 and the first quarter of fiscal 2025. We initiated actions to consolidate our personal care manufacturing footprint, which were substantially completed in the first quarter of fiscal 2025. The Company also initiated actions to: (i) simplify its distribution footprint in the U.S.; (ii) rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion; (iii) reduce office space; and (iv) exit its non-strategic joint venture in India as part of the Focus and Fuel pillars of the Hain Reimagined Program.

Global Economic Environment

The duration and intensity of inflation fluctuations, alterations in consumer shopping and consumption patterns, shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict, and the imposition of tariffs or other changes to trade policy, may lead to increased supply chain expenses, and other business impacts. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended December 31, 2024 to Three Months Ended December 31, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2024 and 2023 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2024		December 31, 2023		Dollars	Percentage
Net sales	$411,485	100.0%	$454,100	100.0%	$(42,615)	(9.4)%
Cost of sales	318,033	77.3%	351,885	77.5%	(33,852)	(9.6)%
Gross profit	93,452	22.7%	102,215	22.5%	(8,763)	(8.6)%
Selling, general and administrative expenses	70,155	17.0%	73,952	16.3%	(3,797)	(5.1)%
Goodwill impairment	91,267	22.2%	—	—	91,267	*
Intangibles and long-lived asset impairment	17,986	4.4%	20,666	4.6%	(2,680)	(13.0)%
Productivity and transformation costs	4,190	1.0%	6,869	1.5%	(2,679)	(39.0)%
Amortization of acquired intangible assets	1,753	0.4%	1,509	0.3%	244	16.2%
Operating loss	(91,899)	(22.3)%	(781)	(0.2)%	(91,118)	*
Interest and other financing expense, net	12,800	3.1%	16,138	3.6%	(3,338)	(20.7)%
Other income, net	(4,040)	(1.0)%	(42)	(0.0)%	(3,998)	*
Loss before income taxes and equity in net loss of equity-method investees	(100,659)	(24.5)%	(16,877)	(3.7)%	(83,782)	496.4%
Provision (benefit) for income taxes	2,728	0.7%	(4,249)	(0.9)%	6,977	*
Equity in net loss of equity-method investees	588	0.1%	907	0.2%	(319)	(35.2)%
Net loss	$(103,975)	(25.3)%	$(13,535)	(3.0)%	$(90,440)	668.2%

Adjusted EBITDA	$37,893	9.2%	$47,126	10.4%	$(9,233)	(19.6)%
Diluted net loss per common share	$(1.15)		$(0.15)		$(1.00)	665.5%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended December 31, 2024 were $411.5 million, a decrease of $42.6 million, or 9.4%, including an unfavorable impact of $16.3 million or 3.3% related to divestitures, discontinued brands and exited product categories and a favorable impact of $3.1 million or 0.7% from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $29.4 million, or 6.8%, from the prior year quarter. The decrease in each of net sales and organic net sales was primarily due to decline in the North America reportable segment. Additionally, the decrease in organic net sales was comprised of a 5% decrease in volume/mix and a 2% decrease in price primarily reflecting promotional activity. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended December 31, 2024 was $93.5 million, a decrease of $8.8 million, or 8.6%, as compared to the prior year quarter. Gross profit margin of 22.7% for the three months ended December 31, 2024, however, was higher when compared with 22.5% in the prior year quarter.

The decrease in gross profit was driven by both the North America and International reportable segments, mainly due to lower sales volume and unfavorable product mix, partially offset by productivity improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $70.2 million for the three months ended December 31, 2024, a decrease of $3.8 million, or 5.1%, from $74.0 million for the prior year quarter. The decrease was primarily due to lower employee-related expenses.

Goodwill Impairment

As a result of the continued decline in the Company’s market capitalization and the recognition of significant intangible asset impairment charges within the reporting units in its North America reportable segment during the three months ended December 31, 2024, the Company completed an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units within the North America reportable segment as of December 31, 2024. Consequently, during the three months ended December 31, 2024, the Company recorded a non-cash goodwill impairment charge of $91.3 million within the North America segment related to its U.S. reporting unit. See Note 8, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Intangibles and Long-Lived Asset Impairment

During the three months ended December 31, 2024, the Company recorded a non-cash impairment charge of $15.7 million within its North America segment related to the indefinite and definite lived intangible assets associated with its personal care brands (namely, Avalon Organics®, JASON®, and Live Clean®) and $2.3 million related to an asset group primarily comprised of certain production assets in the North America reportable segment.

During the three months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20.7 million related to an asset group primarily comprised of certain production assets in the North America reportable segments. See Note 6, Property, Plant and Equipment, Net, and Note 13, Financial Instruments Measured at Fair Value, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $4.2 million for the three months ended December 31, 2024, a decrease of $2.7 million, or 39.0%, from $6.9 million in the prior year quarter. The decrease was primarily due to reduced restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $1.8 million for the three months ended December 31, 2024, an increase of $0.3 million from $1.5 million in the prior year quarter.

Operating Loss

Operating loss for the three months ended December 31, 2024 was $91.9 million compared to $0.8 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $12.8 million for the three months ended December 31, 2024, a decrease of $3.3 million, or 20.7%, from $16.1 million in the prior year quarter. The decrease resulted primarily from a lower outstanding debt balance and a reduction in borrowing rates compared to the prior year quarter. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $4.0 million for the three months ended December 31, 2024 and was primarily comprised of net foreign exchange gains of $2.4 million and the recognition of a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility . Other income, net was not significant for the three months ended December 31, 2023.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2024 was $100.7 million compared to $16.9 million in the prior year quarter. The decrease in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $2.7 million for the three months ended December 31, 2024 compared to income tax benefit of $4.2 million in the prior year quarter.

The effective income tax rate was an expense of 2.7% and a benefit of 25.2% for the three months ended December 31, 2024 and 2023, respectively. The income tax expense for the three months ended December 31, 2024 reflected foreign tax expense in certain jurisdictions, impairment of goodwill and personal care intangibles and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the three months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income (“GILTI”), and limitations on the deductibility of executive compensation.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the three months ended December 31, 2024 was a loss of $0.6 million compared to a $0.9 million loss in the prior year quarter.

Net Loss

Net loss for the three months ended December 31, 2024 was $104.0 million, or $1.15 per diluted share, compared to $13.5 million, or $0.15 per diluted share, in the prior year quarter. The decrease in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $37.9 million and $47.1 million for the three months ended December 31, 2024 and 2023, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended December 31, 2024 and 2023:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/24	$229,289	$182,196	$—	$411,485
Three months ended 12/31/23	267,671	186,429	—	454,100
$ change	$(38,382)	$(4,233)	n/a	$(42,615)
% change	(14.3)%	(2.3)%	n/a	(9.4)%

Adjusted EBITDA
Three months ended 12/31/24	$25,307	$22,526	$(9,940)	$37,893
Three months ended 12/31/23	31,218	25,969	(10,061)	47,126
$ change	$(5,911)	$(3,443)	$121	$(9,233)
% change	(18.9)%	(13.3)%	1.2%	(19.6)%

Adjusted EBITDA margin
Three months ended 12/31/24	11.0%	12.4%	n/a	9.2%
Three months ended 12/31/23	11.7%	13.9%	n/a	10.4%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2024 were $229.3 million, a decrease of $38.4 million, or 14.3%, including an unfavorable impact of $16.2 million or 5.3% related to divestitures, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $21.5 million, or 8.7% to $225.6 million from $247.1 million in the prior year quarter.

The decrease in net sales was primarily due to lower sales in the snacks, personal care, and meal preparation categories. The decrease in organic net sales was primarily due to lower sales in the snacks and personal care categories. The decrease in the snacks category was driven by in-store marketing activation and promotion effectiveness, while the decrease in the personal care category was due to SKU simplification initiatives.

Adjusted EBITDA for the three months ended December 31, 2024 was $25.3 million, a decrease of $5.9 million, or 18.9%, from Adjusted EBITDA of $31.2 million in the prior year quarter. The decrease resulted primarily from pricing due to higher trade spend and deleverage on lower volume, partially offset by productivity. Adjusted EBITDA margin was 11.0%, a 70-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the three months ended December 31, 2024 were $182.2 million, a decrease of $4.2 million, or 2.3%, including a favorable impact of $3.8 million or 2.1% related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $7.9 million or 4.2% to $178.2 million from $186.1 million the prior year quarter.

The decrease in net sales was primarily due to lower sales in the meal preparation, and snacks categories, partially offset by an increase in the baby & kids category. The decrease in organic net sales was primarily due to lower sales in the meal preparation category and short-term service challenges. The decrease in the meal preparation category was due to short-term softness in private label spreads and drizzles, partially offset by growth in yogurt and continued strong soup performance across brands.

Adjusted EBITDA for the three months ended December 31, 2024 was $22.5 million, a decrease of $3.4 million, or 13.3%, from Adjusted EBITDA of $26.0 million in the prior year quarter. The decrease was primarily driven by a decrease in gross profit reflecting lower volume and product mix, partially offset by productivity. Adjusted EBITDA margin was 12.4%, a 150-basis point decrease from the prior year period.

Corporate and Other

Corporate and Other expenses remained relatively flat compared to the prior year period.

Refer to Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2024 to Six Months Ended December 31, 2023

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2024 and 2023 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2024		December 31, 2023		Dollars	Percentage
Net sales	$806,081	100.0%	$879,129	100.0%	$(73,048)	(8.3)%
Cost of sales	631,019	78.3%	692,971	78.8%	(61,952)	(8.9)%
Gross profit	175,062	21.7%	186,158	21.2%	(11,096)	(6.0)%
Selling, general and administrative expenses	141,483	17.6%	151,121	17.2%	(9,638)	(6.4)%
Goodwill impairment	91,267	11.3%	—	—	91,267	*
Intangibles and long-lived asset impairment	18,017	2.2%	21,360	2.4%	(3,343)	(15.7)%
Productivity and transformation costs	9,208	1.1%	13,272	1.5%	(4,064)	(30.6)%
Amortization of acquired intangible assets	3,933	0.5%	3,464	0.4%	469	13.5%
Operating loss	(88,846)	(11.0)%	(3,059)	(0.3)%	(85,787)	*
Interest and other financing expense, net	26,546	3.3%	29,382	3.3%	(2,836)	(9.7)%
Other expense (income), net	1,252	0.2%	(307)	(0.0)%	1,559	*
Loss before income taxes and equity in net loss of equity-method investees	(116,644)	(14.5)%	(32,134)	(3.7)%	(84,510)	263.0%
Provision (benefit) for income taxes	6,251	0.8%	(9,628)	(1.1)%	15,879	*
Equity in net loss of equity-method investees	743	0.1%	1,405	0.2%	(662)	(47.1)%
Net loss	$(123,638)	(15.3)%	$(23,911)	(2.7)%	$(99,727)	417.1%

Adjusted EBITDA	$60,268	7.5%	$71,216	8.1%	$(10,948)	(15.4)%
Diluted net loss per common share	$(1.37)		$(0.27)		$(1.11)	415.1%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the six months ended December 31, 2024 were $806.1 million, a decrease of $73.0 million, or 8.3%, including an unfavorable impact of $29.4 million or 3.0% related to divestitures, discontinued brands and exited product categories and a favorable impact of $6.4 million or 0.7% from foreign exchange, as compared to the prior year period. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $50.0 million, or 6.0%, from the prior year period. The decrease in each of net sales and organic net sales was primarily due to decline in the North America reportable segments. Additionally, the decrease in organic net sales was comprised of a 4.3% decrease in volume/mix and a 1.6% decrease in price primarily reflecting promotional activity. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the six months ended December 31, 2024 was $175.1 million, a decrease of $11.1 million, or 6.0%, as compared to the prior year period. Gross profit margin of 21.7% for the six months ended December 31, 2024, however, was higher when compared with 21.2% in the prior year period.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume and unfavorable product mix, partially offset by productivity improvements. The International reportable segment had a decrease in gross profit mainly due to increased promotional activity and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $141.5 million for the six months ended December 31, 2024, a decrease of $9.6 million, or 6.5%, from $151.1 million for the prior year period. The decrease was primarily due to lower employee-related expenses and marketing and advertising expense.

Goodwill Impairment

As discussed above, during the six months ended December 31, 2024, the Company recorded a non-cash goodwill impairment charge of $91.3 million within the North America segment related to its U.S. reporting unit. See Note 8, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Intangibles and Long-Lived Asset Impairment

During the six months ended December 31, 2024, the Company recognized a non-cash impairment charge of $15.7 million in the North America segment related to the indefinite and definite-lived intangible assets associated with its personal care business (namely, Avalon Organics®, JASON®, and Live Clean®) and $2.3 million related to an asset group primarily comprised of certain production assets in the North America reportable segment.

During the six months ended December 31, 2023, the Company recognized a non-cash impairment charge of $20.7 million related to an asset group primarily comprised of certain production assets in the North America reportable segments. See Note 6, Property, Plant and Equipment, Net, and Note 13, Financial Instruments Measured at Fair Value, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q

Productivity and Transformation Costs

Productivity and transformation costs were $9.2 million for the six months ended December 31, 2024, a decrease of $4.1 million, or 30.6%, from $13.3 million in the prior year period. The decrease primarily reflected a reduction in restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $3.9 million for the six months ended December 31, 2024, an increase of $0.4 million from $3.5 million in the prior year period.

Operating Loss

Operating loss for the six months ended December 31, 2024 was $88.8 million compared to $3.1 million in the prior year period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $26.5 million for the six months ended December 31, 2024, a decrease of $2.8 million, or 9.7%, from $29.4 million in the prior year period. The decrease resulted primarily from a lower outstanding debt balance and impact of a reduction in borrowing rates compared to the prior year period. See Note 9, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense (Income), Net

Other expense, net totaled $1.3 million for the six months ended December 31, 2024, compared to $0.3 million of other income, net in the prior year period. The change was primarily due to pretax loss of $3.9 million on the sale of ParmCrisps®, partially offset by a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility and $0.8 million of foreign exchange gains.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees was $116.6 million for the six months ended December 31, 2024, compared to a $32.1 million loss in the prior year period. The decrease in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $6.3 million for the six months ended December 31, 2024 compared to income tax benefit of $9.6 million in the prior year comparable period.

The effective income tax rate was an expense of 5.4% and a benefit of 30.0% for the six months ended December 31, 2024 and 2023, respectively. The income tax expense for the six months ended December 31, 2024 reflected foreign tax expense in certain jurisdictions, impairment of goodwill and personal care intangibles and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the six months ended December 31, 2023 was impacted by tax expense related to stock-based compensation, GILTI, and limitations on the deductibility of executive compensation.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the six months ended December 31, 2024 was a loss of $0.7 million compared to a $1.4 million loss in the prior year period.

Net Loss

Net loss for the six months ended December 31, 2024 was $123.6 million, or $1.37 per diluted share, compared to $23.9 million, or $0.27 per diluted share, in the prior year period. The decrease in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $60.3 million and $71.2 million for the six months ended December 31, 2024 and 2023, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the six months ended December 31, 2024 and 2023:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/24	$460,429	$345,652	$—	$806,081
Six months ended 12/31/23	527,725	351,404	—	879,129
$ change	$(67,296)	$(5,752)	n/a	$(73,048)
% change	(12.8)%	(1.6)%	n/a	(8.3)%

Adjusted EBITDA
Six months ended 12/31/24	$37,766	$42,896	$(20,394)	$60,268
Six months ended 12/31/23	49,945	43,407	(22,136)	71,216
$ change	$(12,179)	$(511)	$1,742	$(10,948)
% change	(24.4)%	(1.2)%	7.9%	(15.4)%

Adjusted EBITDA margin
Six months ended 12/31/24	8.2%	12.4%	n/a	7.5%
Six months ended 12/31/23	9.5%	12.4%	n/a	8.1%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 17, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2024 were $460.4 million, a decrease of $67.3 million, or 12.8%, including an unfavorable impact of $29.0 million or 5.0% related to divestitures, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $37.0 million, or 7.6% to $449.2 million from $486.2 million in the prior year quarter.

The decrease in each of net sales and organic net sales was primarily due to lower sales in the snacks and personal care categories. The decrease in net sales in the snacks category was primarily due to in-store marketing activation and promotion effectiveness while the personal care category net sales decline was primarily driven by SKU simplification initiatives.

Adjusted EBITDA for the six months ended December 31, 2024 was $37.8 million, a decrease of $12.1 million, or 24.4%, from Adjusted EBITDA of $49.9 million in the prior year quarter. The decrease was primarily related to reduced gross profit driven by lower volume partially offset by productivity. Adjusted EBITDA margin was 8.2%, a 130-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the six months ended December 31, 2024 were $345.7 million, a decrease of $5.8 million, or 1.6%, including a favorable impact of $7.7 million or 2.2% related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $13.0 million or 3.7% to $337.6 million from $350.6 million the prior year quarter.

The decrease in both net sales and organic net sales was primarily due to lower sales in the meal preparation and snacks categories. The decrease in the meal preparation category was due to supply issues and short-term softness in private label spreads and drizzles, partially offset by growth in yogurt and continued strong soup performance across brands. The decrease in the snacks category was due to lower volumes.

Adjusted EBITDA for the six months ended December 31, 2024 was $42.9 million, a slight decrease of $0.5 million, or 1.2%, from Adjusted EBITDA of $43.4 million in the prior year quarter. Adjusted EBITDA margin was 12.4% for both the six months ended December 31, 2024 and 2023.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023 and 5.00:1.00 until December 31, 2024 (the period of time during which such maximum consolidated secured leverage ratios are in effect, the “Second Amendment Period”). Following the Second Amendment Period, the maximum consolidated secured leverage ratio will be 4.25:1.00, subject to possible temporary increase following certain corporate acquisitions. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00. Pursuant to the Second Amendment, the Company’s minimum interest coverage ratio was amended to be 2.50:1.00. As of December 31, 2024, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.06:1.00, 4.06:1.00 and 3.25:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to U.S. GAAP. Please refer to the Credit Agreement filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement could have significant consequences” set forth in Part I, Item 1A of our most recent annual report on Form 10-K.

During the Second Amendment Period, loans under the Credit Agreement bear interest at (a) Term SOFR plus 2.5% per annum or (b) the Base Rate plus 1.5% per annum. Following the Second Amendment Period, loans bear interest at rates based on (a) Term SOFR plus a rate ranging from 1.125% to 2.0% per annum or (b) the Base Rate plus a rate ranging from 0.125% to 1.0% per annum, the relevant rate in each case being the Applicable Rate. The Applicable Rate following the Second Amendment

Period is determined in accordance with a leverage-based pricing grid, as set forth in the Credit Agreement as amended by the Second Amendment. Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2024 was 7.61%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related its outstanding variable rate debt. As of December 31, 2024, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 5.60%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2024 was 6.55%. Additionally, the Credit Agreement contains a Commitment Fee (as defined in the Credit Agreement) on the amount unused under the Credit Agreement ranging from 0.15% to 0.25% per annum, and such Commitment Fee is determined in accordance with a leverage-based pricing grid.

As of December 31, 2024, there were $463,000 of loans under the Revolver, $266,800 of Term Loans, and $2,775 of letters of credit outstanding under the Credit Agreement. As of December 31, 2024, $334,225 was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2024, the Company was in compliance with all associated covenants.

Our cash and cash equivalents balance increased by $1.9 million at December 31, 2024 to $56.2 million as compared to $54.3 million at June 30, 2024. Our working capital was $259.2 million at December 31, 2024, a decrease of $16.4 million from $275.6 million at the end of fiscal 2024. Additionally, our total debt decreased by $15.4 million at December 31, 2024 to $728.6 million as compared to $744.1 million at June 30, 2024 as a result of net repayments carried out during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of December 31, 2024, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided (used in) by operating, investing and financing activities is summarized below.

	Six Months Ended December 31,		Change in
(Dollars in thousands)	2024	2023	Dollars
Cash flows provided by (used in):
Operating activities	$20,118	$34,685	$(14,567)
Investing activities	4,198	(11,403)	15,601
Financing activities	(17,050)	(24,093)	7,043
Effect of exchange rate changes on cash	(5,373)	1,119	(6,492)
Net increase in cash and cash equivalents	$1,893	$308	$1,585

Cash provided by operating activities was $20.1 million for the six months ended December 31, 2024, a decrease of $14.6 million from cash provided by operating activities of $34.7 million in the prior year period. This decrease in cash provided by operating activities versus the prior year period resulted primarily from higher cash utilization of $16.8 million for our working capital accounts which was mainly due to lower accounts payable and accrued expenses of $24.8 million, primarily reflecting timing of payments to suppliers in North America and cash restructuring charges, partially offset by an increase in accounts receivable recovery.

Cash provided by investing activities was $4.2 million for the six months ended December 31, 2024, an increase of $15.6 million from cash used in investing activities of 11.4 million in the prior year period. The increase in cash provided by investing activities was primarily due to an increase in proceeds from asset sales of $12.4 million, primarily related to the sale of ParmCrisps®, and the receipt of a $2.6 million dividend from Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited.

Cash used in financing activities was $17.1 million for the six months ended December 31, 2024, a decrease of $7.0 million compared to $24.1 million in the prior year period. The decrease in cash used in financing activities was primarily due to lower net borrowings during the six months ended December 31, 2024.

Free Cash Flow

Our free cash flow was $8.0 million for the six months ended December 31, 2024, a decrease of $14.0 million from free cash flow of $22.0 million in the six months ended December 31, 2023. The period-over-period change resulted primarily from a decrease in cash flows from operations of $14.6 million driven by the reasons explained above, partially offset by lower capital expenditures. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2024, the Company did not repurchase any shares under the repurchase program. As of December 31, 2024, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended December 31, 2024	$229,289	$182,196	$411,485
Less: Impact of divestitures, discontinued brands and exited product categories	4,424	133	4,557
Less: Impact of foreign currency exchange	(758)	3,833	3,075
Organic net sales - Three months ended December 31, 2024	$225,623	$178,230	$403,853

Net sales - Three months ended December 31, 2023	$267,671	$186,429	$454,100
Less: Impact of divestitures, discontinued brands and exited product categories	20,575	295	20,870
Organic net sales - Three months ended December 31, 2023	$247,096	$186,134	$433,230

Net sales decline	(14.3)%	(2.3)%	(9.4)%
Less: Impact of divestitures, discontinued brands and exited product categories	(5.3)%	(0.2)%	(3.3)%
Less: Impact of foreign currency exchange	(0.3)%	2.1%	0.7%
Organic net sales decline	(8.7)%	(4.2)%	(6.8)%

Net sales - Six months ended December 31, 2024	$460,429	$345,652	$806,081
Less: Impact of divestitures, discontinued brands and exited product categories	12,534	351	12,885
Less: Impact of foreign currency exchange	(1,287)	7,668	6,381
Organic net sales - Six months ended December 31, 2024	$449,182	$337,633	$786,815

Net sales - Six months ended December 31, 2023	$527,725	$351,404	$879,129
Less: Impact of divestitures, discontinued brands and exited product categories	41,548	771	42,319
Organic net sales - Six months ended December 31, 2023	$486,177	$350,633	$836,810

Net sales decline	(12.8)%	(1.6)%	(8.3)%
Less: Impact of divestitures, discontinued brands and exited product categories	(5.0)%	(0.1)%	(3.0)%
Less: Impact of foreign currency exchange	(0.2)%	2.2%	0.7%
Organic net sales decline	(7.6)%	(3.7)%	(6.0)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation expenses, net, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, impairment of goodwill, intangibles and long-lived assets and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in thousands)	2024	2023	2024	2023
Net loss	$(103,975)	$(13,535)	$(123,638)	$(23,911)

Depreciation and amortization	11,020	11,197	22,447	23,502
Equity in net loss of equity-method investees	588	907	743	1,405
Interest expense, net	11,993	15,333	24,988	27,956
Provision (benefit) for income taxes	2,728	(4,249)	6,251	(9,628)
Stock-based compensation, net	3,573	3,376	6,449	7,118
Unrealized currency gains	(1,624)	(194)	(430)	(159)
Certain litigation expenses, net(a)	1020	2,091	1847	3,615
Restructuring activities
Productivity and transformation costs	4,190	6,869	9,208	13,272
Plant closure related costs, net	858	2,302	1,234	4,143
Warehouse/manufacturing consolidation and other costs, net	—	811	—	811
Acquisitions, divestitures and other
(Gain) Loss on sale of assets	(1,626)	—	2,308	62
Transaction and integration costs, net	(105)	109	(423)	227
Impairment charges
Goodwill impairment	91,267	—	91,267	—
Intangibles and long-lived asset impairment	17,986	20,666	18,017	21,360
Other	—	1,443	—	1,443
Adjusted EBITDA	$37,893	$47,126	$60,268	$71,216

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

A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Six Months Ended December 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$20,118	$34,685
Purchases of property, plant and equipment	(12,139)	(12,735)
Free Cash Flow	$7,979	$21,950

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

As of December 31, 2024, we performed an assessment of factors to determine whether it was more likely than not that the fair value of our reporting units within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. We concluded that, due to the continued decline in the Company’s market capitalization and the recognition of significant intangible asset impairment charges within the reporting units in its North America reportable segment during the three months ended December 31, 2024, an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units was warranted. For the United Kingdom, Western Europe, and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units estimated fair values exceeded their carrying amounts.

During the three months ended December 31, 2024, the Company conducted interim quantitative impairment tests of goodwill for both the U.S. and Canada reporting units. The fair values were estimated using a blended approach of the DCF income approach and the GPCM market approach. As of December 31, 2024, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $800,000, resulting in a non-cash impairment charge of $91,267 to reduce the carrying value of the U.S. reporting unit goodwill from $633,774 to $542,507. The goodwill related to the U.S. reporting unit remains at risk of potential impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

The Canada reporting unit’s estimated fair value significantly exceeded its carrying amount as of December 31, 2024, indicating no risk of potential impairment. As of December 31, 2024, goodwill associated with the Canada reporting unit had a carrying value of $46,501. See Note 8, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As of December 31, 2024, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended December 31, 2024, there were 114,716 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $8.34 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Amended and Restated By-Laws

On February 7, 2025, the Board of Directors of the Company approved an amendment and restatement of the Company’s By-Laws (as amended and restated, the “By-Laws”), effective February 7, 2025. The amendments primarily provide that the Company will, within 14 days of receipt of a director nomination notice from a shareholder, notify the shareholder of (1) any deficiencies in the notice, and (2) any additional information required from the proposed director nominee for the Company to determine eligibility to serve and/or independence. The By-Laws were also amended to provide that the Board will make determinations regarding whether nominations to the Board comply with the By-Laws.

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

3.2	The Hain Celestial Group, Inc. Amended and Restated By-Laws.

3.3	The Hain Celestial Group, Inc. Amended and Restated By-Laws, marked to show amendments effective February 7, 2025.

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

10.1*

First Amendment to The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2024).

10.2*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP.

10.3*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Relative Total Shareholder Return).

10.4*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Adjusted EBITDA Margin).

10.5*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Unlevered Free Cash Flow).

10.6*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 10, 2025	/s/ Wendy P. Davidson
Wendy P. Davidson, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 10, 2025	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	February 10, 2025	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)