Form 10-Q
period 2025-03-31
HAIN CELESTIAL GROUP INC
filed 2025-05-07
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of May 1, 2025, there were 90,253,483 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including statements related to Hain Reimagined and our personal care business; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; our ability to manage our supply chain effectively (including as a result of U.S. government tariffs and the imposition of any counter-tariffs); input cost inflation, including with respect to freight and other distribution costs; disruption of operations at our manufacturing facilities; reliance on independent contract manufacturers; changes to consumer preferences; customer concentration; our ability to execute our cost reduction initiatives and related strategic initiatives; impairments in the carrying value of goodwill or other intangible assets; reliance on independent distributors; risks associated with operating internationally; the availability of organic ingredients; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our ability to identify and complete acquisitions or divestitures and our level of success in integrating acquisitions; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters, including changes in tax policy, tariffs, or import and export controls; the reputation of our company and our brands; our ability to use and protect trademarks; foreign currency exchange risk; general economic conditions; compliance with our credit agreement; cybersecurity incidents; disruptions to information technology systems; the impact of climate change and related disclosure regulations; liabilities, claims or regulatory change with respect to environmental matters; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; the adequacy of our insurance coverage; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2025 AND JUNE 30, 2024

(In thousands, except par values)

	March 31,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$44,425	$54,307
Accounts receivable, less allowance for doubtful accounts of $1,388 and $1,517, respectively	172,310	179,190
Inventories	248,956	274,128
Prepaid expenses and other current assets	53,099	49,434
Assets held for sale	33,333	—
Total current assets	552,123	557,059
Property, plant and equipment, net	254,079	261,730
Goodwill	712,727	929,304
Trademarks and other intangible assets, net	225,475	244,799
Investments and joint ventures	5,958	10,228
Operating lease right-of-use assets, net	71,326	86,634
Other assets	22,367	27,794
Total assets	$1,844,055	$2,117,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,052	$188,220
Accrued expenses and other current liabilities	70,530	85,714
Current portion of long-term debt	7,554	7,569
Liabilities related to assets held for sale	16,599	—
Total current liabilities	304,735	281,503
Long-term debt, less current portion	701,401	736,523
Deferred income taxes	41,652	47,826
Operating lease liabilities, noncurrent portion	66,000	80,863
Other noncurrent liabilities	33,562	27,920
Total liabilities	1,147,350	1,174,635
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 112,447 and 111,867 shares, respectively; outstanding: 90,253 and 89,846 shares, respectively	1,124	1,119
Additional paid-in capital	1,239,675	1,230,253
Retained earnings	319,293	577,519
Accumulated other comprehensive loss	(133,273)	(137,245)
	1,426,819	1,671,646
Less: Treasury stock, at cost, 22,194 and 22,021 shares, respectively	(730,114)	(728,733)
Total stockholders’ equity	696,705	942,913
Total liabilities and stockholders’ equity	$1,844,055	$2,117,548

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2025 AND 2024

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	$390,351	$438,358	$1,196,432	$1,317,487
Cost of sales	305,701	341,687	936,720	1,034,658
Gross profit	84,650	96,671	259,712	282,829
Selling, general and administrative expenses	62,934	66,716	204,417	217,837
Goodwill impairment	110,251	—	201,518	—
Long-lived asset and intangibles impairment	24,012	49,426	42,029	70,786
Productivity and transformation costs	7,289	7,175	16,497	20,447
Amortization of acquired intangible assets	1,243	1,255	5,176	4,719
Operating loss	(121,079)	(27,901)	(209,925)	(30,960)
Interest and other financing expense, net	11,866	14,127	38,412	43,509
Other expense (income), net	1,182	100	2,434	(207)
Loss before income taxes and equity in net loss of equity-method investees	(134,127)	(42,128)	(250,771)	(74,262)
(Benefit) provision for income taxes	(505)	5,100	5,746	(4,528)
Equity in net loss of equity-method investees	966	966	1,709	2,371
Net loss	$(134,588)	$(48,194)	$(258,226)	$(72,105)

Net loss per common share:
Basic	$(1.49)	$(0.54)	$(2.87)	$(0.80)
Diluted	$(1.49)	$(0.54)	$(2.87)	$(0.80)

Shares used in the calculation of net loss per common share:
Basic	90,247	89,832	90,080	89,718
Diluted	90,247	89,832	90,080	89,718

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2025 AND 2024

(In thousands)

	Three Months Ended
	March 31, 2025			March 31, 2024
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(134,588)			$(48,194)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$28,366	$—	$28,366	$(11,004)	$—	$(11,004)
Change in deferred (losses) gains on cash flow hedging instruments	(2,566)	757	(1,809)	4,920	(1,216)	3,704
Change in deferred gains (losses) on fair value hedging instruments	131	(33)	98	(168)	41	(127)
Change in deferred (losses) gains on net investment hedging instruments	(3,962)	1,017	(2,945)	1,833	(453)	1,380
Total other comprehensive income (loss)	$21,969	$1,741	$23,710	$(4,419)	$(1,628)	$(6,047)

Total comprehensive loss			$(110,878)			$(54,241)

	Nine Months Ended
	March 31, 2025			March 31, 2024
	Pretax amount	Tax benefit	After tax amount	Pretax amount	Tax benefit	After tax amount
Net loss			$(258,226)			$(72,105)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$11,486	$—	$11,486	$(7,400)	$—	$(7,400)
Change in deferred losses on cash flow hedging instruments	(8,176)	2,108	(6,068)	(1,949)	489	(1,460)
Change in deferred losses on fair value hedging instruments	(198)	56	(142)	(503)	125	(378)
Change in deferred losses on net investment hedging instruments	(1,654)	350	(1,304)	(820)	202	(618)
Total other comprehensive income (loss)	$1,458	$2,514	$3,972	$(10,672)	$816	$(9,856)

Total comprehensive loss			$(254,254)			$(81,961)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2025

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913
Net loss				(19,663)				(19,663)
Other comprehensive income							37,836	37,836
Issuance of common stock pursuant to stock-based compensation plans	97	1						1
Employee shares withheld for taxes					36	(302)		(302)
Stock-based compensation expense			2,876					2,876
Balance at September 30, 2024	111,964	$1,120	$1,233,129	$557,856	22,057	$(729,035)	$(99,409)	$963,661
Net loss				(103,975)				(103,975)
Other comprehensive loss							(57,574)	(57,574)
Issuance of common stock pursuant to stock-based compensation plans	429	4						4
Employee shares withheld for taxes					115	(956)		(956)
Stock-based compensation expense			3,573					3,573
Balance at December 31, 2024	112,393	$1,124	$1,236,702	$453,881	22,172	$(729,991)	$(156,983)	$804,733
Net loss				(134,588)				(134,588)
Other comprehensive income							23,710	23,710
Issuance of common stock pursuant to stock-based compensation plans	54							—
Employee shares withheld for taxes					22	(123)		(123)
Stock-based compensation expense			2,973					2,973
Balance at March 31, 2025	112,447	$1,124	$1,239,675	$319,293	22,194	$(730,114)	$(133,273)	$696,705

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(In thousands)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,226)	$(72,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,902	34,360
Deferred income taxes	(2,625)	(18,764)
Equity in net loss of equity-method investees	1,709	2,371
Stock-based compensation, net	9,422	10,135
Goodwill impairment	201,518	—
Long-lived asset and intangibles impairment	42,029	70,786
Loss on sale of assets	2,202	62
Other non-cash items, net	773	944
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(1,361)	(30,672)
Inventories	(10,605)	27,432
Other current assets	(8,279)	13,830
Other assets and liabilities	(561)	(4,466)
Accounts payable and accrued expenses	15,865	43,046
Net cash provided by operating activities	24,763	76,959
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,060)	(24,769)
Proceeds from termination of net investment hedges	2,363	—
Proceeds from sale of assets	13,773	1,520
Investments and joint ventures, net	2,570	—
Net cash used in investing activities	(354)	(23,249)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	156,000	152,000
Repayments under bank revolving credit facility	(186,000)	(197,000)
Repayments under term loan	(5,625)	(5,625)
Payments of other debt, net	(21)	(3,875)
Employee shares withheld for taxes	(1,381)	(1,600)
Proceeds from termination of fair value hedge	552	—
Net cash used in financing activities	(36,475)	(56,100)
Effect of exchange rate changes on cash	2,184	(1,425)
Net decrease in cash and cash equivalents	(9,882)	(3,815)
Cash and cash equivalents at beginning of period	54,307	53,364
Cash and cash equivalents at end of period	$44,425	$49,549

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except par values and per share data)

1.
BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® jelly, Earth’s Best® Organic and Ella’s Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, The Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, among others.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2024 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2024 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $216,002 and $223,600 during the nine months ended March 31, 2025 and 2024, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(134,588)	$(48,194)	$(258,226)	$(72,105)

Denominator:
Basic and diluted weighted average shares outstanding	90,247	89,832	90,080	89,718
Basic and diluted net loss per common share	$(1.49)	$(0.54)	$(2.87)	$(0.80)

Due to the Company’s net loss in each of the three and nine months ended March 31, 2025 and March 31, 2024, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the respective periods.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its Personal Care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its personal care business was held for sale and ascribed an aggregate $10,762 of goodwill from its U.S. and Canada reporting units to the personal care business. The business primarily operated in the U.S. and Canada reporting units and was included in the Company’s North America reportable segment.

During the three and nine months ended March 31, 2025, the Company recorded a non-cash charge of $23,089 to write down the carrying amount of the disposal group to its estimated fair value less cost to dispose, which was reflected within intangibles and long-lived asset impairment on the consolidated statements of operations. The following table presents the major classes of assets and liabilities of the personal care business classified as held for sale:

March 31,
2025
ASSETS
Accounts receivable, net	$9,207
Inventories	29,333
Prepaid expenses and other current assets	1,089
Property, plant and equipment, net	739
Goodwill	10,762
Other noncurrent assets	79
Operating lease right-of-use assets, net	5,213
Allowance for reduction of assets held for sale	(23,089)
Assets held for sale	$33,333
LIABILITIES

Accounts payable	$9,033
Operating lease liabilities	5,831
Accrued expenses and other current liabilities	1,735
Liabilities held for sale	$16,599

5.
DISPOSITION

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s portfolio simplification process. ParmCrisps® was part of the Company’s North America reportable segment. During the nine months ended March 31, 2025, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other expense (income), net.

6.
INVENTORIES

Inventories consisted of the following:

	March 31, 2025	June 30, 2024
Finished goods	$179,437	$178,150
Raw materials, work-in-progress, and packaging	69,519	95,978
	$248,956	$274,128

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2025	June 30, 2024
Land	$11,472	$11,381
Buildings and improvements	58,467	57,030
Machinery and equipment	329,034	325,174
Computer hardware and software	54,732	54,139
Furniture and fixtures	21,564	20,943
Leasehold improvements	37,972	39,255
Construction in progress	11,104	12,783
	524,345	520,705
Less: Accumulated depreciation	270,266	258,975
	$254,079	$261,730

Depreciation expense for the three months ended March 31, 2025 and 2024 was $8,013 and $8,232, respectively. Depreciation expense for the nine months ended March 31, 2025 and 2024 was $23,961 and $26,410, respectively.

During the nine months ended March 31, 2025, the Company recognized a non-cash impairment charge of $2,254 to reduce the carrying value of certain personal care production assets in the North America reportable segment to their estimated fair value.

During the nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $20,666 related to its former Bell, CA production facility to reduce those assets to their estimated fair value in connection with the closure of such facility. During the nine months ended March 31, 2025, the Company recognized a $1.6 million pretax gain on the sale of such long-lived assets, which was included as a component of other income, net on the consolidated statement of operations.

During the three and nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $5,875 to reduce the carrying amount of ParmCrisps® machinery and equipment, to its estimated fair value, which was recorded within intangibles and long-lived asset impairment on the consolidated statements of operations.

8.
LEASES

The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Western Europe. The Company determines if an arrangement is or contains a lease at inception. At March 31, 2025 and June 30, 2024, right of use assets related to finance leases are included in property, plant and equipment, net on the consolidated balance sheets. Lease liabilities for finance leases are included in the current and non-current portions of long-term debt on the consolidated balance sheets. The current portion of the operating lease liabilities is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company does not have any related party leases, and sublease transactions are de minimis.

The components of lease expenses for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Operating lease expenses	$2,747	$4,106	$10,793	$13,480
Finance lease expenses	34	37	106	111
Variable lease expenses	156	182	506	554
Short-term lease expenses	251	287	1,091	1,100
Total lease expenses	$3,188	$4,612	$12,496	$15,245

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2024(1)	$689,468	$239,836	$929,304
Divestiture(2)	(7,280)	—	(7,280)
Impairment charges	(201,518)	—	(201,518)
Reclassification of goodwill to held for sale(3)	(10,762)	—	(10,762)
Translation	(1,856)	4,839	2,983
Balance as of March 31, 2025	$468,052	$244,675	$712,727
(1)
The total carrying value of goodwill is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.
(2)
Represents the goodwill assigned to the ParmCrisps® business in connection with the divestiture of such business, which was ascribed on a relative fair value basis. See Note 5, Disposition, for more information.
(3)
Represents the goodwill ascribed to the personal care business in connection with the classification such business as held for sale. See Note 4, Assets And Liabilities Held for Sale, for more information.

As of March 31, 2025, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a significant reduction in actual and projected performance and cash flows, as well as a continued decline in the Company’s market capitalization during the three months ended March 31, 2025, the Company completed an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units within the North America reportable segment as of March 31, 2025. For the United Kingdom (“U.K”), Western Europe, and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, while noting a recent decline in performance within the U.K. reporting units.

During the three months ended March 31, 2025, the Company conducted interim quantitative impairment tests of goodwill for the U.S. and Canada reporting units. The fair values were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. As of March 31, 2025, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $690,000, resulting in the recognition of a non-cash impairment charge of $88,712 to reduce the carrying value of the U.S. reporting unit goodwill to $450,503. Aggregate goodwill impairment charges associated with the U.S. reporting unit were $179,979 for the nine months ended March 31, 2025. The Canada reporting unit’s carrying amount exceeded its estimated fair value of $28,549, resulting in the recognition of a non-cash impairment charge of $21,539 to reduce the carrying value of the Canada reporting unit goodwill to $17,549.

The goodwill related to the U.S., Canada and U.K. reporting units is at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2025	June 30, 2024
Non-amortized intangible assets:
Trademarks and tradenames(1)	$193,964	$195,237
Amortized intangible assets:
Other intangibles(2)	152,114	167,886
Less: Accumulated amortization	(120,603)	(118,324)
Net amortized intangible assets	31,511	49,562
Net other intangible assets	$225,475	$244,799
(1)
The gross carrying value of trademarks and tradenames is reflected net of $254,890 and $251,551 of accumulated impairment charges as of March 31, 2025 and June 30, 2024, respectively.
(2)
The reduction in carrying value of other intangible assets as of March 31, 2025 reflected accumulated non-cash impairment charges of $30,326 and $17,032 recognized as of March 31, 2025 and June 30, 2024, respectively.

During the nine months ended March 31, 2025, the Company recorded a non-cash impairment charge of $15,733 within its North America reportable segment related to its personal care intangible assets, primarily Avalon Organics® JASON®, and Live Clean® trademarks and tradenames. The assets are part of the North America reportable segment and have a remaining aggregate carrying amount of nil as of March 31, 2025.

During the three months ended March 31, 2024, the Company recorded a non-cash impairment charge of $10,797 related to Thinsters® indefinite and definite lived intangible assets in connection with the probable sale of its Thinsters® cookie business.

During the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $12,815 and $8,000 for the personal care tradenames and the ParmCrisps® trademark, respectively, to reduce the carrying amounts of such intangible assets to their estimated fair values of $13,000 and nil, respectively, as a result of further expected decline in the actual and projected performance and cash flows.

During the three months ended March 31, 2024, the Company recorded non-cash impairment charges of $10,586 to reduce the carrying amount of the ParmCrisps® customer relationships to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the Consolidated Statements of Operations. The customer relationship intangible asset was part of the North America reportable segment and was fully impaired as of March 31, 2024.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 8.2 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Amortization of acquired intangibles	$1,243	$1,255	$5,176	$4,719

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2025	June 30, 2024
Revolving credit facility	$445,000	$475,000
Term loans	264,925	270,550
Less: Unamortized issuance costs	(1,171)	(1,680)
Other borrowings(1)	201	222
	708,955	744,092
Short-term borrowings and current portion of long-term debt(2)	7,554	7,569
Long-term debt, less current portion	$701,401	$736,523
(1)
Includes $201 (June 30, 2024: $222) of finance lease obligations.
(2)
Includes $70 (June 30, 2024: $85) of short-term finance lease obligations.

Credit Agreement

On December 22, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement originally provided for senior secured financing of $1,100,000 in the aggregate, consisting of (1) $300,000 in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and was originally comprised of a $440,000 U.S. revolving credit facility and $360,000 global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026. The Company’s obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00 and its minimum interest coverage ratio is 2.50:1.00.

From the date of the Second Amendment until the date of the Third Amendment (as defined below), loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% (“Term SOFR”) plus 2.5% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.5% per annum.

On May 5, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Pursuant to the Third Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 4.75:1.00 for the quarter ending June 30, 2025 through (and including) the quarter ending March 31, 2026, 4.50:1.00 for the quarter ending June 30, 2026, and 4.25:1.00 for the quarter ending September 30, 2026 and thereafter.

Commencing on the date of the Third Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum.

The Third Amendment also reduced the size of the Revolver from $800,000 to $700,000 in the aggregate, with the U.S. revolving credit facility reduced from $440,000 to $385,000 and the global revolving credit facility reduced from $360,000 to $315,000.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2025 was 7.36%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of March 31, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 5.10%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the

Credit Agreement at March 31, 2025 was 6.41%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of March 31, 2025, there were $445,000 of loans under the Revolver, $264,925 of Term Loans, and $2,775 of letters of credit outstanding under the Credit Agreement. As of March 31, 2025, $352,225 was available under the Credit Agreement, subject to compliance with the financial covenants. As of March 31, 2025, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with amendments to the Credit Agreement during the second quarter of fiscal year 2023 and the first quarter of fiscal year 2024, the Company incurred debt issuance costs of approximately $5,841, of which $5,729 was deferred. Of the total deferred costs, $4,198 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the consolidated balance sheets, and $1,531 are being recorded as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement utilizing the effective interest rate method.

Interest paid during the three and nine months ended March 31, 2025 was $10,732 and $35,014, respectively. Interest paid during the three and nine months ended March 31, 2024 was $12,666 and $40,054, respectively.

11.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended March 31, 2025. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was a benefit of 0.4% and an expense of 12.1% for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was an expense of 2.3% and a benefit of 6.1% for the nine months ended March 31, 2025 and 2024, respectively. The effective income tax rates for the three and nine months ended March 31, 2025 and March 31, 2024 were impacted by the geographical mix of earnings, state income taxes, impairment of goodwill and intangibles, as well as movement in both federal and state valuation allowances. The effective income tax rates for the three and nine months ended March 31, 2024 were impacted by tax expense related to stock-based compensation, global intangible low-taxed income, and limitations on the deductibility of executive compensation.

12.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains (Losses) on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2023	$(138,028)	$10,898	$685	$229	$(126,216)
Other comprehensive (loss) income before reclassifications	(32,933)	4,159	430	1,741	(26,603)
Amounts reclassified into income	—	(1,715)	(717)	(372)	(2,804)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2023(1)	(32,933)	2,444	(287)	1,369	(29,407)
Balance at September 30, 2023	$(170,961)	$13,342	$398	$1,598	$(155,623)
Other comprehensive income (loss) before reclassifications	36,536	(5,806)	(738)	(2,995)	26,997
Amounts reclassified into (income) expense	—	(1,801)	774	(372)	(1,399)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2023(1)	36,536	(7,607)	36	(3,367)	25,598
Balance at December 31, 2023	$(134,425)	$5,735	$434	$(1,769)	$(130,025)
Other comprehensive (loss) income before reclassifications	(11,004)	5,475	430	1,748	(3,351)
Amounts reclassified into income	—	(1,771)	(557)	(368)	(2,696)
Net change in accumulated other comprehensive (loss) income for the three months ended March 31, 2024(1)	(11,004)	3,704	(127)	1,380	(6,047)
Balance at March 31, 2024	$(145,429)	$9,439	$307	$(389)	$(136,072)

Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)
Other comprehensive (loss) income before reclassifications	(64,695)	4,357	1,190	4,831	(54,317)
Amounts reclassified into income	—	(1,351)	(1,542)	(364)	(3,257)
Net change in accumulated other comprehensive (loss) income for the three months ended December 31, 2024(1)	(64,695)	3,006	(352)	4,467	(57,574)
Balance at December 31, 2024	$(163,953)	$5,137	$58	$1,775	$(156,983)
Other comprehensive income (loss) before reclassifications	28,366	(1,061)	(646)	(2,610)	24,049
Amounts reclassified into (income) expense	—	(748)	744	(335)	(339)
Net change in accumulated other comprehensive income (loss) for the three months ended March 31, 2025(1)	28,366	(1,809)	98	(2,945)	23,710
Balance at March 31, 2025	$(135,587)	$3,328	$156	$(1,170)	$(133,273)

(1)
See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three and nine months ended March 31, 2025 and 2024.
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

Compensation cost and related income tax benefits recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Selling, general and administrative expense
Stock-based awards	$2,973	$3,017	$9,422	$10,135
Cash-settled awards	291	—	563	—
Total selling, general and administrative expenses	$3,264	$3,017	$9,985	$10,135
Related income tax benefit	$275	$316	$748	$1,170

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of March 31, 2025 generally provide for vesting at 0% to 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the nine months ended March 31, 2025 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2024	2,165	$15.03
Granted	1,654	$8.98
Vested	(578)	$13.55
Forfeited	(288)	$19.20
Non-vested RSUs and PSUs outstanding at March 31, 2025	2,953	$11.53

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, was as follows:

	Nine Months Ended March 31,
	2025	2024
Fair value of RSUs and PSUs granted	$14,855	$19,965
Fair value of shares vested	$4,715	$5,430
Tax benefit recognized from restricted shares vesting	$620	$650

At March 31, 2025, there was $21,452 of unrecognized stock-based compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of 1.30 years.

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

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at March 31, 2025 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $563 at March 31, 2025, $447 of which is classified as a liability and reported in accrued expenses and other current liabilities, with the balance included other non-current liabilities within the consolidated balance sheet.

During the three months ended March 31, 2025, the estimated fair value of granted cash-settled awards was $4,749. For the reporting period, the Company recognized a forfeiture adjustment of $753. As of March 31, 2025, the total remaining non-vested cash-settled awards outstanding was $3,996.

At March 31, 2025, there was $3,433 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.58 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$6,969	$—	$6,969	$—
Liabilities:
Derivative financial instruments	$8,280	$—	$8,280	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$14,982	$—	$14,982	$—
Liabilities:
Derivative financial instruments	$3,333	$—	$3,333	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2025 or 2024.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of March 31, 2025 and June 30, 2024 were classified as Level 2.

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

For indefinite-lived intangible assets, fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units are estimated using a blended analysis of the DCF income approach and GPCM market approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

During the nine months ended March 31, 2025, the Company recorded aggregate non-cash impairment charges of $201,518 related to goodwill within its North America reportable segment as discussed in Note 9, Goodwill and Other Intangible Assets.

During the three and nine months ended March 31, 2024, the Company recorded non-cash impairment charges of $18,586, $10,797, and $12,815 for ParmCrisps® , Thinsters® , and certain North America personal care intangible assets, respectively, as discussed in Note 9, Goodwill and Other Intangible Assets.

During the three and nine months ended March 31, 2024, the Company recorded non-cash impairment charges of $5,875 for certain machinery and equipment within the ParmCrisps® asset group, as discussed in Note 7, Property, Plant and Equipment, Net.

During the nine months ended March 31, 2024, the Company recognized a non-cash impairment charge of $20,666 related to an asset group in the North America reportable segment, as discussed in Note 7, Property, Plant and Equipment, net.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $3,518 will be reclassified as a decrease to interest expense.

As of March 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $153 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of March 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	6	£14,642	€17,350

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

During the three months ended March 31, 2025, the Company terminated four EUR-USD cross-currency swaps across various counterparties and received proceeds of $2,363. The Company simultaneously entered into new, at-market cross currency swaps with the same aggregate notional amount as the previous net investment hedges. The gain from termination will remain in AOCL until the net investment is sold or substantially liquidated.

As of March 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	4	€100,300	$103,312

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

During the three months ended March 31, 2025, the Company terminated one EUR-USD cross-currency swap and received proceeds of $552. The Company simultaneously entered into a new, at-market cross currency swap with the same notional amount as the previous fair value hedge. A portion of gain was recognized in the statement of comprehensive (loss) income, and the balance was deferred to AOCL where it will be amortized on a straight-line basis.

As of March 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of March 31, 2025 and June 30, 2024, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
Intercompany loan receivable	$26,671	$26,465	$206	$(480)

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$3,510	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	1,126	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,333	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	8,161
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	119
Total derivatives designated as hedging instruments		$6,969		$8,280

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three and nine months ended March 31, 2025 and 2024:

	Amount of (Loss) Gain Recognized in AOCL on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,633)	$7,274	$(2,611)	$5,028
Foreign currency forward contracts	152	(1)	(304)	50
Derivatives in net investment hedging relationships:
Cross-currency swaps	(3,512)	2,322	(215)	659
Derivatives in fair value hedging relationships:
Cross-currency swaps	(864)	572	(52)	163
	$(5,857)	$10,167	$(3,182)	$5,900

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three and nine months ended March 31, 2025 and 2024:

	Amount of Gain Reclassified from AOCL into Income (Expense)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$1,311	$2,363	$5,359	$7,037
Foreign currency forward contracts	(92)	—	36	—
Cost of sales:
Foreign currency forward contracts	(134)	(10)	(134)	(10)
Derivatives in net investment hedging relationships:
Cross-currency swaps	450	489	1,439	1,479
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	(995)	122	146	369
	$540	$2,964	$6,846	$8,875
(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the three months ended March 31, 2025 and 2024 was $104 and $122, respectively. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the nine months ended March 31, 2025 and 2024 was $351 and $369, respectively.

16.
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

For the three months ended March 31, 2025, expenses associated with the Hain Reimagined Program in the amount of $7,289 and $379 were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations. For the three months ended March 31, 2024, expenses associated with the Hain Reimagined Program in the amount of $1,353, $7,175 and $1,329 were recorded in long-lived asset and intangibles impairment, productivity and transformation costs, and cost of sales, respectively, on the consolidated statements of operations.

For the nine months ended March 31, 2025, expenses associated with the Hain Reimagined Program in the amount of $16,497, $2,285, and $1,613 were recorded in productivity and transformation costs, long-lived asset and intangibles impairment, and cost of sales, on the consolidated statements of operations. For the nine months ended March 31, 2024, expenses associated with the Hain Reimagined Program in the amount of $22,019, $20,447 and $7,762 were recorded in long-lived asset impairments, productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Hain Reimagined Program for the three- and nine-month periods ended March 31, 2025 and March 31, 2024 by reportable segments and Corporate and Other.

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
North America	$3,650	$2,007	$9,300	$30,458
Corporate and Other	2,538	5,799	8,260	16,636
International	1,480	2,051	2,835	3,134
	$7,668	$9,857	$20,395	$50,228

The following table displays the activities and liability balances relating to the Hain Reimagined Program for the nine-month period ended March 31, 2025. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2024	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at March 31, 2025
Employee-related costs	$1,985	$6,082	$(5,185)	$—	$2,882
Contract termination costs	347	1,603	(1,269)	(59)	622
Asset write-downs(1)	—	2,285	—	(2,285)	—
Other transformation-related expenses(2)	3,988	10,425	(11,741)	(1,200)	1,472
	$6,320	$20,395	$(18,195)	$(3,544)	$4,976
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

17.
COMMITMENTS AND CONTINGENCIES

Securities Class Actions Filed in Federal Court

The Company and certain of its former officers (collectively, the “Defendants”) are defendants in a consolidated class action complaint in the Eastern District of New York under the caption In re The Hain Celestial Group, Inc. Securities Litigation (the “Consolidated Securities Action”). A Corrected Consolidated Amended Complaint was filed in the summer of 2017, which asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on allegedly materially false or misleading statements and omissions in public statements, press releases and SEC filings regarding the Company’s business, prospects, financial results and internal controls.

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. The Court held oral argument on Plaintiffs’ appeal on December 5, 2024, and the Parties await a decision.

Additional Stockholder Class Action and Derivative Complaints Filed in Federal Court

The former Board of Directors and certain former officers of the Company are defendants in a consolidated action, originally filed in 2017 in the Eastern District of New York, under the caption In re The Hain Celestial Group, Inc. Stockholder Class and Derivative Litigation (the “Consolidated Stockholder Class and Derivative Action”). The plaintiffs allege that the Company’s former directors and certain former officers made materially false and misleading statements in press releases and SEC filings regarding the Company’s business, prospects and financial results and that the Company violated its by-laws and Delaware law by failing to hold its 2016 Annual Stockholders Meeting and claim breach of fiduciary duty, unjust enrichment and corporate waste.

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The parties have agreed to extend the stay during the pendency of the pending appeal in the Consolidated Securities Action, most recently through the earlier of September 29, 2025 or 30 days after the Second Circuit issues a decision on plaintiffs’ appeal.

Baby Food Class Action Litigation

Since February 2021, the Company has been named in numerous consumer class actions alleging that the Company’s Earth’s Best® baby food products (the “Products”) contain unsafe and undisclosed levels of various naturally occurring heavy metals, namely lead, arsenic, cadmium and mercury. Those actions were transferred and consolidated as a single lawsuit in the U.S. District Court for the Eastern District of New York captioned In re Hain Celestial Heavy Metals Baby Food Litigation, Case No. 2:21-cv-678 (the “Consolidated Proceeding”). In the Consolidated Proceeding, the plaintiffs generally allege that the Company violated various state consumer protection laws and assert other state and common law warranty and unjust enrichment claims related to the alleged failure to disclose the presence of these metals, arguing that consumers would have either not purchased the Products or would have paid less for them had the Company made adequate disclosures. The Company filed a motion to dismiss the Consolidated Class Action Complaint. . Following oral argument on August 1, 2024, the Court issued an order on December 27, 2024 in which it granted the Company’s motion to dismiss with respect to Plaintiffs’ claims arising out of the alleged presence of lead, cadmium, mercury, or other substances, as well as any claims challenging the use of the “USDA Organic” seal on the

Products’ labeling, and denied the Company’s motion to dismiss with respect to Plaintiffs’ claims arising out of the alleged presence of arsenic in the Products. The Company filed its answer to the Consolidated Class Action Complaint on January 23, 2025. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

The Company has been named in one civil government enforcement action, State of New Mexico ex rel. Balderas v. Nurture, Inc., et al., which was filed by the New Mexico Attorney General against the Company and several other manufacturers based on the alleged presence of heavy metals in their baby food products. The Company and several other manufacturers moved to dismiss the New Mexico Attorney General’s lawsuit, and the Court denied that motion. The Company filed its answer to the New Mexico Attorney General’s amended complaint on April 23, 2022, and discovery is ongoing. The Company denies the New Mexico Attorney General’s allegations and maintains that its baby foods are safe, properly labeled, and compliant with New Mexico law.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 60 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL will first proceed with general causation discovery.

Baby Food California State Court Cases

There are currently seven cases personal injury cases against the Company pending in two California state Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but one of the cases have been stayed.

In that case, Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, fact discovery has closed, and expert discovery is ongoing. Trial is currently set for July 21, 2025.

Palmquist v. The Hain Celestial Group

During a jury trial in February 2023 in the baby food-related matter Palmquist v. The Hain Celestial Group, Inc., the court granted the Company’s motion for a directed verdict, finding no liability for the Company. The Court entered Final Judgment in the Company’s favor on March 3, 2023.

Plaintiffs appealed in the Fifth Circuit, and on May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgement of the district court. The Company filed a petition for en banc reconsideration, which the Fifth Circuit denied. The case has been remanded to Texas state court, where it is now pending in the District Court of Brazoria County, Texas. Discovery is ongoing and the case has been set for a new trial on September 22, 2025. On January 7, 2025, the Company filed a Petition for a Writ of Certiorari in the United States Supreme Court. That petition was granted on April 28, 2025, meaning the Supreme Court will consider the Company’s appeal.

With respect to all of the above-described baby food matters, the Company denies that its Products led to any of the alleged injuries and will defend these cases vigorously. That said, as is common in circumstances of this nature, additional lawsuits may be filed against the Company in the future, asserting similar or different legal theories and seeking similar or different types of damages and relief. Such lawsuits may be resolved in a manner adverse to us, and we may incur substantial costs or damages not covered by insurance, which could have a material adverse effect on our financial condition and business.

SEC Investigation

In November 2023, the staff of the SEC informed the Company it was conducting an investigation relating to Hain Celestial and requested documents primarily concerning (i) the Company’s acquisition of one business and disposition of another business and certain related accounting matters and (ii) trading activity and other matters related to the Company’s earnings guidance in certain previous fiscal years. In February 2025, the SEC notified the Company that the SEC has concluded its investigation and does not intend to recommend an enforcement action by the SEC against the Company.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Sales:
North America	$222,407	$268,107	$682,836	$795,832
International	167,944	170,251	513,596	521,655
	$390,351	$438,358	$1,196,432	$1,317,487

Adjusted EBITDA:
North America	$17,306	$27,883	$55,072	$77,828
International	22,166	24,547	65,062	67,953
Total Reportable Segments Adjusted EBITDA	39,472	52,430	120,134	145,781
Corporate and Other	(5,857)	(8,668)	(26,251)	(30,803)
	33,615	43,762	93,883	114,978
Depreciation and amortization	(10,455)	(10,858)	(32,902)	(34,360)
Equity in net loss of equity-method investees	(966)	(966)	(1,709)	(2,371)
Interest expense, net	(11,096)	(13,322)	(36,084)	(41,278)
Benefit (provision) for income taxes	505	(5,100)	(5,746)	4,528
Stock-based compensation, net	(2,973)	(3,017)	(9,422)	(10,135)
Unrealized currency losses	(1,137)	(250)	(707)	(91)
Certain litigation expenses, net(a)	(407)	(458)	(2,254)	(4,073)
Restructuring activities
Productivity and transformation costs	(7,289)	(7,175)	(16,497)	(20,447)
Plant closure related costs, net	5	(1,145)	(1,229)	(5,288)
Warehouse/manufacturing consolidation and other costs, net	(384)	(184)	(384)	(995)
Acquisitions, divestitures and other
Gain (loss) on sale of assets	106	—	(2,202)	(62)
Transaction and integration costs, net	151	(55)	574	(282)
Impairment charges
Goodwill impairment	(110,251)	—	(201,518)	—
Long-lived asset and intangibles impairment	(24,012)	(49,426)	(42,029)	(70,786)
Other	—	—	—	(1,443)
Net loss	$(134,588)	$(48,194)	$(258,226)	$(72,105)
(a)
Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Snacks	$88,506	$111,157	$277,688	342,118
Baby & Kids	59,896	64,317	182,225	188,458
Beverages	62,874	68,384	189,364	197,116
Meal preparation	162,266	165,675	499,311	513,004
Personal care	16,809	28,825	47,844	76,791
	$390,351	$438,358	$1,196,432	$1,317,487

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
United States	$195,725	$240,175	$601,825	$710,158
United Kingdom	123,256	123,500	380,615	383,179
Western Europe	44,688	46,751	132,981	138,476
Canada	26,682	27,932	81,011	85,674
	$390,351	$438,358	$1,196,432	$1,317,487

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2025 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the sub-heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

Our Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® jelly, Earth’s Best® Organic and Ella’s Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, The Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, among others.

Hain Reimagined Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Hain Reimagined Program”) intended to drive shareholder returns. The savings initiatives impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The Hain Reimagined Program is grounded on four strategic pillars:

•
Focus
o
Concentrate our portfolio in consumer-centric Better-For-You (“BFY”) platforms: Snacks, Baby & Kids, Beverages, and Meal Preparation. In the third quarter of 2025, we announced that we are exploring strategic options for our personal care business.
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

Implementation of the Hain Reimagined Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Hain Reimagined Program are expected to be $115 million - $125 million inclusive of potential inventory write-downs of approximately $25 million related to brand/category exits. The balance of cumulative pretax restructuring charges is expected to be $90 million - $100 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three and nine months ended March 31, 2025, we incurred approximately $7.7 million and $20.4, million respectively, of expenses associated with the Hain Reimagined Program, compared to approximately $9.9 million and $50.2, million respectively, in the corresponding periods of the prior year. Annualized pretax savings are expected to be $130 million - $150 million. As part of the Hain Reimagined Program, the Company completed the sale of three non-core brands during the fourth quarter of fiscal 2024 and the first quarter of fiscal 2025. We initiated actions to consolidate our personal care manufacturing footprint and exit our non-strategic joint venture in India, which were substantially completed in the first quarter of fiscal 2025. The Company also initiated actions to: (i) simplify its distribution footprint in the U.S.; (ii) rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion; and (iii) reduce office space as part of the Focus and Fuel pillars of the Hain Reimagined Program.

Global Economic Environment

The duration and intensity of inflation fluctuations, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict, may lead to increased supply chain expenses and other business impacts. Moreover, our industry is anticipating the possibility of increased supply chain challenges, input cost increases and consumer and economic uncertainty as a result of U.S. government tariffs and the imposition of any counter-tariffs. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2025 and 2024 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2025		March 31, 2024		Dollars	Percentage
Net sales	$390,351	100.0%	$438,358	100.0%	$(48,007)	(11.0)%
Cost of sales	305,701	78.3%	341,687	77.9%	(35,986)	(10.5)%
Gross profit	84,650	21.7%	96,671	22.1%	(12,021)	(12.4)%
Selling, general and administrative expenses	62,934	16.1%	66,716	15.2%	(3,782)	(5.7)%
Goodwill impairment	110,251	28.2%	—	—	110,251	**
Long-lived asset and intangibles impairment	24,012	6.2%	49,426	11.3%	(25,414)	(51.4)%
Productivity and transformation costs	7,289	1.9%	7,175	1.6%	114	1.6%
Amortization of acquired intangible assets	1,243	0.3%	1,255	0.3%	(12)	(1.0)%
Operating loss	(121,079)	(31.0)%	(27,901)	(6.4)%	(93,178)	*
Interest and other financing expense, net	11,866	3.0%	14,127	3.2%	(2,261)	(16.0)%
Other income, net	1,182	0.3%	100	0.0%	1,082	**
Loss before income taxes and equity in net loss of equity-method investees	(134,127)	(34.4)%	(42,128)	(9.6)%	(91,999)	218.4%
(Benefit) provision for income taxes	(505)	(0.1)%	5,100	1.2%	(5,605)	*
Equity in net loss of equity-method investees	966	0.2%	966	0.2%	—	—
Net loss	$(134,588)	(34.5)%	$(48,194)	(11.0)%	$(86,394)	179.3%

Adjusted EBITDA	$33,615	8.6%	$43,762	10.0%	$(10,147)	(23.2)%
Diluted net loss per common share	$(1.49)		$(0.54)		$(0.95)	178.0%

* Percentage is not meaningful due to one or more numbers being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales for the three months ended March 31, 2025 were $390.4 million, a decrease of $48.0 million, or 11.0%, including an unfavorable impact of $23.3 million, or 4.8%, related to divestitures, discontinued brands and exited product categories and an unfavorable impact of $3.8 million, or 0.9%, from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $21.0 million, or 5.3%, from the prior year quarter. The decrease in each of net sales and organic net sales was primarily due to decline in the North America reportable segment. Additionally, the decrease in organic net sales was comprised of a 2.9% decrease in volume/mix and a 2.5% decrease in price primarily reflecting promotional activity. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $84.7 million, a decrease of $12.0 million, or 12.4%, as compared to the prior year period. Gross profit margin of 21.7% for the three months ended March 31, 2025 was lower when compared with 22.1% in the prior year period, representing a 40-basis point decrease.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume and unfavorable pricing, partially offset by productivity improvements. The International reportable segment also had a decrease in gross profit mainly driven by lower margin due to pricing and product mix, partially offset by higher volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.9 million for the three months ended March 31, 2025, a decrease of $3.8 million, or 5.7%, from $66.7 million for the prior year quarter. The decrease was primarily due to a reduction in selling expenses.

Goodwill Impairment

As a result of a significant reduction in actual and projected performance and cash flows, as well as a continued decline in the Company’s market capitalization during the three months ended March 31, 2025, the Company completed an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units within the North America reportable segment as of March 31, 2025. Consequently, the Company recorded aggregate non-cash goodwill impairment charge of $110.3 million within the North America segment related to such reporting units. See Note 9, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Long-Lived Asset and Intangibles Impairment

During the three months ended March 31, 2025, the Company recorded non-cash impairment charges of $24.0 million, primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

During the three months ended March 31, 2024, the Company recognized aggregate non-cash impairment charges of $49.4 million primarily related to ParmCrisps®, Thinsters®, and certain North America personal care intangible asset. See Note 9, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $7.3 million for the three months ended March 31, 2025, an increase of $0.1 million, or 1.6%, from $7.2 million in the prior year quarter. The increase was primarily due to the increase in restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $1.2 million for the three months ended March 31, 2025 compared to $1.3 million for the prior year quarter.

Operating Loss

Operating loss for the three months ended March 31, 2025 was $121.1 million compared to operating loss of $27.9 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $11.9 million for the three months ended March 31, 2025, a decrease of $2.3 million, or 16.0%, from $14.1 million in the prior year quarter. The decrease resulted primarily from a lower outstanding debt balance and a reduction in borrowing rates compared to the prior year quarter. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $1.2 million for the three months ended March 31, 2025 compared to $0.1 million in the prior year quarter. The increase in net income was primarily comprised of net foreign exchange gains of $1.3 million.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2025 was $134.1 million compared to $42.1 million in the prior year quarter. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $0.5 million for the three months ended March 31, 2025 compared to income tax expense of $5.1 million in the prior year quarter.

The effective income tax rate was a benefit of 0.4% and an expense of 12.1% for the three months ended March 31, 2025 and 2024, respectively. The income tax expense for the three months ended March 31, 2025 reflected foreign tax expense in certain jurisdictions, impairment of goodwill and intangibles and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the three months ended March 31, 2024 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income, and limitations on the deductibility of executive compensation.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for each of the three months ended March 31, 2025 and March 31, 2024 was a loss of $1.0 million.

Net Loss

Net loss for the three months ended March 31, 2025 was $134.6 million, or $1.49 per diluted share, compared to $48.2 million, or $0.54 per diluted share, in the prior year quarter. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $33.6 million and $43.8 million for the three months ended March 31, 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/25	$222,407	$167,944	$—	$390,351
Three months ended 3/31/24	268,107	170,251	—	438,358
$ change	$(45,700)	$(2,307)	n/a	$(48,007)
% change	(17.0)%	(1.4)%	n/a	(11.0)%

Adjusted EBITDA
Three months ended 3/31/25	$17,306	$22,166	$(5,857)	$33,615
Three months ended 3/31/24	27,883	24,547	(8,668)	43,762
$ change	$(10,577)	$(2,381)	$2,811	$(10,147)
% change	(37.9)%	(9.7)%	32.4%	(23.2)%

Adjusted EBITDA margin
Three months ended 3/31/25	7.8%	13.2%	n/a	8.6%
Three months ended 3/31/24	10.4%	14.4%	n/a	10.0%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2025 were $222.4 million, a decrease of $45.7 million, or 17.0%, including an unfavorable impact of $22.5 million, or 6.9%, related to divestitures, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $21.7 million, or 9.6%, to $204.4 million from $226.1 million in the prior year quarter.

The decrease in net sales was primarily due to lower sales in the snacks, personal care, and meal preparation categories. The decrease in organic net sales was primarily due to lower sales in the snacks and baby & kids categories. The decrease in the snacks category was driven by lower volume and continued category softness.

Adjusted EBITDA for the three months ended March 31, 2025 was $17.3 million, a decrease of $10.6 million, or 37.9%, from Adjusted EBITDA of $27.9 million in the prior year quarter. The decrease was primarily driven by lower volume/mix and higher trade spend, partially offset by productivity. Adjusted EBITDA margin was 7.8%, a 260-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the three months ended March 31, 2025 were $167.9 million, a decrease of $2.3 million, or 1.4%, including an unfavorable impact of $2.3 million, or 0.5%, related to foreign exchange, as compared to the prior year quarter. Organic net sales increased $0.8 million, or 0.5%, to $169.8 million from $169.0 million the prior year quarter.

The decrease in net sales was primarily due to lower sales in the beverage and snacks categories, partially offset by an increase in the meal preparation category. The increase in organic net sales was primarily due to increases in the meal preparation and baby & kids categories and the supply chain recovery from the service issues discussed last quarter, partially offset by lower sales in the beverage and snacks categories. The increase in the meal preparation category was due to continued strong soup performance across brands.

Adjusted EBITDA for the three months ended March 31, 2025 was $22.2 million, a decrease of $2.4 million, or 9.7%, from Adjusted EBITDA of $24.5 million in the prior year quarter. The decrease was primarily driven by inflation and net pricing, inclusive of own label contracts, partially offset by favorable volume/mix. Adjusted EBITDA margin was 13.2%, a 120-basis point decrease from the prior year period.

Corporate and Other

The decrease in Corporate and Other expenses primarily reflected a decrease in consulting charges.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2025 to Nine Months Ended March 31, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2025 and 2024 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2025		March 31, 2024		Dollars	Percentage
Net sales	$1,196,432	100.0%	$1,317,487	100.0%	$(121,055)	(9.2)%
Cost of sales	936,720	78.3%	1,034,658	78.5%	(97,938)	(9.5)%
Gross profit	259,712	21.7%	282,829	21.5%	(23,117)	(8.2)%
Selling, general and administrative expenses	204,417	17.1%	217,837	16.5%	(13,420)	(6.2)%
Goodwill impairment	201,518	16.8%	—	—	201,518	**
Long-lived asset and intangibles impairment	42,029	3.5%	70,786	5.4%	(28,757)	(40.6)%
Productivity and transformation costs	16,497	1.4%	20,447	1.6%	(3,950)	(19.3)%
Amortization of acquired intangible assets	5,176	0.4%	4,719	0.4%	457	9.7%
Operating loss	(209,925)	(17.5)%	(30,960)	(2.3)%	(178,965)	*
Interest and other financing expense, net	38,412	3.2%	43,509	3.3%	(5,097)	(11.7)%
Other expense (income), net	2,434	0.2%	(207)	(0.0)%	2,641	*
Loss before income taxes and equity in net loss of equity-method investees	(250,771)	(21.0)%	(74,262)	(5.6)%	(176,509)	237.7%
Provision (benefit) for income taxes	5,746	0.5%	(4,528)	(0.3)%	10,274	*
Equity in net loss of equity-method investees	1,709	0.1%	2,371	0.2%	(662)	(27.9)%
Net loss	$(258,226)	(21.6)%	$(72,105)	(5.5)%	$(186,121)	258.1%

Adjusted EBITDA	$93,883	7.8%	$114,978	8.7%	$(21,095)	(18.3)%
Diluted net loss per common share	$(2.87)		$(0.80)		$(2.06)	256.7%

* Percentage is not meaningful due to one or more numbers being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales for the nine months ended March 31, 2025 were $1,196.4 million, a decrease of $121.1 million, or 9.2%, including an unfavorable impact of $61.5 million, or 4.2%, related to divestitures, discontinued brands and exited product categories and a favorable impact of $2.8 million, or 0.2%, from foreign exchange, as compared to the prior year period. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $62.4 million, or 5.2%, from the prior year period. The decrease in each of net sales and organic net sales was primarily due to declines in both the North America and International reportable segments. Additionally, the decrease in organic net sales was comprised of a 3.4% decrease in volume/mix and a 1.9% decrease in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2025 was $259.7 million, a decrease of $23.1 million, or 8.2%, as compared to the prior year period. The gross profit margin of 21.7% was higher for the nine months ended March 31, 2025, when compared with 21.5% in the prior year period.

The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to lower sales volume and unfavorable product mix, partially offset by productivity improvements. The International reportable segment had a decrease in gross profit mainly due to lower sales volume and unfavorable pricing, partially offset by favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $204.4 million for the nine months ended March 31, 2025, a decrease of $13.4 million, or 6.2%, from $217.8 million for the prior year period. The decrease was primarily due to lower employee-related expenses, broker expenses and professional fees.

Goodwill Impairment

As discussed above, during the nine months ended March 31, 2025, the Company recorded a non-cash goodwill impairment charge of $201.5 million within the North America segment related to its U.S. and Canada reporting units. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Long-Lived Asset and Intangibles Impairment

During the nine months ended March 31, 2025, the Company recorded a non-cash impairment charge of $42.0 million, primarily related to the personal care assets held for sale and indefinite and definite-lived intangible assets associated with its personal care business. See Note 4, Assets and Liabilities Held for Sale and Note 9, Goodwill and Other Intangible Assets in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q

During the nine months ended March 31, 2024 the Company recognized a $20.7 million charge related to a decline in actual and projected performance and cash flows related to its personal care business in the North America reportable segment. See Note 7, Property, Plant and Equipment, Net, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In addition, results for the nine months ended March 31, 2024 also included non-cash impairment charges of $42.2 million primarily related to ParmCrisps® , Thinsters® , and certain North America personal care intangible assets. See Note 9, Goodwill and Other Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $16.5 million for the nine months ended March 31, 2025, a decrease of $3.9 million, or 19.3%, from $20.4 million in the prior year period. The decrease primarily reflected a reduction in restructuring costs incurred in connection with the Hain Reimagined Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $5.2 million for the nine months ended March 31, 2025, an increase of $0.5 million from $4.7 million in the prior year period.

Operating Loss

Operating loss for the nine months ended March 31, 2025 was $210.0 million compared to $31.0 million in the prior year period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $38.4 million for the nine months ended March 31, 2025, a decrease of $5.1 million, or 11.7%, from $43.5 million in the prior year period. The decrease resulted primarily from a lower outstanding debt balance and the impact of a reduction in borrowing rates compared to the prior year period. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense (Income), Net

Other expense, net totaled $2.4 million for the nine months ended March 31, 2025, compared to $0.2 million of other income, net in the prior year period. The change was primarily due to a pretax loss of $3.9 million on the sale of ParmCrisps®, partially offset by a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees was $250.8 million for the nine months ended March 31, 2025, compared to a $74.3 million loss in the prior year period. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax provision was $5.7 million for the nine months ended March 31, 2025 compared to income tax benefit of $4.5 million in the prior year comparable period.

The effective income tax rate was an expense of 2.3% and a benefit of 6.1% for the nine months ended March 31, 2025 and 2024, respectively. The income tax provision for the nine months ended March 31, 2025 reflected foreign tax expense in certain jurisdictions, impairment of goodwill and intangibles and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the nine months ended March 31, 2024 was impacted by tax expense related to stock-based compensation, global intangible low-taxed income, and limitations on the deductibility of executive compensation.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the nine months ended March 31, 2025 was a loss of $1.7 million compared to a $2.4 million loss in the prior year period.

Net Loss

Net loss for the nine months ended March 31, 2025 was $258.2 million, or $2.87 per diluted share, compared to $72.1 million, or $0.80 per diluted share, in the prior year period. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $93.9 million and $115.0 million for the nine months ended March 31, 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the nine months ended March 31, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/25	$682,836	$513,596	$—	$1,196,432
Nine months ended 3/31/24	795,832	521,655	—	1,317,487
$ change	$(112,996)	$(8,059)	n/a	$(121,055)
% change	(14.2)%	(1.5)%	n/a	(9.2)%

Adjusted EBITDA
Nine months ended 3/31/25	$55,072	$65,062	$(26,251)	$93,883
Nine months ended 3/31/24	77,828	67,953	(30,803)	114,978
$ change	$(22,756)	$(2,891)	$4,552	$(21,095)
% change	(29.2)%	(4.3)%	14.8%	(18.3)%

Adjusted EBITDA margin
Nine months ended 03/31/25	8.1%	12.7%	n/a	7.8%
Nine months ended 03/31/24	9.8%	13.0%	n/a	8.7%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2025 were $682.8 million, a decrease of $113.0 million, or 14.2%, including an unfavorable impact of $60.1 million, or 6.4%, related to divestitures, discontinued brands and exited product categories, as compared to the prior year period. Organic net sales decreased $50.4 million, or 7.5%, to $623.8 million from $674.1 million in the prior year period.

The decrease in net sales was primarily due to lower sales in the snacks and personal care categories. The decrease in net sales in the snacks category reflected reduced volume and in-store marketing activation and promotion effectiveness, and the reduction in net sales in the personal care category was mainly due to SKU simplification initiatives and service issues. The decrease in organic net sales was primarily due to lower sales in the snacks category discussed above and, to a lesser extent, reduced volume in the meal preparation category.

Adjusted EBITDA for the nine months ended March 31, 2025 was $55.1 million, a decrease of $22.8 million, or 29.2%, from Adjusted EBITDA of $77.8 million in the prior year period. The decrease was primarily related to reduced gross profit driven by lower volume and unfavorable pricing, partially offset by productivity. Adjusted EBITDA margin was 8.1%, a 170-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2025 were $513.6 million, a decrease of $8.1 million, or 1.5%, including a favorable impact of $5.3 million or 1.0% related to foreign exchange, as compared to the prior year period. Organic net sales decreased $12.0 million, or 2.3%, to $506.4 million from $518.5 million in the prior year period.

The decrease in both net sales and organic net sales was primarily due to lower sales in the beverage, meal preparation and snacks categories. The decrease in the beverage and snacks categories was due to lower volumes. The decrease in the meal preparation category was due to unfavorable pricing.

Adjusted EBITDA for the nine months ended March 31, 2025 was $65.1 million, a decrease of $2.9 million, or 4.3%, from Adjusted EBITDA of $68.0 million in the prior year period. Adjusted EBITDA margin was 12.7%, a 30-basis point decrease from the prior year period.

Corporate and Other

The decrease in Corporate and Other expenses primarily reflected a decrease in consulting charges primarily offset by employee-related expenses.

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

In addition to obligations under the Credit Agreement, we are party to other contractual obligations involving commitments to make payments to third parties, including purchase commitments and lease obligations, which impact our short-term and long-term liquidity and capital resource needs. See Note 8, Leases.

Credit Agreement

On December 22, 2021, the Company entered into a Fourth Amended and Restated Credit Agreement (as subsequently amended, the “Credit Agreement”). The Credit Agreement originally provided for senior secured financing of $1,100.0 million in the aggregate, consisting of (1) $300.0 million in aggregate principal amount of term loans (the “Term Loans”) and (2) an $800.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit, and was originally comprised of a $440.0 million U.S. revolving credit facility and $360.0 million global revolving credit facility) (the “Revolver”). Both the Revolver and the Term Loans mature on December 22, 2026. The Company’s obligations under the Credit Agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions.

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. See below for a description of the Third Amendment (as defined below), which amended the Company’s maximum consolidated secured leverage ratio commencing with the quarter ending June 30, 2025. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00 and its minimum interest coverage ratio is 2.50:1.00. As of March 31, 2025, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.23:1.00, 4.23:1.00 and 3.22:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to U.S. GAAP. Please refer to the Credit Agreement filed as an exhibit to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement could have significant consequences” set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

From the date of the Second Amendment until the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% (“Term SOFR”) plus 2.5% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.5% per annum.

On May 5, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Credit Agreement. Pursuant to the Third Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 4.75:1.00 for the quarter ending June 30, 2025 through (and including) the quarter ending March 31, 2026, 4.50:1.00 for the quarter ending June 30, 2026, and 4.25:1.00 for the quarter ending September 30, 2026 and thereafter.

Commencing on the date of the Third Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum.

The Third Amendment also reduced the size of the Revolver from $800.0 million to $700.0 million in the aggregate, with the U.S. revolving credit facility reduced from $440.0 million to $385.0 million and the global revolving credit facility reduced from $360.0 million to $315.0 million.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2025 was 7.36%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of March 31, 2025, the notional amount of the interest rate swaps was $400.0 million with fixed rate payments of 5.10%, which increased to 6.10% on May 5, 2025 in connection with the Third Amendment. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2025 was 6.41%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of March 31, 2025, there were $445.0 million of loans under the Revolver, $264.9 million of Term Loans, and $2.8 million of letters of credit outstanding under the Credit Agreement. As of March 31, 2025, $352.2 million was available under the Credit Agreement, subject to compliance with the financial covenants. As of March 31, 2025, the Company was in compliance with all associated covenants.

Our cash and cash equivalents balance decreased by $9.9 million at March 31, 2025 to $44.4 million as compared to $54.3 million at June 30, 2024. Our working capital was $247.7 million at March 31, 2025, a decrease of $27.9 million from $275.6 million at the end of fiscal 2024. Additionally, our total debt decreased by $35.1 million at March 31, 2025 to $709.0 million as compared to $744.1 million at June 30, 2024 as a result of net repayments carried out during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of March 31, 2025, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. Cash provided (used in) by operating, investing and financing activities is summarized below.

	Nine Months Ended March 31,		Change in
(Dollars in thousands)	2025	2024	Dollars
Cash flows provided by (used in):
Operating activities	$24,763	$76,959	$(52,196)
Investing activities	(354)	(23,249)	22,895
Financing activities	(36,475)	(56,100)	19,625
Effect of exchange rate changes on cash	2,184	(1,425)	3,609
Net decrease in cash and cash equivalents	$(9,882)	$(3,815)	$(6,067)

Cash provided by operating activities was $24.8 million for the nine months ended March 31, 2025, a decrease of $52.2 million from cash provided by operating activities of $77.0 million in the prior year period. This decrease in cash provided by operating activities versus the prior year period resulted primarily from higher cash utilization of $54.1 million for our working capital accounts, which was mainly due to higher inventory and a reduced benefit from accounts payable and accrued expenses, partially offset by an increase in accounts receivable recovery.

Cash used by investing activities was $0.4 million for the nine months ended March 31, 2025, a decrease of $22.9 million from cash used in investing activities of $23.2 million in the prior year period. The decrease in cash used by investing activities was primarily due to an increase in proceeds from asset sales of $12.3 million, primarily related to the sale of ParmCrisps®, and the receipt of a $2.6 million dividend from Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited.

Cash used in financing activities was $36.5 million for the nine months ended March 31, 2025, a decrease of $19.6 million compared to $56.1 million in the prior year period. The decrease in cash used in financing activities was primarily due to lower net borrowings during the nine months ended March 31, 2025.

Free Cash Flow

Our free cash flow was $5.7 million for the nine months ended March 31, 2025, a decrease of $46.5 million from free cash flow of $52.2 million in the nine months ended March 31, 2024. The period-over-period change resulted primarily from a decrease in cash flows from operations of $52.2 million driven by the reasons explained above, partially offset by lower capital expenditures. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2025, the Company did not repurchase any shares under the repurchase program. As of March 31, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

Organic Net Sales

As noted above, we define organic net sales as net sales excluding the impact of acquisitions, divestitures, held for sale businesses, discontinued brands, exited product categories and foreign exchange. To adjust organic net sales for the impact of acquisitions, the net sales of an acquired business are excluded from fiscal quarters constituting or falling within the current period and prior period where the applicable fiscal quarter in the prior period did not include the acquired business for the entire quarter. To adjust organic net sales for the impact of divestitures, held for sale businesses, discontinued brands and exited product categories, the net sales of a divested business, held for sale business, discontinued brand or exited product category are excluded from all periods. To adjust organic net sales for the impact of foreign exchange, current period net sales for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average monthly exchange rate in effect during the current period of the current fiscal year.

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended March 31, 2025	$222,407	$167,944	$390,351
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	19,477	493	19,970
Less: Impact of foreign currency exchange	(1,428)	(2,327)	(3,755)
Organic net sales - Three months ended March 31, 2025	$204,358	$169,778	$374,136

Net sales - Three months ended March 31, 2024	$268,107	$170,251	$438,358
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	42,008	1,239	43,247
Organic net sales - Three months ended March 31, 2024	$226,099	$169,012	$395,111

Net sales decline	(17.0)%	(1.4)%	(11.0)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(6.9)%	(0.5)%	(4.8)%
Less: Impact of foreign currency exchange	(0.5)%	(1.4)%	(0.9)%
Organic net sales (decline) growth	(9.6)%	0.5%	(5.3)%

Net sales - Nine months ended March 31, 2025	$682,836	$513,596	$1,196,432
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	61,580	1,836	63,416
Less: Impact of foreign currency exchange	(2,497)	5,338	2,841
Organic net sales - Nine months ended March 31, 2025	$623,753	$506,422	$1,130,175

Net sales - Nine months ended March 31, 2024	$795,832	$521,655	$1,317,487
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	121,707	3,201	124,908
Organic net sales - Nine months ended March 31, 2024	$674,125	$518,454	$1,192,579

Net sales decline	(14.2)%	(1.5)%	(9.2)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(6.4)%	(0.2)%	(4.2)%
Less: Impact of foreign currency exchange	(0.3)%	1.0%	0.2%
Organic net sales decline	(7.5)%	(2.3)%	(5.2)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation expenses, net, plant closure related costs, net, warehouse and manufacturing consolidation and other costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, (gains) losses on sales of assets, goodwill impairment, long-lived asset and intangibles impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(134,588)	$(48,194)	$(258,226)	$(72,105)

Depreciation and amortization	10,455	10,858	32,902	34,360
Equity in net loss of equity-method investees	966	966	1,709	2,371
Interest expense, net	11,096	13,322	36,084	41,278
(Benefit) provision for income taxes	(505)	5,100	5,746	(4,528)
Stock-based compensation, net	2,973	3,017	9,422	10,135
Unrealized currency losses	1,137	250	707	91
Certain litigation expenses, net(a)	407	458	2254	4,073
Restructuring activities
Productivity and transformation costs	7,289	7,175	16,497	20,447
Warehouse/manufacturing consolidation and other costs, net	384	184	384	995
Plant closure related costs, net	(5)	1,145	1,229	5,288
Acquisitions, divestitures and other
(Gain) loss on sale of assets	(106)	—	2,202	62
Transaction and integration costs, net	(151)	55	(574)	282
Impairment charges
Goodwill impairment	110,251	—	201,518	—
Long-lived asset and intangibles impairment	24,012	49,426	42,029	70,786
Other	—	—	—	1,443
Adjusted EBITDA	$33,615	$43,762	$93,883	$114,978

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

A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Nine Months Ended March 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$24,763	$76,959
Purchases of property, plant and equipment	(19,060)	(24,769)
Free Cash Flow	$5,703	$52,190

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

As of March 31, 2025, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a significant reduction in actual and projected performance and cash flows, as well as a continued decline in the Company’s market capitalization during the three months ended March 31, 2025, the Company completed an interim quantitative impairment test for goodwill for both its U.S. and Canada reporting units within the North America reportable segment as of March 31, 2025. For the U.K., Western Europe, and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, while noting a recent decline in performance within the U.K. reporting unit.

During the three months ended March 31, 2025, the Company conducted interim quantitative impairment tests of goodwill for the U.S. and Canada reporting units. The fair values were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. As of March 31, 2025, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $690,000, resulting in the recognition of a non-cash impairment charge of $88,712 to reduce the carrying value of the U.S. reporting unit goodwill to $450,503. Aggregate goodwill impairment charges associated with the U.S. reporting unit were $179,979 for the nine months ended March 31, 2025. The Canada reporting unit’s carrying amount exceeded its estimated fair value of $28,549, resulting in the recognition of a non-cash impairment charge of $21,539 to reduce the carrying value of the Canada reporting unit goodwill to $17,549.

The goodwill related to the U.S., Canada and U.K. reporting units is at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

As of March 31, 2025, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 during the nine months ended March 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our Interim CEO and CFO have concluded that the disclosure controls and procedures for the Company were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2025, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended March 31, 2025, there were 21,820 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $5.64 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Third Amendment to Fourth Amended and Restated Credit Agreement

On May 5, 2025, the Company entered into the Third Amendment (the “Third Amendment”) to its Fourth Amended and Restated Credit Agreement, dated December 22, 2021 (as amended, the “Credit Agreement”), by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent.

Pursuant to the Third Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 4.75:1.00 for the quarter ending June 30, 2025 through (and including) the quarter ending March 31, 2026, 4.50:1.00 for the quarter ending June 30, 2026, and 4.25:1.00 for the quarter ending September 30, 2026 and thereafter.

Following the Third Amendment, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus 3.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 2.0% per annum.

The Third Amendment also reduced the size of the revolving credit facility under the Credit Agreement from $800 million to $700 million in the aggregate, with the U.S. revolving credit facility reduced from $440 million to $385 million and the global revolving credit facility reduced from $360 million to $315 million.

Item 6. Exhibits

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

3.2

The Hain Celestial Group, Inc. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on April 24, 2000).

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification by Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 7, 2025	/s/ Alison E. Lewis
Alison E. Lewis, Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2025	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)