Form 10-K
period 2025-06-30
HAIN CELESTIAL GROUP INC
filed 2025-09-15
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $552,228,088.

As of September 9, 2025, there were 90,292,752 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including statements related to our personal care business; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; changes to consumer preferences; our ability to execute our business strategy; our ability to manage our supply chain effectively; input cost inflation, including as a result of tariffs; reliance on independent contract manufacturers; disruption of operations at our manufacturing facilities; customer concentration; reliance on independent distributors; risks associated with operating internationally; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; compliance with our credit agreement and our ability to refinance our indebtedness; foreign currency exchange risk; general economic conditions; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; cybersecurity incidents; disruptions to information technology systems; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; our ability to manage our financial reporting and internal control systems and processes; compliance with data privacy laws; the adequacy of our insurance coverage; climate impacts; liabilities, claims or regulatory change with respect to environmental matters; and other risks and matters described in Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K as well as in other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1. Business

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby/kids, beverages and meal preparation are marketed and sold in over 70 countries around the world.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley's® jelly, Earth’s Best® Organic and Ella’s Kitchen® baby and kid's foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, The Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, among others.

Our Strategy

We are focused on five actions to win in the marketplace and drive growth: aggressively streamlining our portfolio, accelerating brand renovation and innovation, implementing price increases along with broader revenue growth management, driving productivity and working capital efficiency, and enhancing our digital capabilities, inclusive of ecommerce.

During the fourth quarter of fiscal year 2025, we announced that our Board of Directors was conducting a comprehensive review of the Company’s portfolio with the assistance of our independent financial advisor. The Board is considering a broad range of strategic options to enhance value. Also, in the third quarter of fiscal year 2025, we announced that we were exploring strategic alternatives regarding our personal care business to focus on our portfolio of better-for-you food and beverages.

Human Capital Resources

As of June 30, 2025, we had approximately 2,600 employees, with 43% located in North America and 57% located outside of North America. Substantially all of our employees are full-time, permanent employees.

Our Board of Directors and its committees provide oversight of our policies and strategies related to talent management and culture, including employee engagement, workplace health and safety, and communication programs. Our employees are critical to our success. The following programs, initiatives and principles encompass some of the human capital objectives and measures that we focus on in managing our business and in seeking to attract and retain a talented workforce.

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

Our Global Workforce

People have always been our greatest asset. They are the very heart of our Company, and we believe everyone should feel encouraged, respected and welcomed in our workplace.

We make certain workforce demographic data available at hain.com/impact. The information available at hain.com/impact is not a part of this Form 10-K or incorporated into any of our other filings made with Securities and Exchange Commission (the “SEC”).

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

Impact

We are a global health and wellness company whose purpose is to inspire healthier living for people, communities, and the planet through better-for-you brands. Our Impact strategy focuses on our commitment to environmentally sound business practices, creating and selling better-for-you products, stakeholder and community impact initiatives and sustainable manufacturing processes. More details about our Impact strategy and goals, including our most recent Impact Report, are available at hain.com/company/impact.

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

Seasonality

Certain of our product lines have seasonal fluctuations in demand. Hot tea and soup sales are stronger in colder months, while sales of snack foods are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and profitability in the first fiscal quarter have typically been the lowest of our four quarters.

Segments

The Company’s organization structure consists of two geographic based reportable segments: North America and International, which are also the Company’s operating segments. This structure is in line with how our Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The Company uses segment net sales and segment Adjusted EBITDA in order to analyze segment results and trends.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 21, Segment Information, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional details.

North America Segment:

United States

Our products are sold throughout the U.S. Our customer base consists principally of supermarkets and natural food stores, mass-market, club stores, specialty and natural food distributors, e-commerce retailers, and away from home channels, including drug and convenience stores and food service. Our products are sold through a combination of direct salespeople, brokers and distributors. We believe that our direct salespeople combined with brokers and distributors provide an effective means of reaching a broad and diverse customer base. Brokers act as agents for us within designated territories and receive commissions. A portion of our direct sales force is organized into dedicated teams to serve our significant customers.

A significant portion of the products marketed by us are sold through independent distributors. Food distributors purchase products from us for resale to retailers.

The brands sold in the U.S. include:

•
Garden Veggie™ snack products including Garden Veggie Straws®, Garden Veggie Chips, Flavor Burst™ and Apple Straws®, Terra® varieties of root vegetable chips, potato chips, and other exotic vegetable chips and Garden of Eatin’® tortilla chips.
•
Tea products under the Celestial Seasonings® brand and include varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.
•
Baby and kid food products include infant and toddler formula, infant cereals, baby food pouches, snacks and frozen toddler and kids’ foods under the Earth’s Best® brand.
•
Yogurt products include The Greek Gods® Greek-style yogurt products.
•
Personal care products include hand, skin, hair and sun care products under the Alba Botanica®, Avalon Organics® and JASON® brands.
•
Other products include Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters, Imagine® broths.

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

The brands sold in Canada include Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, Imagine® soups, The Greek Gods® Greek-style yogurt and Robertson’s® marmalades. Other food and beverage brands include Celestial Seasonings® teas, Terra® chips and Garden Veggie™ and Sensible Portions® snack products. Our personal care products include skin, hair and oral care products, sun care products and deodorants under the Alba Botanica®, Avalon Organics®, JASON®

and Live Clean® brands. In the first quarter of fiscal year 2026, we announced the closure of the Yves Veggie Cuisine® refrigerated and frozen meat-alternative snacks and meals business, which is expected to occur in the second quarter of fiscal year 2026.

International Segment:

United Kingdom

In the United Kingdom, our products include baby and toddler food, soups, plant-based and meat-free dishes and meals, as well as ambient products such as jams, fruit spreads, jellies, marmalades, nut butters, syrups and dessert sauces.

The products sold in the United Kingdom include Ella’s Kitchen® premium organic infant and toddler foods, New Covent Garden Soup Co.®, Yorkshire Provender® and Cully and Sully® chilled soups, private label and Farmhouse Fare™ hot-eat desserts, Linda McCartney’s® (under license) frozen plant-based dishes and meals, Hartley’s® jams, fruit spreads and jellies, Sun-Pat® nut butters, Clarks™ natural sweeteners and Robertson’s®, Frank Cooper’s® and Rose’s® (under license) marmalades and conserves. We also provide a comprehensive range of private label products to many grocery and organic food retailers, convenience stores and food service providers in the following categories: fresh soup, chilled desserts, meat-free dishes and meals and ambient grocery products.

Our products are principally sold throughout the United Kingdom and Ireland but are also sold in Europe and other parts of the world. Our customer base consists principally of retailers, convenience stores, food service providers, business to business, natural food and ethnic specialty distributors, club stores, e-commerce retailers and wholesalers.

Western Europe

Our products sold by the Western Europe reporting unit include, among others, products sold under the Joya®, Lima® and Natumi® brands. The Lima® brand includes a wide range of organic products such as soy sauce and condiments, plant-based beverages and coffee alternatives. Our Natumi® brand includes plant-based beverages, including rice, almond, soy, oat, cashew and spelt. Our Joya® brand includes soy, almond, oat, rice and nut-based drinks as well as plant-based yogurts, desserts and creamers. We also sell our Hartley’s® jams, fruit spreads and jellies, Celestial Seasonings® teas, Linda McCartney’s® (under license) frozen plant-based dishes and meals, Cully & Sully® chilled soups and ready meals, Happy Rice® drink and private label products in Western Europe.

Our products are sold in grocery stores and organic food stores throughout Europe, the Middle East and Africa. Our products are sold using our own direct sales force and local distributors.

Customers

Walmart Inc. and its affiliates together accounted for approximately 18%, 18% and 16% of our consolidated sales for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, which was related to both of our reportable segments, North America and International. No other customer accounted for at least 10% of our net sales in any of the past three fiscal years.

Foreign Operations

We sell our products to customers worldwide. Sales outside of the U.S. represented approximately 50%, 46% and 43% of our consolidated net sales in fiscal 2025, 2024 and 2023, respectively.

Marketing

We aim to meet the consumer at multiple points in their journey, across the digital and omni channel ecosystem, communicating both in-store and online. We use a combination of trade and consumer advertising and promotion. Trade advertising and promotion include placement fees, cooperative advertising, feature advertising in distribution catalogs and in-store merchandising in prominent and secondary locations.

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

We also utilize marketing arrangements with third parties to help create awareness and advocacy and leverage various influencers to help increase brand reach and relevance.

New Product Initiatives Through Research and Development

Innovation, including new product development, is a key component of our growth strategy. We continuously seek to understand our consumers and develop products that address their desire for better-for-you alternatives to conventional packaged foods. We have a demonstrated track record of extending our product offerings into other product categories. A team of professional product developers, including microbiologists, nutritionists, food scientists, chefs and chemists, work to develop products to meet changing consumer needs. Our research and development staff incorporates product ideas from all areas of our business in order to formulate new products. In addition to developing new products, the research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology. In addition to our Company-sponsored research and development activities, in order to quickly and economically introduce our new products to market, we may partner with contract manufacturers that make our products according to our formulas or other specifications. The Company also partners with certain customers from time to time on exclusive customer initiatives. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Production

Manufacturing

During fiscal 2025, 2024 and 2023, approximately 64%, 65% and 58%, respectively, of our revenue was derived from products manufactured at our own facilities.

Our North America reportable segment operates the following manufacturing facilities:

•
Boulder, Colorado, which produces Celestial Seasonings® teas;
•
Mountville, Pennsylvania, which produces Garden Veggie™, Sensible Portions® and Terra® snack products;
•
Lancaster, Pennsylvania, which produces snack products; and
•
Mississauga, Ontario, which produces Live Clean®, Alba Botanica®, Avalon Organics®, and JASON® personal care products (see Note 4, Assets and Liabilities Held for Sale).

In connection with the above-noted closure of the Yves Veggie Cuisine® business, we expect to close the associated manufacturing facility in Vancouver, British Columbia.

Our International reportable segment operates the following manufacturing facilities:

•
Histon, England, which produces our ambient grocery products including Hartley’s®, Frank Cooper’s®, Robertson’s® and Clarks™;
•
Grimsby, England, which produces our New Covent Garden Soup Co.® and Yorkshire Provender® chilled soups;
•
Clitheroe, England, which produces our private label and Farmhouse FareTM hot-eat desserts;
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

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products and the ability to enter new categories quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2025, 2024 and 2023, approximately 36%, 35% and 42%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

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

Our raw materials and packaging materials are obtained from various suppliers around the world. The Company works with its suppliers to ensure the quality and safety of their ingredients and that such ingredients meet our specifications and comply with applicable regulations. These assurances are supported by our purchasing contracts, supplier expectations manual, supplier code of conduct, supplier scorecards and technical assessments, including questionnaires, scientific data, certifications, affidavits, certificates of analysis and analytical testing, where required. Our purchasers and quality team visit major suppliers around the world to procure competitively priced, quality ingredients that meet our specifications.

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

Competitive factors in the packaged foods industry include product quality and taste, brand awareness and loyalty, price, product variety, interesting or unique product names, product packaging and package design, shelf space, reputation, advertising, promotion and nutritional claims.

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive consumer packaged goods industry. We generally register our trademarks and brand names in the U.S., Canada, the European Union, and the United Kingdom (“U.K.”) and/or other foreign countries depending on the area of distribution of the applicable products. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We monitor trademark registers worldwide and take action to enforce our rights as we deem appropriate. We believe that our trademarks are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business.

We also market products under brands licensed under trademark license agreements, including Linda McCartney’s®, Rose’s®, as well as the Paddington Bear image on certain of our Robertson’s® products.

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

In the U.S., each of our own food manufacturing facilities has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, we have individuals on the Quality team that have Preventive Controls Qualified Individual (“PCQI”) and Foreign Supplier Verification Training; each training follows a standardized curriculum recognized by the FDA.

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

Independent Certifications

Substantially all of our Company-owned manufacturing sites and a significant number of our contract manufacturers are certified against a recognized standard such as the Global Food Safety Initiative (“GFSI”), which includes Safe Quality Foods (“SQF”) and British Retail Consortium (“BRC”), or ISO 9001 Quality Management Systems and ISO 22716 GMP Cosmetic and Personal Care. All facilities where our food products are manufactured are GFSI compliant. These standards are integrated product safety and quality management protocols designed specifically for the food and personal care sectors and offer a comprehensive methodology to manage product safety and quality. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

In the U.S., our organic food products are certified in accordance with the USDA’s National Organic Program through Quality Assurance International (“QAI”), a third-party certifying agency. For products marketed as organic outside of the U.S., we use accredited certifying agencies to ensure compliance with country-specific government regulations for selling organic products or reciprocity, where available.

Many of our products are certified kosher under the supervision of accredited agencies including The Union of Orthodox Jewish Congregations and “KOF-K” Kosher Supervision.

We also work with other non-governmental organizations such as NSF International, which developed the NSF/ANSI 305 Standard for Personal Care Products Containing Organic Ingredients and provides third-party certification through QAI for certain of our personal care products. In addition, we work with other nongovernmental organizations such as the Gluten Free Intolerance Group, Fair Trade USA, The Skin Cancer Foundation, Coalition for Consumer Information on Cosmetics/Leaping Bunny, The Roundtable on Sustainable Palm Oil and the Non-GMO Project.

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
•
our policies related to corporate governance, including our Code of Conduct applying to our directors, officers and employees (including our principal executive officer, principal financial officer and principal accounting officer) that we have adopted to meet the requirements set forth in the rules and regulations of the SEC and The Nasdaq Stock Market LLC; and
•
the charters of the Audit, Compensation, Nominating and Governance and Strategy Committees of our Board of Directors.

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

Risks Related to Our Business, Operations and Industry

Our markets are highly competitive.

We operate in highly competitive geographic and product markets. Numerous brands and products compete for limited retailer shelf space, where competition is based on product quality, brand recognition, brand loyalty, price, product innovation and variety, packaging, convenience, promotional activity, availability, taste and health or functional attributes among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices and compete with some of our products.

Some of our markets are dominated by multinational corporations with greater resources and more substantial operations than us. We may not be able to successfully compete for sales to distributors or retailers that purchase from larger competitors that have greater financial, managerial, sales, technical and operational resources. Larger food companies may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products or reformulating their existing products, reducing prices or increasing promotional activities. We also compete with other organic and natural packaged food brands and companies, which may be more innovative and able to bring new products to market faster and may be better able to quickly exploit and serve niche markets. As a result of this competition, retailers may take actions that negatively affect us. Consequently, we may need to increase our marketing, advertising and promotional spending to protect our existing market share. Furthermore, we may experience price pressure due to competitors’ promotional activity and pricing, which may be particularly strong during adverse economic periods and periods of high inflation. Increased competition could have an adverse impact on our sales, margins, profitability and market share.

Our growth and continued success depend upon consumer preferences for our products, which could change.

Our business is primarily focused on sales of better-for-you products and could be harmed if consumer demand for such categories were to decrease. During an economic downturn or inflationary environment, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products, or consumers may stop buying the categories of products that we sell entirely. Moreover, consumer preferences continuously evolve due to a variety of factors, including changes in demographics, consumption patterns and diet trends (including as a result of the use of weight loss drugs), channel preferences, pricing, product quality, packaging and perceptions of certain ingredients, among others. While we continue to diversify our product offerings, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort depends on our ability to anticipate changes in consumers’ preferences, the availability of funding, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, the success of management’s go-to-market strategy and competitor responses such as increased promotional activity or advertising.

In addition, consumption has continued to shift toward the e-commerce channel. Some products we sell via the e-commerce channel have lower margins than those sold in traditional brick and mortar retailers and present unique challenges in order fulfillment. The growth in e-commerce has also encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. If we are unsuccessful in implementing product improvements or introducing new products that satisfy the demands of consumers, our business could be harmed.

If we are unable to successfully execute our business strategy, or if our strategy proves to be ineffective, our business, operating results and financial condition may be adversely affected.

In the fourth quarter of fiscal year 2025, we announced the launch of a formal process to review our portfolio to maximize shareholder value as we continue to pursue our strategy of being a pure-play better-for-you food company. Our ability to execute on this strategy is dependent on a number of factors, including the ability of our management to execute the strategy, our ability to innovate to meet changing consumer demand, our ability to effectively manage our supply chain and pricing, and the ability of our employees to perform at a high level. If we are unable to execute our strategy, or if the public perceives that we are not executing on our strategy, it could adversely affect our business, financial performance, and growth.

Relatedly, from time to time, we evaluate potential acquisitions or dispositions that align with our strategic objectives. For example, in the third quarter of 2025, we announced that we would be exploring strategic alternatives for our personal care business. The success of these initiatives depends upon our ability to identify suitable buyers and successfully negotiate contract terms, among other factors. These initiatives may present operational risks, including diversion of management’s attention from other matters or difficulties separating businesses from our operations. If we are not successful in executing desired strategic transactions, our business, operating results and financial condition could be adversely affected.

If we do not manage our supply chain effectively or if there are disruptions in our supply chain, our business and results of operations may be adversely affected.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform and efficient distribution channels. Our ability to ensure a continuing supply of natural, organic and specialty ingredients used in certain of our products at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow natural and organic crops, the number of producers of specialty ingredients, climate conditions, high demand for certain ingredients by our competitors, global unrest, changes in national and global economic conditions, currency fluctuations and tariffs. Certain ingredients that we use in the production of our products (including, among others, vegetables, fruits, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, wildfires, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of ingredients or increase the prices of ingredients. If our supplies of ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all.

Moreover, the inability or failure of any independent contract manufacturer or third-party distributor to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. If we do not continuously monitor our inventory and product mix against forecasted demand, we risk having inadequate supplies to meet consumer demand or alternatively having too much inventory on hand that may reach its expiration date and become unsaleable. In addition, disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition, and results of operations.

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

Our future results of operations may be adversely affected by input cost inflation, including as a result of tariffs.

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures, including U.S. government tariffs and the imposition of any counter-tariffs. Agricultural commodities and ingredients are subject to price volatility that can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters, pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies, including tariffs, among other factors. Volatile fuel costs and other factors translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, freight and other distribution costs for our products and packaging costs. Moreover, the cost of distribution has generally increased in recent years due to an increase in transportation and logistics costs as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues.

While we seek to offset increased input costs with a combination of price increases to our customers, purchasing strategies, cost savings initiatives and operating efficiencies, we may be unable to fully offset our increased costs or unable to do so in a timely manner. Increases in pricing resulting from input cost inflation may impact our volume of products sold and could adversely affect our financial results.

We rely on independent contract manufacturers to manufacture certain of our products, and the loss of or disruption in our relationship with one or more of these parties could adversely affect our business.

During fiscal 2025, 2024 and 2023, approximately 36%, 35% and 42%, respectively, of our sales were derived from products manufactured by independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers, fail to retain co-manufacturers for newly acquired or developed products or brands, or if our relationship with one or more of our co-manufacturers is disrupted, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Disruption or loss of operations at one or more of our manufacturing facilities could harm our business.

For the fiscal years ended June 30, 2025, 2024 and 2023, approximately 64%, 65% and 58%, respectively, of our sales were derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters, governmental actions or other events beyond our control, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. Labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

A significant percentage of our sales is concentrated among a small number of customers, and consolidation of customers or the loss of a significant customer could negatively impact our sales and profitability.

Our growth and continued success depend upon, among other things, our ability to maintain and increase sales volumes with existing customers, our ability to attract new customers, the financial condition of our customers and our ability to provide products that appeal to customers at the right price. A significant percentage of our sales is concentrated among a small number of customers. For example, sales to Walmart Inc. and its affiliates approximated 18%, 18% and 16% of sales during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. With the growing trend toward retail trade consolidation, the growing presence of large-format retailers, discounters and e-commerce retailers, shrinking retail footprints and store closures and the integration of traditional and digital operations at key retailers, we are increasingly dependent on certain retailers that may have greater bargaining strength than we do. Retailers may use their leverage to demand higher trade discounts, allowances, slotting fees or increased investment, which could result in reduced sales or profitability in certain markets. Our customers are generally not contractually obligated to purchase from us and their decision to purchase from us is driven by multiple factors, including consumer preferences and demand, price, product quality, customer service performance, availability and other factors. The loss of any large customer, a reduction of purchasing levels or the cancellation of any business from a large customer for an extended length of time could negatively impact our sales and profitability.

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

We are subject to risks associated with our international sales and operations, including tariffs, foreign currency and compliance and other trade risks.

For the fiscal years ended June 30, 2025, 2024 and 2023, approximately 50%, 46% and 43%, respectively, of our consolidated sales were generated outside the United States. Sales from outside our U.S. markets may continue to represent a significant portion of our consolidated sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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
•
periodic economic downturns and the instability of governments, including default or deterioration in the creditworthiness of local governments, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, instability in the financial services sector, expropriation and other economic or political uncertainties;
•
compliance with U.S. laws affecting operations outside of the United States, such as the U.S. Foreign Corrupt Practices Act and the Office of Foreign Assets Control trade sanction regulations and anti-boycott regulations; and
•
greater risk of uncollectible accounts and longer collection cycles.

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

Our business, financial conditions and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. Although we have no material assets in Russia, Belarus, Ukraine, Israel, China or Taiwan, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war and conflicts in the Middle East and between China and Taiwan. In particular, these conflicts have added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. Geopolitical conflicts may also result in an increased risk of cybersecurity incidents or disruptions to information systems. Although we are continuing to monitor and manage the impacts of these conflicts on our business, such conflicts and the related economic impacts could continue to have a material adverse effect on our business and operating results.

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

We depend on the skills and continued service of key personnel. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results.

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

Risks Related to Financial and Economic Considerations

Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences.

Our credit agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The credit agreement requires us to satisfy certain financial covenants, such as maintaining a maximum consolidated secured leverage ratio, a minimum consolidated interest coverage ratio and, in certain periods, minimum levels of consolidated EBITDA as defined in the credit agreement. The credit agreement also contains restrictive covenants including, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt and liens, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans.

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

In addition, our credit agreement matures in December 2026. Prior to that maturity date, we will need to refinance our indebtedness, which could include obtaining new financing. We may not be able to refinance on terms that are as favorable as provided in our current credit agreement, or at all. To facilitate our refinancing efforts and in order to reduce our overall indebtedness, we may consider actions such as strategic dispositions, sales of assets or reductions or delays of capital expenditures. Any inability to refinance our indebtedness or do so on favorable terms could have a material adverse effect on our business and financial condition.

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

Adverse and uncertain economic and market conditions, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income and declines in consumer confidence, particularly in the locations in which we operate, may impact customer and consumer demand for our products and our ability to manage normal commercial relationships with our customers, suppliers and creditors. Consumers may shift purchases to lower-priced or other perceived value offerings, which may adversely affect our results of operations. Consumers may also reduce the number of better-for-you products that they purchase where there are less expensive conventional or private label alternatives. Distributors and retailers may also become more conservative in response to these conditions and seek to reduce their inventories. Prolonged unfavorable economic conditions may have an adverse effect on any of these factors and, therefore, could adversely impact our sales and profitability.

Risks Related to Our Reputation, Brands, Intangible Assets and Intellectual Property

An impairment in the carrying value of goodwill or other acquired intangible assets could materially and adversely affect our consolidated results of operations and net worth.

As of June 30, 2025, we had goodwill of $501.0 million and trademarks and other intangibles assets of $210.9 million, which in the aggregate represented 44.4% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable), less any amounts ascribed to disposed businesses. The fair value of trademarks and other intangibles exceeded or represented the net carrying value of trademarks, customer relationships and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples, the inability to quickly replace lost co-manufacturing business, or the bankruptcy of a significant customer.

We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2025, fiscal 2024 and fiscal 2023, we recorded aggregate non-cash impairment charges of $37.8 million, $44.6 million and $174.9 million, respectively, related to certain trademarks and intangible assets to reduce their carrying value to their estimated fair value. Further, during fiscal 2025, we also recorded aggregate non-cash goodwill impairment charges of $357.7 million related to the U.S. and Canada reporting units, and $71.2 million related to the U.K. reporting unit goodwill to reduce their carrying values to their estimated fair values. The incurrence of additional impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge. For further information, see Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, and Critical Accounting Estimates, in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

If the reputation of our Company or our brands erodes significantly, it could have a material impact on our business.

Our financial success is directly dependent on the perception of our Company and our brands among our customers, consumers, employees and other constituents. Our results could be negatively impacted if our Company or one or more of our brands suffers substantial damage to its reputation due to real or perceived issues related to the quality or safety of our products or the Company’s societal impact. Further, the growing use of social media by consumers has greatly increased the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands, or our products on social media could seriously damage our brands and reputation. Additionally, negative reaction to our marketing and advertising, including our social media content, could result in damage to our brands and reputation.

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

In addition, we market products under brands licensed under trademark license agreements. If in the future we are unable to enforce, renew or renegotiate our licensing arrangements on terms acceptable to us, our financial results could be materially and adversely affected.

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

We have experienced cybersecurity threats and vulnerabilities in our systems and those of our third-party providers. Although, to date, such prior events have not had a material impact on our financial condition, results of operations or financial condition, the potential consequences of a future material cybersecurity attack could be significant and could include reputational damage, litigation with third parties, government enforcement actions, penalties, disruption to systems, unauthorized release of confidential or otherwise protected information, corruption of data and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. Due to the evolving nature of such security threats, the potential impact of any future incident cannot be predicted. For more information regarding the Company’s cybersecurity risk management, see Item 1C of this Annual Report on Form 10-K.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, intellectual property, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed in Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are currently subject to class actions and derivative complaints arising out of or related to the Company’s prior internal accounting review. Certain of our former officers and former members of our Board of Directors, as individual defendants, are also subject to lawsuits related to such accounting review, and we may have an obligation to indemnify them in relation to these matters. Additionally, as discussed further in Note 18, Commitments and Contingencies, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations and other regulatory enforcement actions. We are subject to extensive regulations in the United States, United Kingdom, Canada, Europe and any other countries where we manufacture, distribute and/or sell our products. The conduct of our business is subject to numerous laws and regulations relating to the registration and approval of our products, sourcing, manufacturing, storing, labeling, marketing, advertising, content (including whether a product contains genetically modified ingredients), quality, safety, transportation, supply chain, traceability, distribution, packaging, disposal, recycling, employment and occupational health and safety, environmental matters, machine learning and artificial intelligence and data privacy and protection. Enforcement of existing laws and regulations, changes in legal or regulatory requirements and/or evolving interpretations of existing requirements may result in increased compliance costs or otherwise make it more costly or challenging to manufacture and sell our products, which could materially adversely affect our business, financial condition or operating results.

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

We have identified a material weakness in our internal control over financial reporting relating to goodwill and indefinite-lived intangible asset impairment testing. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In connection with our most recent year-end assessment of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting as of June 30, 2025. Specifically, we did not design and operate effective controls as of June 30, 2025 to review on a timely basis and in sufficient detail the projected financial information and certain key assumptions and underlying calculations used in goodwill and indefinite-lived intangible asset quantitative impairment tests that were performed throughout the year related to our reporting units. These control deficiencies did not result in a material misstatement of the impairment losses in the interim or annual consolidated financial statements and there were no changes to previously issued financial statements. For a more detailed discussion of our internal control over financial reporting and a description of the identified material weakness, see Part II, Item 9A, “Controls and Procedures.”

As further described in Item 9A “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting,” we are conducting a detailed review and performing remediation activities, including implementation of control design changes to ensure that control objectives are met. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may not be successful in making the improvements necessary to remediate the material weakness identified by management or be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies or material weaknesses in the future. Any implementation delays, or disruption in the transition to new or enhanced procedures or controls, could harm our ability to record and report financial information on a timely and accurate basis, which could cause stockholders to lose confidence in our reported financial information and adversely affect our business and the value of our common stock.

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

Risks Related to Environmental Considerations

Climate impacts may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. There have recently been numerous extreme weather and climate-related events, including historic droughts, heatwaves, wildfires, extreme cold and flooding. To the extent that these events have a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as vegetables, fruits, grains, beans and nuts. We may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

In light of climate impacts, demand for sustainable products may increase, requiring us to incur incremental costs for additional transparency, due diligence and reporting. Moreover, the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders, some of whom may have conflicting opinions, may scrutinize our sustainability initiatives, including any related goals, targets, methodologies or timelines. Any failure to meet stakeholder expectations on environmental or sustainability matters or any perception of a failure to act responsibly with respect to the environment could lead to adverse publicity, adversely impact our financial results and/or expose us to regulatory and legal risks. As a result, climate impacts and our actions related thereto could negatively affect our business and operations.

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

Global focus on climate impacts may lead to new environmental laws and regulations that impact our business. For example, there are a growing number of laws and regulations regarding product packaging, particularly in Europe. Our compliance with such existing laws and regulations and any new laws or regulations enacted in the future, or any changes in how existing laws or regulations will be enforced, administered or interpreted, may lead to an increase in compliance costs, cause us to change the way we operate or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, results of operations and financial condition.

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

None

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

Our cybersecurity risk management program is integrated into our operations and is widely communicated to employees through periodic (not less than annual) employee and contractor cybersecurity awareness training, which includes information about how to identify and report cybersecurity concerns and incidents. Our information technology organization also conducts phishing simulations and testing scenarios to help ensure compliance with our cybersecurity policies and procedures. These awareness measures are coupled with ongoing implementation of technology aimed to reduce vulnerabilities (including external testing and validation) and to monitor and assess threats. Our program includes monitoring on a continuous basis through automated tools and 24x7 managed services that detect threats and trigger alerts for assessment, investigation, and remediation by our information technology organization.

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

The CIO is the management position with primary responsibility for the development, operation, and maintenance of our cybersecurity risk management program. The CIO has deep experience in information systems and technology, including developing information and cybersecurity programs, roll-outs of new technology, information security audit and assessments, and cybersecurity operations focused on identification, mitigation and response to cybersecurity threats. The CIO has experience overseeing and executing technology strategies in complex, global, and matrixed environments. The CIO joined the Company in 2020, bringing over 15 years of experience leading IT strategy and change initiatives in the consumer packaged goods industry, and reports directly to our interim CEO.

Item 2. Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
North America:
Global Headquarters	Hoboken, NJ	39,990	2034
Distribution - All brands	Allentown, PA	497,000	2032
Manufacturing and distribution center (Snack products)	Mountville, PA	161,000	2040
Manufacturing and offices (Tea)	Boulder, CO	158,000	Owned
Distribution (Dry goods)	Mississauga, ON, Canada	136,000	2029
Manufacturing and distribution (Snack products)*	Lancaster, PA	119,000	2031
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Manufacturing (Plant-based foods)*	Vancouver, BC, Canada	76,000	Owned
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2028
Distribution (Tea)	Boulder, CO	57,000	2031

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing (Plant-based foods and beverages)	Oberwart, Austria	117,000	At will
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	101,000	Owned
Distribution	Gent, Belgium	64,000	At will
Distribution	Niederziers, Germany	54,000	At will
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Distribution (Soups, hot-eat desserts, chilled products, grocery)	Peterborough, England	43,000	2026
Manufacturing (Hot-eat desserts)	Clitheroe, England	42,000	2031
Distribution	Loipersdorf, Austria	41,000	At will
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	36,000	Owned

* Property is planned to be closed in fiscal 2026.

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

Holders

As of September 9, 2025, there were 219 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended June 30, 2025, there were 13,062 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $2.54 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2025, the Company did not repurchase any shares under the repurchase program. As of June 30, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock during the period from June 30, 2020 through June 30, 2025 to the cumulative total shareholder return during such period on (1) the S&P SmallCap 600 Index and (2) the S&P Food & Beverage Select Industry Index (in which the Company is included).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2025 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the heading, “Forward-Looking Statements” at the beginning of this Form 10-K.

This MD&A generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 27, 2024 and is available on the SEC’s website at www.sec.gov.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby/kids, beverages and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® jelly, Earth’s Best® Organic and Ella’s Kitchen® baby and kid’s foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, The Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, among others.

Strategic Review

We are focused on five actions to win in the marketplace and drive growth: aggressively streamlining our portfolio, accelerating brand renovation and innovation, implementing price increases along with broader revenue growth management, driving productivity and working capital efficiency, and enhancing our digital capabilities, inclusive of ecommerce.

During the fourth quarter of fiscal year 2025, we announced that our Board of Directors was conducting a comprehensive review of the Company’s portfolio with the assistance of our independent financial advisor. The Board is considering a broad range of strategic options to enhance value. Also, in the third quarter of fiscal year 2025, we announced that we were exploring strategic alternatives regarding our personal care business to focus on our portfolio of better-for-you food and beverages.

Restructuring Program

During the first quarter of fiscal year 2024, we initiated a multi-year growth, transformation and restructuring program (the “Restructuring Program”) intended to drive shareholder returns. The savings initiatives impact our reportable segments and Corporate and Other. The program is intended to optimize our portfolio, improve underlying profitability and increase our flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth.

Implementation of the Restructuring Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Restructuring Program are expected to be $100 million - $110 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses, which represents an increase of $10 million from the previously reported range. For the fiscal years ended June 30, 2025 and June 30, 2024, we incurred pretax charges of $26 million and $60 million, respectively, associated with the Restructuring Program.

As part of the Restructuring Program, the Company completed the sale of three non-core brands and our investment in a joint venture during fiscal 2024 and fiscal 2025. We also announced the exit of the Yves Veggie Cuisine® plant-based business in Canada, which is expected to be completed in the second quarter of fiscal 2026. We initiated actions to consolidate our personal care manufacturing footprint and exit our non-strategic joint venture in India, which were substantially completed in the first quarter of fiscal 2025. The Company also initiated actions to: (i) simplify its distribution footprint in the U.S.; (ii) rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion; and (iii) reduce office space. Annualized pretax savings are expected to be $130 million - $150 million. The gross savings to date reflect operating model savings, productivity delivery and benefits from revenue growth management initiatives, offset by volume deleveraging and input cost inflation.

CEO Succession

On May 7, 2025, the Company announced that Ms. Davidson departed as President and Chief Executive Officer and as a member of the Board effective May 6, 2025. The Hain Board is executing its leadership succession plan to identify the Company’s next CEO. The Board has a transition plan in place and has appointed Alison E. Lewis, a member of the Board since September 2024, as Interim President and CEO.

Global Economic Environment

The duration and intensity of inflation fluctuations, alterations in consumer shopping and consumption patterns, and shifts in geopolitical events, such as the ongoing Russia-Ukraine conflict, have led and may continue to lead to increased supply chain expenses and other business impacts. Moreover, our industry has experienced and is anticipating the possibility of further increased supply chain challenges, input cost increases and consumer and economic uncertainty as a result of U.S. government tariffs and the imposition of any counter-tariffs. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2025 to Fiscal Year Ended June 30, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2025 and 2024 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2025		2024		Dollars	Percentage
Net sales	$1,559,780	100.0%	$1,736,286	100.0%	$(176,506)	(10.2)%
Cost of sales	1,225,722	78.6%	1,355,454	78.1%	(129,732)	(9.6)%
Gross profit	334,058	21.4%	380,832	21.9%	(46,774)	(12.3)%
Selling, general and administrative expenses	271,833	17.4%	290,116	16.7%	(18,283)	(6.3)%
Goodwill impairment	428,882	27.5%	—	—	428,882	**
Intangibles and long-lived asset impairment	66,940	4.3%	76,143	4.4%	(9,203)	(12.1)%
Productivity and transformation costs	21,530	1.4%	27,741	1.6%	(6,211)	(22.4)%
Amortization of acquired intangible assets	6,476	0.4%	5,780	0.3%	696	12.0%
Operating loss	(461,603)	(29.6)%	(18,948)	(1.1)%	(442,655)	**
Interest and other financing expense, net	51,253	3.3%	57,213	3.3%	(5,960)	(10.4)%
Other expense, net	875	0.1%	4,120	0.2%	(3,245)	(78.8)%
Loss before income taxes and equity in net loss of equity-method investees	(513,731)	(32.9)%	(80,281)	(4.6)%	(433,450)	**
Provision (benefit) for income taxes	15,297	1.0%	(7,820)	(0.5)%	23,117	*
Equity in net loss of equity-method investees	1,813	0.1%	2,581	0.1%	(768)	(29.8)%
Net loss	$(530,841)	(34.0)%	$(75,042)	(4.3)%	$(455,799)	**

Adjusted EBITDA	$113,789	7.3%	$154,522	8.9%	$(40,733)	(26.4)%
Basic and diluted net loss per common share	$(5.89)		$(0.84)		$(5.05)	**

* Percentage is not meaningful due to one or more amounts being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales in fiscal 2025 were $1.56 billion, a decrease of $176.5 million, or 10.2%, from net sales of $1.74 billion in fiscal 2024. Results for fiscal 2025 included an unfavorable impact of $87.1 million, or 4.4%, related to divestitures, held for sale businesses, discontinued brands and exited product categories and a favorable impact of $11.6 million, or 0.7%, from foreign exchange, as compared to the prior year. Organic net sales, defined as net sales adjusted to exclude the impact of acquisitions, divestitures, held for sale businesses, discontinued brands, exited product categories and foreign exchange, decreased $101.0 million, or 6.5%, from the prior year. The decrease in each of net sales and organic net sales was primarily due to declines in both the North America and International reportable segments. Additionally, the decrease in organic net sales was comprised of a 4.9% decrease in volume/mix and a 1.6% decrease in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2025 was $334.1 million, a decrease of $46.8 million, or 12.3%, from $380.8 million in fiscal 2024. Gross profit margin was 21.4% of net sales, compared to 21.9% in the prior year. The decrease in gross profit was driven primarily by the North America reportable segment, mainly due to volume and mix softness along with higher trade spend and inflation, partially offset by productivity improvements. Gross profit also decreased in the International reportable segment mainly due to inflation and volume and mix softness, partially offset by productivity and pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $271.8 million in fiscal 2025, a decrease of $18.3 million, or 6.3%, from $290.1 million in fiscal 2024. The decrease was primarily due to lower broker expenses, employee-related expenses and professional fees.

Goodwill Impairment

As a result of a significant reduction in actual and projected performance and cash flows, as well as the continued decline in the Company’s market capitalization in fiscal 2025, the Company completed quantitative impairment tests for goodwill ascribed to all its reporting units at various times throughout fiscal 2025. Consequently, the Company recorded aggregate non-cash goodwill impairment charges of $357.7 million within the North America segment related to such reporting units and $71.2 million within the International segment related to its U.K. reporting unit. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Intangibles and Long-Lived Asset Impairment

During the fiscal year ended June 30, 2025, the Company recognized aggregate non-cash impairment charges of $66.9 million, including (i) $37.8 million related to Sensible Portions®, Belvedere™ , Imagine®, Health Valley®, and certain North America personal care intangible assets (Avalon Organics® and JASON®) and (ii) a $26.8 million charge primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale, Note 9, Goodwill and Other Intangible Assets and Note 16, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During the fiscal year ended June 30, 2024, the Company recognized aggregate non-cash impairment charges of $76.1 million, including (i) $44.6 million primarily related to ParmCrisps®, Thinsters®, Joya®, Happy™, and certain North America personal care intangible assets (Alba Botanica®, Avalon Organics®, and JASON®) and (ii) a $20.7 million charge related to our Bell, CA production facility in the North America reportable segment. See Note 7, Property, Plant and Equipment, Net, Note 9, Goodwill and Other Intangible Assets, and Note 16, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Productivity and Transformation Costs

Productivity and transformation costs were $21.5 million in fiscal 2025, a decrease of $6.2 million or 22.4% from $27.7 million in fiscal 2024. The decrease primarily reflected a reduction in restructuring costs incurred in connection with the Restructuring Program.

Productivity and transformation costs of $21.5 million in fiscal 2025 were primarily comprised of consultancy and employee-related costs in the amount of $13.2 million and $8.3 million, respectively. See Note 19, Transformation Program, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $6.5 million in fiscal 2025, an increase of $0.7 million, or 12.0%, from $5.8 million in fiscal 2024. The increase was due to the fact that during the fourth quarter of fiscal 2024, personal care tradenames and MaraNatha® and HappyTM and Joya® trademarks were reclassified from indefinite to definite-lived and ascribed a useful life of 10 years.

Operating Loss

Operating loss in fiscal 2025 was $461.6 million compared to $18.9 million in fiscal 2024 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $51.3 million in fiscal 2025, a decrease of $6.0 million, or 10.4%, from $57.2 million in the prior year. The decrease resulted primarily from a lower outstanding debt balance and the impact of a reduction in borrowing rates compared to the prior year. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense, Net

Other expense, net was $0.9 million in fiscal 2025, compared to $4.1 million in the prior year. Other expense, net in fiscal 2025 reflected a $5.4 million pretax gain from the sale of the Company’s minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table, and a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility. These gains were partially offset by a $3.9 million pretax loss recognized on the sale of ParmCrisps® .and net foreign currency losses. Other expense, net in fiscal 2024 primarily reflected losses on the dispositions of Thinsters® cookie business and Queen Helene® brand, partially offset by net foreign currency gains. See Note 5, Dispositions and Note 15, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2025 was $513.7 million compared to $80.3 million in fiscal 2024. The decrease was due to the items discussed above.

Provision (benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $15.3 million for fiscal 2025 compared to a benefit of $7.8 million for fiscal 2024. Income tax in fiscal 2025 reflected current tax on operations in certain jurisdictions and an increase in the accrual for uncertain tax positions, partially offset by a release in the valuation allowance against certain deferred tax assets. We did not record income tax benefits for losses incurred in certain jurisdictions, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our inability to carry forward or carry back tax losses or credits.

The effective income tax rate was an expense of 3.0% and a benefit of 9.7% for the fiscal year ended June 30, 2025 and 2024, respectively. The effective income tax rate for the year ended June 30, 2025 was primarily impacted by the recognition of a valuation allowance as a result of the reduction in deferred tax liabilities due to the above-noted impairment charges on intangible assets and recognition of uncertain tax positions.

The effective income tax rate for the year ended June 30, 2024 was primarily impacted by the recognition of a valuation allowance against deferred tax assets.

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

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2025 was $1.8 million compared to $2.6 million for fiscal 2024. See Note 15, Investments, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Net Loss

Net loss for fiscal 2025 was $530.8 million, or $5.91 per diluted share, compared to $75.0 million, or $0.84 per diluted share, in fiscal 2024. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $113.8 million and $154.5 million for fiscal 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net income to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the fiscal years ended June 30, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net Sales
Fiscal 2025	$888,626	$671,154	$—	$1,559,780
Fiscal 2024	$1,055,527	$680,759	$—	$1,736,286
$ change	$(166,901)	$(9,605)	n/a	$(176,506)
% change	(15.8)%	(1.4)%	n/a	(10.2)%

Adjusted EBITDA
Fiscal 2025	$65,470	$86,000	$(37,681)	$113,789
Fiscal 2024	$98,728	$94,974	$(39,180)	$154,522
$ change	$(33,258)	$(8,974)	$1,499	$(40,733)
% change	(33.7)%	(9.4)%	3.8%	(26.4)%

Adjusted EBITDA margin
Fiscal 2025	7.4%	12.8%	n/a	7.3%
Fiscal 2024	9.4%	14.0%	n/a	8.9%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 21, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for fiscal 2025 were $888.6 million, a decrease of $166.9 million, or 15.8%, including an unfavorable impact of $85.2 million, or 6.4%, related to divestitures, held for sale businesses, discontinued brands and exited product categories, as compared to the prior year. Organic net sales decreased $79.6 million, or 9.2%, to $788.9 million from $868.5 million in the prior year.

The decrease in net sales was primarily due to lower sales in the snacks, meal preparation and personal care categories. The decrease in organic net sales was largely attributable to softness in the snacks category, as a result of velocity challenges and distribution losses, and to a lesser extent, by lower sales in the meal preparation category. The decline in meal preparation was primarily driven by softness in oils and nut butters, partially offset by growth in yogurt.

Adjusted EBITDA in fiscal 2025 was $65.5 million, a decrease of $33.2 million from $98.7 million in fiscal 2024. The decrease was primarily related to volume and mix softness along with higher trade spend, partially offset by productivity initiatives and a reduction in selling, general, and administrative expenses, mainly due to lower selling expenses and employee-related costs. Adjusted EBITDA margin was 7.1%, a 200-basis point decrease from the prior year.

International

Net sales in the International reportable segment for fiscal 2025 were $671.2 million, a decrease of $9.6 million, or 1.4%, including a favorable impact of $13.7 million or 2.0% related to foreign exchange, as compared to the prior year. Organic net sales decreased $21.4 million, or 3.2%, to $654.7 million from $676.1 million in fiscal 2024.

The decrease in net sales for fiscal 2025 was primarily driven by lower sales in the beverage and snacks categories. Organic net sales also declined, mainly due to softness in the meal preparation and beverages categories. The decline in meal preparation was primarily driven by lower sales in meat-free and private label spreads and drizzles, partially offset by growth in soups in the United Kingdom. The decline in beverages was primarily driven by softness in private label non-dairy beverage in Western Europe.

Adjusted EBITDA in fiscal 2025 was $86.0 million, a decrease of $9.0 million from $95.0 million in fiscal 2024. The decrease was primarily driven by inflation and volume and mix softness, partially offset by productivity and pricing. Adjusted EBITDA margin was 12.8%, a 120-basis point decrease from the prior year.

Corporate and Other

The decrease in Corporate and Other expenses primarily reflected lower consulting charges and employee-related expenses. Refer to Note 21, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. See below for a description of the Third Amendment and Fourth Amendment (each as defined below). Following the Fourth Amendment, the Company’s maximum consolidated secured leverage ratio under the Credit Agreement was 5.00:1.00 until June 30, 2025 and is 5.50:1.00 for the quarter ending September 30, 2025 and thereafter. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00 and, through June 30, 2025, its minimum interest coverage ratio was 2.50:1.00. As of June 30, 2025, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.69:1.00, 4.69:1.00 and 2.93:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to accounting principles generally accepted in the U.S. (“GAAP”). Please refer to the Credit Agreement and amendments filed as exhibits to this Form 10-K for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences” set forth in Part I, Item 1A, “Risk Factors” of this Form 10-K.

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

Commencing on the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum.

The Third Amendment also reduced the size of the Revolver from $800.0 million to $700.0 million in the aggregate, with the U.S. revolving credit facility reduced from $440.0 million to $385.0 million and the global revolving credit facility reduced from $360.0 million to $315.0 million.

On September 11, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, (x) the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 for the quarter ending June 30, 2025 and 5.50:1.00 for the quarter ending September 30, 2025 and thereafter, (y) the Company’s minimum consolidated interest coverage ratio was amended to be 2.00:1.00 for the quarter ending September 30, 2025 and thereafter and (z) a covenant was added requiring the Company to maintain a minimum Consolidated EBITDA (as such term is defined in the Credit Agreement as amended by the Fourth Amendment) of (i) $17.0 million for the quarter ending September 30, 2025 and (ii) $52.0 million for the cumulative two quarters ending September 30, 2025 and on December 31, 2025. The aforementioned financial covenants use financial measures that are defined under the Credit Agreement and not pursuant to GAAP. Please refer to the Credit Agreement and amendments filed as exhibits to this Form 10-K for further information related to the calculation thereof.

Commencing on the date of the Fourth Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 4.00% per annum or (b) the Base Rate plus 3.00% per annum.

The Fourth Amendment also reduced the size of the Revolver from $700.0 million to $600.0 million in the aggregate, with the U.S. revolving credit facility reduced from $385.0 million to $330.0 million and the global revolving credit facility reduced from $315.0 million to $270.0 million.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2025 was 7.34%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of June 30, 2025, the notional amount of the interest rate swaps was $400.0 million with fixed rate payments of 6.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2025 was 6.41%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of June 30, 2025, there were $450.5 million of loans under the Revolver, $255.6 million of Term Loans, and $2.8 million of letters of credit outstanding under the Credit Agreement. As of June 30, 2025 and June 30, 2024, $246.7 million and $321.8 million, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2025, the Company was in compliance with all associated covenants.

Cash and Cash Equivalents

Our cash and cash equivalents balance was relatively consistent at June 30, 2025 at $54.4 million as compared to $54.3 million at June 30, 2024. Our working capital was $252.9 million at June 30, 2025, a decrease of $22.7 million from $275.6 million at the end of fiscal 2024. Additionally, our total debt decreased by $39.3 million at June 30, 2025 to $704.8 million as compared to $744.1 million at June 30, 2024 as a result of net repayments carried out during the year.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of June 30, 2025, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash Provided by (Used in) Operating, Investing and Financing Activities

Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(Amounts in thousands)	2025	2024	Change in Dollars
Cash flows provided by (used in):
Operating activities	$22,115	$116,355	$(94,240)
Investing activities	3,619	(23,922)	27,541
Financing activities	(43,886)	(89,729)	45,843
Effect of exchange rate changes on cash	18,200	(1,761)	19,961
Net increase in cash and cash equivalents	$48	$943	$(895)

Cash provided by operating activities was $22.1 million for the fiscal year ended June 30, 2025, a decrease of $94.2 million from cash provided by operating activities of $116.4 million in the prior year. This decrease in cash provided by operating activities versus the prior year resulted primarily from a reduction in cash earnings and higher cash utilization of $41.6 million for our working capital accounts, which was mainly due to higher inventory and a reduced benefit from accounts payable and accrued expenses, partially offset by an increase in accounts receivable recovery.

Cash provided by investing activities was $3.6 million for the fiscal year ended June 30, 2025, an increase of $27.5 million from cash used in investing activities of $23.9 million in the prior year. The increase in cash provided by investing activities was primarily driven by the 2025 receipt of sale proceeds and dividends from the sale of our equity method investment of $12.6 million, an $8.2 million reduction in capital expenditures, and an increase in proceeds from asset sales of $4.4 million. See Note 5, Dispositions and Note 15, Investments, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Cash used in financing activities was $43.9 million for the fiscal year ended June 30, 2025, a decrease of $45.8 million compared to $89.7 million in the prior year, primarily reflecting a reduction in the repayment of borrowings.

Free Cash Flow

Our Free Cash Flow was negative $3.2 million for fiscal 2025, a decrease of $86.1 million from fiscal 2024. This year-over-year decline was primarily driven by a $94.2 million reduction in cash flows from operating activities, as explained above, partially offset by lower capital expenditures. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to Free Cash Flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2025, the Company did not repurchase any shares under the repurchase program. As of June 30, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended June 30, 2025	$888,626	$671,154	$1,559,780
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	101,789	2,771	104,560
Less: Impact of foreign currency exchange	(2,074)	13,691	11,617
Organic net sales - Twelve months ended June 30, 2025	$788,911	$654,692	$1,443,603

Net sales - Twelve months ended June 30, 2024	$1,055,527	$680,759	$1,736,286
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	186,979	4,709	191,688
Organic net sales - Twelve months ended June 30, 2024	$868,548	$676,050	$1,544,598

Net sales decline	(15.8)%	(1.4)%	(10.2)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(6.4)%	(0.2)%	(4.4)%
Less: Impact of foreign currency exchange	(0.2)%	2.0%	0.7%
Organic net sales decline	(9.2)%	(3.2)%	(6.5)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity investees, stock-based compensation, net, unrealized and certain realized currency losses, certain litigation expenses, net, CEO succession costs, plant closure related costs, net, warehouse and manufacturing consolidation and other costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, (gains) losses on sales of assets, goodwill impairment, intangibles and long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2025	2024
Net loss	$(530,841)	$(75,042)

Depreciation and amortization	44,259	44,665
Equity in net loss of equity-method investees	1,813	2,581
Interest expense, net	47,773	54,232
Provision (benefit) for income taxes	15,297	(7,820)
Stock-based compensation, net	8,149	12,704
Unrealized and certain realized currency losses	3,823	17
Certain litigation expenses, net(a)	3,473	7,262
Restructuring activities
Productivity and transformation costs	21,530	27,741
Plant closure related costs, net	1,215	5,251
Warehouse/manufacturing consolidation and other costs, net	384	995
CEO succession	4,774	—
Acquisitions, divestitures and other
(Gain) loss on sale of assets	(3,194)	4,384
Transaction and integration costs, net	(488)	(34)
Impairment charges
Goodwill impairment	428,882	—
Intangibles and long-lived asset impairment	66,940	76,143
Other	—	1,443
Adjusted EBITDA	$113,789	$154,522

(a)
Expenses and items relating to securities class action, baby food litigation, and SEC investigation.

Free Cash Flow

In our internal evaluations, we use the non-GAAP financial measure “Free Cash Flow.” The difference between Free Cash Flow and cash flows provided by or used in operating activities, which is the most comparable U.S. GAAP financial measure, is that Free Cash Flow reflects the impact of purchases of property, plant and equipment (“capital expenditure”). Since capital expenditure is essential to maintaining our operational capabilities, we believe that it is a recurring and necessary use of cash. As such, we believe investors should also consider capital expenditure when evaluating our cash flows provided by or used in operating activities. We view Free Cash Flow as an important measure because it is one factor in evaluating the amount of cash available for discretionary investments. We do not consider Free Cash Flow in isolation or as an alternative to financial measures determined in accordance with U.S. GAAP. A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$22,115	$116,355
Purchases of property, plant and equipment	(25,284)	(33,461)
Free Cash Flow	$(3,169)	$82,894

Contractual Obligations

We are party to contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of long-term debt and related interest payments and operating leases. See Note 8, Leases, and Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Valuation of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets held and used in the business and with definite lives, when events and circumstances occur indicating that the carrying amount of the asset or its asset group may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or asset group is less than its carrying value. If the undiscounted cash flows are less than the carrying value of the asset or its asset group, the Company performs test to fair value the asset or its asset group. A loss is recognized based on the amount, if any, by which the carrying value exceeds the estimated fair value of the asset or asset group.

Goodwill

Goodwill is not amortized but rather is tested at least annually for impairment on April 1 of each year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable.

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

In fiscal 2025, the Company recorded aggregated non-cash goodwill impairment charges of $357,679 within its North America segment and $71,203 within our International reportable segment as a result of goodwill impairment testing discussed below. The fair values for the quantitatively tested reporting units were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. Set forth is a table of each reporting unit’s goodwill carrying value as of, and impairment charges and other activity recorded during, the periods presented:

	Reporting Unit
(Dollars in thousands)	U.S.	Canada	U.K.
Goodwill as of June 30, 2024	$641,053	$48,415	$173,538
Impairment charge during three months ended September 30, 2024	—	—	—
Divestiture during three months ended September 30, 2024	(7,280)	—	—
Impairment charge during three months ended December 31, 2024	(91,267)	—	—
Impairment charge during three months ended March 31, 2025	(88,712)	(21,539)	—
Reclassification of goodwill to held for sale during three months ended March 31, 2025	(3,291)	(7,873)	—
Impairment charge during three months ended June 30, 2025	(138,182)	(17,979)	(71,203)
Translation	—	(1,024)	13,877
Goodwill as of June 30, 2025	$312,321	$—	$116,212

As of June 30, 2024, the Company had tested its U.S. reporting unit’s goodwill for impairment and, as previously disclosed, determined that the U.S. reporting unit’s goodwill was at risk, given that the fair value of the reporting unit was greater than its carrying value by 6.2%.

Second quarter of fiscal 2025

During the second quarter of fiscal 2025, as a result of the continued decline in the Company’s market capitalization since the previous fiscal year and the recognition of personal care intangible asset impairment charges within the reporting units in its North America reportable segment, the Company completed an interim impairment test for goodwill for all of its reporting units utilizing either a quantitative or qualitative test. Consequently, the Company recognized a non-cash impairment charge of $91,267 to reduce the carrying value of the goodwill of the U.S. reporting unit. In addition to the aforementioned factors, while the Company’s previously announced Hain Reimagined strategy was still in effect, certain significant assumptions in the fair value test of the U.S. reporting unit had changed. Those changes in estimates included a decline in overall sales volume, an increase in the discount rate utilized in the DCF methodology as a result of certain developments related to the Company’s ability to implement its then-current strategy and a decrease in Enterprise Value (“E.V.”)/EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. For the qualitatively assessed reporting units (Canada, U.K., Western Europe and Ella’s Kitchen U.K.), the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

Third quarter of fiscal 2025

During the third quarter of fiscal 2025, as a result of a significant reduction in the Company’s actual and projected performance and cash flows primarily within its North America segment, the measurement of the personal care business as held for sale, as well as the continued decline in the Company’s market capitalization since the previous quarter, the Company completed an interim impairment test for goodwill for all of its reporting units. As of March 31, 2025, the U.S. and Canada reporting units’

carrying amounts exceeded their estimated fair value, resulting in recognition of non-cash impairment charges of $88,712 and $21,539, respectively, to reduce their respective carrying values. The additional U.S. reporting unit impairment recorded during the third quarter of fiscal 2025 also reflected the sales volume decline that the Company continued to experience, which led to an incremental increase in the discount rate utilized to measure risk in the DCF methodology. Additionally, there was also a corresponding decrease in E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. The Canada reporting unit was affected by the PC business being classified as held for sale in addition to the Canadian market being affected by net sales volume declines similar to those that had been experienced by the U.S. reporting unit. For the qualitatively tested reporting units (U.K., Western Europe and Ella’s Kitchen U.K.), the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, while noting a recent decline in performance within the U.K. reporting units.

Annual impairment testing as of April 1, 2025

While the Company’s annual impairment testing date is on April 1, 2025 (the first day of the fourth quarter of fiscal 2025), the previously aforementioned quantitative tests for the U.S. and Canada reporting units were utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2025 and April 1, 2025. However, the Company performed quantitative tests for its other three reporting units (Western Europe, Ella’s Kitchen and U.K.) on April 1, 2025, which corroborated the results of the qualitative analysis that was performed during the third quarter of fiscal 2025. The fair values of Western Europe and Ella’s Kitchen significantly exceeded their carrying values.

Fourth quarter of fiscal 2025

As of June 30, 2025, the Company identified further indicators of impairment and determined it was necessary to perform a quantitative test of goodwill at the U.S., Canada and U.K. reporting units and a qualitative assessment of its Western Europe and Ella’s Kitchen U.K. reporting units. On a consolidated basis, the continued decline in the Company’s closing stock price per share from $6.91 as of June 30, 2024 to $1.52 as of June 30, 2025 was a significant indicator that led the Company to perform these additional tests. In addition, during the fourth quarter of fiscal 2025, the Board of Directors announced the exit of the Company’s former CEO and that a strategic review of the Company’s portfolio would be performed, as discussed in Note 1. Description of Business and Basis of Presentation. The following factors were also identified within the reporting units.

During the fourth quarter of fiscal 2025, the U.S. reporting unit experienced certain significant distribution losses with certain customers that affected both revenue and Adjusted EBITDA. Furthermore, given the continued known decline in the Company’s U.S. forecasts, the discount rate utilized to measure risk in the DCF methodology increased. In addition, there was a reduction in E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. These factors led to an impairment of $138,182 being recorded in our U.S. reporting unit for the three months ended June 30, 2025.

Furthermore, during the fourth quarter of fiscal 2025, the U.K. reporting unit had a reduction in Adjusted EBITDA due to certain regulations related to plastic and national insurance taxes that were enacted during the quarter, and the reduction of Adjusted EBITDA also impacted the discount rate utilized under the DCF approach. The U.K. reporting unit valuation was also impacted by a reduction in the E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. These factors led to the recognition of a non-cash goodwill impairment charge of $71,203 being recorded in our U.K. reporting unit as of June 30 2025.

The Canada reporting unit had goodwill of $17,549 remaining as of April 1, 2025. The remaining goodwill was impaired as a result of the Company’s strategic decision to close the Yves Veggie Cuisine® business on June 26, 2025, which is expected to be completed in fiscal 2026.

Subsequent to these impairment charges, the remaining goodwill at the U.S. and U.K. reporting units was $312,321 and $116,212, respectively, as of June 30, 2025. There was no remaining goodwill at the Canada reporting unit as of June 30, 2025. The goodwill related to the U.S. and U.K. reporting units are at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

For the qualitatively tested reporting units (Western Europe and Ella’s Kitchen UK), the Company performed a qualitative evaluation as of June 30, 2025 to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, which was consistent with the conclusions reached on the annual quantitative impairment testing date of April 1, 2025.

We performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the individual reporting units. Such reconciliation often includes both qualitative and quantitative assessments as is the case with the Company’s reporting units as of June 30, 2025. When an entity performs a qualitative assessment for some reporting units but proceeds to a quantitative assessment for others, reconciling the overall market capitalization to the aggregate fair value of reporting units can be challenging and requires significant judgment. There is no requirement to determine the fair value of reporting units for which only a qualitative impairment test is performed. Therefore, when performing an overall comparison of the sum of the fair values of the individual reporting units to the market capitalization, we included the current year fair value for reporting units for which a quantitative test was performed. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units.

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

During the fourth quarter of fiscal 2025, the Company quantitatively tested tradenames associated with its snacks and meal preparation brands, Sensible Portions®, Imagine® and Spectrum®. The estimated fair value of Spectrum® exceeded its carrying value by approximately 18%. The quantitative assessment indicated that the carrying value of Sensible Portions® and Imagine® tradenames exceeded their estimated fair value. The fair value was determined using the relief from royalty method, and an aggregate non-cash impairment charge of $21,100 was recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The Sensible Portions® and Spectrum® intangible assets are part of the North America reportable segment and have a remaining aggregate carrying value of $8,000 and $11,800, respectively, as of June 30, 2025. Imagine® intangible asset was also part of the North America reportable segment and have no remaining carrying value as of June 30, 2025. The Spectrum® and Sensible Portions® tradenames remain at risk of impairment in future periods in the event of unfavorable changes in assumptions, including forecasted future cashflows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors.

During the third quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $960 within its North America reportable segment related to its Health Valley® trademark. The asset was part of the North America reportable segment and have no remaining carrying value as of June 30, 2025.

During the second quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $15,733 within its North America reportable segment. Non-cash impairment charge of $12,085 was related to its personal care intangible assets, primarily Avalon Organics®, JASON®, and Live Clean® trademarks and tradenames and balance $3,648 was related to Belvedere™ trademark and customer relationships. The assets are part of the North America reportable segment and have and have no remaining carrying value as of June 30, 2025.

See Note 9, Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea and soup sales are stronger in colder months, while sales of snack foods are stronger in the warmer months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which the Company is exposed are:

•
interest rates on debt and cash equivalents;
•
foreign exchange rates, generating translation and transaction gains and losses; and
•
ingredient inputs.

Interest Rates

We centrally manage our debt and cash equivalents, considering investment opportunities and risks, tax consequences and overall financing strategies. Our cash equivalents consist primarily of money market funds or their equivalent. As of June 30, 2025, we had $706.1 million of variable rate debt outstanding under our Credit Agreement. We use interest rate swaps to hedge a portion of the interest rate risk related to our outstanding variable rate debt. As of June 30, 2025, the notional amount of the interest rate swaps was $400 million with fixed rate payments of 6.12%. Assuming current cash equivalents, variable rate borrowings and the effects of the interest rate swaps, a hypothetical change in average interest rates of one percentage point would have resulted in higher net interest expense of $3.5 million.

Foreign Currency Exchange Rates

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times, and the impact of such movements, if material, could cause adjustments to our financing and operating strategies.

During fiscal 2025, approximately 50% of our consolidated net sales were generated from sales outside the U.S., while such sales outside the U.S. were 46% of net sales in fiscal 2024 and 43% of net sales in fiscal 2023. These revenues, along with related expenses and capital purchases, were conducted primarily in British Pounds Sterling, Euros and Canadian Dollars. Sales and operating income would have decreased by approximately $38.7 million and $3.0 million, respectively, if average foreign exchange rates had been lower by 5% against the U.S. Dollar in fiscal 2025. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the Company’s international operations.

Fluctuations in currency exchange rates may also impact the Stockholders’ Equity of the Company. Amounts invested in our non-U.S. subsidiaries are translated into United States Dollars at the exchange rates as of the last day of each reporting period. Any resulting cumulative translation adjustments are recorded in Stockholders’ Equity as Accumulated Other Comprehensive Loss. The cumulative translation adjustments component of Accumulated Other Comprehensive Loss increased by $71.3 million during the fiscal year ended June 30, 2025.

To manage that risk, the Company may enter into certain derivative financial instruments, when available on a cost-effective basis. We had approximately $128.8 million in notional amounts of cross-currency swaps at June 30, 2025. See Note 17, Derivatives and Hedging Activities, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Ingredient Inputs Price Risk

The Company purchases ingredient inputs such as vegetables, fruits, oils, grains, beans, nuts, tea and herbs, spices, dairy products, plant-based surfactants, glycerin and alcohols, as well as packaging materials, to be used in its operations. These inputs are subject to price fluctuations that may create price risk. While not currently significant, some suppliers have sought to pass through to the Company all or a portion of the impact of new tariffs imposed on the suppliers. Although we sometimes hedge against fluctuations in the prices of the ingredients by using future or forward contracts or similar instruments, the majority of our future purchases of these items are subject to changes in price. We may enter into fixed purchase commitments in an attempt to secure an adequate supply of specific ingredients. These agreements are tied to specific market prices. Market risk is estimated as a hypothetical 10% increase or decrease in the weighted average cost of our primary inputs as of June 30, 2025. Based on our cost of goods sold during the fiscal year ended June 30, 2025, such a change would have resulted in an increase or decrease to cost of sales of approximately $92 million. We attempt to offset the impact of input cost increases with a combination of cost savings initiatives and efficiencies and price increases.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 15, 2025 expressed an adverse opinion thereon.

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

Estimation of the Trade and Promotional Incentive Accrual

Description of the Matter

For the year ended June 30, 2025, the Company’s reported net sales were $1.6 billion. As described in Note 2 of the consolidated financial statements, the Company offers certain customers trade and promotional incentive programs, which results in variable consideration in the Company’s contracts with its customers. The estimated costs of these programs are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of estimates of variable consideration specifically for the trade and promotional incentive accrual recorded at period end involves the use of judgment related to estimates of expected levels of performance and redemption rates.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s estimation of the trade and promotional incentive accrual process. For example, we tested controls over management’s review of the significant assumptions described above, management’s validation of the completeness and accuracy of the data used in making their estimates, and other controls such as their retrospective review analysis of prior period estimates.

To test the estimates of variable consideration for the trade and promotional incentive accrual, we performed audit procedures that included, among others, evaluating the assumptions used by the Company in establishing the estimates of the trade and promotional incentive accruals by comparing them to historical trends and third-party evidence as well as performing transactional testing for a sample of customer claim activity. We also tested the results of the Company’s retrospective review analyses performed on the prior year trade and promotional incentive accrual.

Valuation of the U.S., United Kingdom, and Canada Reporting Units

Description of the Matter

At June 30, 2025, the goodwill assigned to the Company’s U.S. and United Kingdom reporting units had carrying values of approximately $312.3 million and $116.2 million, respectively. The Canada reporting unit has no remaining goodwill. As discussed in Note 2 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

Auditing the Company’s impairment tests for the goodwill in the U.S., United Kingdom, and Canada reporting units is complex due to the significant judgments required to estimate the fair value of the respective reporting units. The Company estimated the fair value of the reporting units using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, such as projections of future revenue, future earnings before interest, tax, depreciation and amortization, the discount rate, and terminal growth rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the U.S., United Kingdom, and Canada reporting units, we performed audit procedures that included, among others, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, and to the historical results of the reporting unit, while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates and significant assumptions, such as projections of revenue growth rates and profitability by comparing management’s past projections to actual performance. We involved valuation specialists to assist in evaluating the Company’s methodology and significant assumptions, including the discount rate and terminal growth rate. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of each of the reporting units.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Jericho, New York

September 15, 2025

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND JUNE 30, 2024

(In thousands, except par values)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$54,355	$54,307
Accounts receivable, less allowance for doubtful accounts of $1,337 and $1,517, respectively	154,440	179,190
Inventories	248,731	274,128
Prepaid expenses and other current assets	43,169	49,434
Assets held for sale	29,603	—
Total current assets	530,298	557,059
Property, plant and equipment, net	264,730	261,730
Goodwill	500,961	929,304
Trademarks and other intangible assets, net	210,905	244,799
Operating lease right-of-use assets, net	71,171	86,634
Other assets	25,213	38,022
Total assets	$1,603,278	$2,117,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,307	$188,220
Accrued expenses and other current liabilities	68,426	85,714
Current portion of long-term debt	7,653	7,569
Liabilities related to assets held for sale	12,987	—
Total current liabilities	277,373	281,503
Long-term debt, less current portion	697,168	736,523
Deferred income taxes	40,332	47,826
Operating lease liabilities, noncurrent portion	65,284	80,863
Other noncurrent liabilities	48,116	27,920
Total liabilities	1,128,273	1,174,635
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 112,491 and 111,867 shares, respectively; outstanding: 90,284 and 89,846 shares, respectively	1,125	1,119
Additional paid-in capital	1,238,402	1,230,253
Retained earnings	46,678	577,519
Accumulated other comprehensive loss	(81,053)	(137,245)
	1,205,152	1,671,646
Less: Treasury stock, at cost, 22,207 and 22,021 shares, respectively	(730,147)	(728,733)
Total stockholders’ equity	475,005	942,913
Total liabilities and stockholders’ equity	$1,603,278	$2,117,548

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2025, 2024 AND 2023

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2025	2024	2023
Net sales	$1,559,780	$1,736,286	$1,796,643
Cost of sales	1,225,722	1,355,454	1,400,229
Gross profit	334,058	380,832	396,414
Selling, general and administrative expenses	271,833	290,116	289,233
Goodwill impairment	428,882	—	—
Intangibles and long-lived asset impairment	66,940	76,143	175,501
Productivity and transformation costs	21,530	27,741	7,284
Amortization of acquired intangible assets	6,476	5,780	10,016
Operating loss	(461,603)	(18,948)	(85,620)
Interest and other financing expense, net	51,253	57,213	45,783
Other expense (income), net	875	4,120	(1,822)
Loss before income taxes and equity in net loss of equity-method investees	(513,731)	(80,281)	(129,581)
Provision (benefit) for income taxes	15,297	(7,820)	(14,178)
Equity in net loss of equity-method investees	1,813	2,581	1,134
Net loss	$(530,841)	$(75,042)	$(116,537)

Net loss per common share:
Basic	$(5.89)	$(0.84)	$(1.30)
Diluted	$(5.89)	$(0.84)	$(1.30)

Shares used in the calculation of net loss per common share:
Basic	90,127	89,750	89,396
Diluted	90,127	89,750	89,396

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FISCAL YEARS ENDED JUNE 30, 2025, 2024 AND 2023

(In thousands)

	Fiscal Year Ended June 30, 2025			Fiscal Year Ended June 30, 2024			Fiscal Year Ended June 30, 2023
	Pretax amount	Tax benefit	After tax amount	Pretax amount	Tax benefit	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(530,841)			$(75,042)			$(116,537)

Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$71,324	$—	71,324	$(9,045)	$—	(9,045)	$30,197	$—	30,197
Change in deferred (losses) gains on cash flow hedging instruments	(9,276)	2,464	(6,812)	(2,007)	504	(1,503)	13,850	(3,471)	10,379
Change in deferred (losses) gains on fair value hedging instruments	(160)	47	(113)	(516)	128	(388)	247	(62)	185
Change in deferred losses on net investment hedging instruments	(10,917)	2,710	(8,207)	(126)	33	(93)	(3,242)	747	(2,495)
Total other comprehensive income (loss)	$50,971	$5,221	$56,192	$(11,694)	$665	$(11,029)	$41,052	$(2,786)	$38,266
Total comprehensive loss			$(474,649)			$(86,071)			$(78,271)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JUNE 30, 2025, 2024 AND 2023

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

Continued on next page

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JUNE 30, 2025, 2024 AND 2023

(In thousands, except par values)

Continued from previous page

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2023	111,339	$1,113	$1,217,549	$652,561	21,864	$(727,100)	$(126,216)	$1,017,907
Net loss				(75,042)				(75,042)
Other comprehensive loss							(11,029)	(11,029)
Issuance of common stock pursuant to stock-based compensation plans	528	6	—					6
Employee shares withheld for taxes					157	(1,633)		(1,633)
Repurchases of common stock								—
Stock-based compensation expense			12,704					12,704
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913
Net loss				(530,841)				(530,841)
Other comprehensive income							56,192	56,192
Issuance of common stock pursuant to stock-based compensation plans	624	6	—					6
Employee shares withheld for taxes					186	(1,414)		(1,414)
Stock-based compensation expense			8,149					8,149
Balance at June 30, 2025	112,491	$1,125	$1,238,402	$46,678	22,207	$(730,147)	$(81,053)	$475,005

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED JUNE 30, 2025, 2024 AND 2023

(In thousands)

	Fiscal Year Ended June 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(530,841)	$(75,042)	$(116,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,259	44,665	50,777
Deferred income taxes	(4,423)	(23,361)	(25,953)
Equity in net loss of equity-method investees	1,813	2,581	1,134
Stock-based compensation, net	8,149	12,704	14,423
Goodwill impairment	428,882	—	—
Intangibles and long-lived asset impairment	66,940	76,143	175,501
(Gain) loss on sale of assets	(3,194)	3,634	(3,529)
Other non-cash items, net	2,138	1,104	(1,271)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	25,204	(18,963)	13,067
Inventories	(3,354)	31,471	189
Other current assets	3,114	14,106	(2,831)
Other assets and liabilities	1,320	(3,292)	2,546
Accounts payable and accrued expenses	(17,892)	50,605	(40,697)
Net cash provided by operating activities	22,115	116,355	66,819
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(25,284)	(33,461)	(27,879)
Investments and joint ventures, including proceeds from dispositions	12,570	—	433
Proceeds from sale of assets	13,970	9,539	7,806
Proceeds from termination of net investment hedges	2,363	—	—
Net cash provided by (used in) investing activities	3,619	(23,922)	(19,640)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	221,000	186,000	328,000
Repayments under bank revolving credit facility	(245,500)	(252,000)	(380,000)
Repayments under term loan	(15,000)	(18,200)	(7,500)
Payments of other debt, net	(3,524)	(3,896)	(2,145)
Employee shares withheld for taxes	(1,414)	(1,633)	(1,415)
Proceeds from termination of fair value hedge	552	—	—
Net cash used in financing activities	(43,886)	(89,729)	(63,060)
Effect of exchange rate changes on cash	18,200	(1,761)	3,733
Net increase (decrease) in cash and cash equivalents	48	943	(12,148)
Cash and cash equivalents at beginning of year	54,307	53,364	65,512
Cash and cash equivalents at end of year	$54,355	$54,307	$53,364

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except par values and per share data)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” or “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across snacks, baby & kids, beverages, and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Garden Veggie Snacks™, Terra® chips, Garden of Eatin’® snacks, Hartley’s® jelly, Earth’s Best® Organic and Ella’s Kitchen® baby and kids foods, Celestial Seasonings® teas, Joya® and Natumi® plant-based beverages, The Greek Gods® yogurt, Cully & Sully®, Yorkshire Provender®, New Covent Garden® and Imagine® soups, among others.

Strategic Review

We are focused on five actions to win in the marketplace and drive growth: aggressively streamlining our portfolio, accelerating brand renovation and innovation, implementing price increases along with broader revenue growth management, driving productivity and working capital efficiency, and enhancing our digital capabilities, inclusive of ecommerce.

During the fourth quarter of fiscal year 2025, we announced that our Board of Directors was conducting a comprehensive review of the Company’s portfolio with the assistance of our independent financial advisor. The Board is considering a broad range of strategic options to enhance value. Also, in the third quarter of fiscal year 2025, we announced that we were exploring strategic alternatives regarding our personal care business to focus on our portfolio of better-for-you food and beverages. The personal care business meets the criteria to be classified as held for sale as of June 30, 2025.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company exerts significant influence, but which it does not control, are accounted for under the equity method of accounting. As such, consolidated net loss includes the Company’s equity in the current earnings or losses of such companies.

Unless otherwise indicated, references in these consolidated financial statements to 2025, 2024 and 2023 or “fiscal” 2025, 2024 and 2023 or other years refer to the fiscal year ended June 30 of that respective year and references to 2025 or “fiscal” 2025 refer to the fiscal year ending June 30, 2025.

All dollar amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation on the consolidated balance sheets related to investments and joint ventures to include it as part of other current assets. There were no reclassifications made to the consolidated statement of operations, consolidated statements of changes in stockholders’ equity or consolidated statements of cash flows.

Use of Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accounting principles used required the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. Actual results could differ from those estimates. These estimates include, among others, variable consideration related to revenue recognition for trade promotions and sales incentives, allowances for credit losses and returns, valuation of long-lived assets, goodwill and intangible assets (acquired in business combinations and analysis of impairment), stock-based compensation for market awards, and valuation allowances for deferred tax assets.

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

Sales include shipping and handling charges billed to the customer and are reported net of trade promotions and sales incentives, consumer coupon programs and discounts, including estimated allowances for returns and prompt pay discounts. Shipping and handling costs are accounted for as a fulfillment activity of promise to transfer products to customers and are included in the cost of sales line item on the consolidated statements of operations.

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

Allowances for Credit Losses

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company’s review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions within selling, general and administrative expenses on the consolidated statements of operations. Credit losses have been within the Company’s expectations in recent years and are not material. While one of the Company’s customers represented approximately 18% and 19% of trade receivables balances as of June 30, 2025 and 2024, respectively, the Company believes that there is no significant or unusual credit exposure at this time.

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

Sales to one customer and its affiliates approximated 18%, 18% and 16% of sales during the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value, utilizing the first-in, first-out method. The Company provides write-downs for finished goods expected to become unsaleable due to age and specifically identifies and provides for slow moving or obsolete raw ingredients and packaging.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and depreciated or amortized on a straight-line basis over the estimated useful lives or lease term (for leasehold improvements), whichever is shorter. The Company believes the useful lives assigned to the Company’s property, plant and equipment are within ranges generally used in consumer products manufacturing and distribution businesses. The Company’s manufacturing plants and distribution centers, and their related assets, are reviewed when impairment indicators are present by analyzing underlying cash flow projections. The Company believes no impairment of the carrying value of such assets exists other than as disclosed under Note 7, Property, Plant and Equipment, Net. Ordinary repairs and maintenance costs are expensed as incurred. The Company utilizes the following ranges of asset lives:

Buildings and improvements	10 - 40 years
Machinery and equipment	3 - 20 years
Furniture and fixtures	3 - 15 years

Leasehold improvements are amortized over the shorter of the respective initial lease term or the estimated useful life of the assets and generally range from 3 to 20 years.

Software that is developed for internal use is recorded as a component of property, plant and equipment. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life which generally ranges from 3 to 10 years. All other expenditures, including those incurred in order to maintain the asset’s current level of performance, are expensed as incurred. The net book value of internally developed software as of June 30, 2025 and 2024 was $11,861 and $12,240, respectively, and is included as a component of Computer Hardware and Software in Note 7, Property, Plant and Equipment, Net.

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

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and tradenames. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-lived intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates. See Note 9, Goodwill and Other Intangible Assets and Note 16, Fair Value Measurements, for additional information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $289,431, $284,891 and $380,683 during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the consolidated statements of operations. Research and development costs amounted to $5,222, $5,366 and $6,379 in fiscal 2025, 2024 and 2023, respectively, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $31,489, $39,660 and $43,035 in fiscal 2025, 2024 and 2023, respectively. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In fiscal 2024, and 2023, the Company received $1,297 and $8,594 of proceeds from insurance claims, respectively, which are included in selling, general and administrative expenses on the consolidated statements of operations. There were no proceeds received from insurance claims in fiscal 2025.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2025 and 2024, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under the Company’s credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

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

The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The effective portion of changes in the fair value of derivative instruments that qualify for cash flow hedge and net investment hedge accounting treatment are recognized in stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is recognized in earnings. Changes in the fair value of fair value hedges, derivatives that do not qualify for hedge accounting treatment, as well as the ineffective portion of any cash flow hedges, are recognized currently in earnings as a component of interest and other financing expense, net on the consolidated statements of operations. The Company reports cash flows arising from derivative instruments consistent with the classification of cash flows from the underlying hedged items that these derivatives are hedging. Accordingly, the cash flows associated with derivatives designated as net investment hedges and fair value hedges are classified in cash flows from investing and financing activities, respectively, on the consolidated statements of cash flows. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.

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

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets held and used in the business and with definite lives, when events and circumstances occur indicating that the carrying amount of the asset or its asset group may not be recoverable. An impairment test is performed when the estimated undiscounted cash flows associated with the asset or asset group is less than its carrying value. If the undiscounted cash flows are less than the carrying value of the asset or its asset group, the Company performs test to fair value the asset or its asset group. A loss is recognized based on the amount, if any, by which the carrying value exceeds the estimated fair value of the asset or asset group.

See Note 7, Property, Plant and Equipment, Net, Note 9, Goodwill and Other Intangible Assets, and Note 16, Fair Value Measurements, for additional information on long-lived asset impairment charges.

Leases

Arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating lease right-of-use (“ROU”) asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

With the exception of certain finance leases, an implicit rate of return is not readily determinable for the Company’s leases. For these leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references market yield curves which are risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU effective June 30, 2025 and has incorporated such enhanced disclosures in Note 21, Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which will provide a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses: all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Fiscal Year Ended June 30,
	2025	2024	2023
Numerator:
Net loss	$(530,841)	$(75,042)	$(116,537)
Denominator:
Basic and diluted weighted average shares outstanding	90,127	89,750	89,396
Basic and diluted net loss per common share	$(5.89)	$(0.84)	$(1.30)

Due to the Company’s net loss in each of the twelve months ended June 30, 2025 and June 30, 2024, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the year.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its personal care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its PC business was held for sale and ascribed an aggregate $11,164 of goodwill from its U.S. and Canada reporting units to the PC business which are part of the North American reportable segment. The operating results of the business were not significant. The Company anticipates entering into a definitive agreement to sell these assets within 12 months from when it was initially classified as held for sale.

During fiscal 2025, the Company recorded a non-cash charge of $26,843 to write down the carrying amount of the disposal group to its estimated fair value less cost to dispose, which was reflected within intangibles and long-lived asset impairment on the consolidated statements of operations. The following table presents the major classes of assets and liabilities of the personal care business classified as held for sale:

Fiscal Year Ended
June 30, 2025
ASSETS
Accounts receivable, net	$7,121
Inventories	30,347
Prepaid expenses and other current assets	1,112
Property, plant and equipment, net	918
Goodwill	11,164
Other noncurrent assets	80
Operating lease right-of-use assets, net	5,704
Allowance for reduction of assets held for sale	(26,843)
Assets held for sale	$29,603
LIABILITIES

Accounts payable	$5,432
Operating lease liabilities	5,793
Accrued expenses and other current liabilities	1,762
Liabilities held for sale	$12,987

5.
DISPOSITIONS

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s portfolio simplification process. ParmCrisps® was part of the Company’s North America reportable segment. During fiscal 2025, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other expense (income), net.

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

6.
INVENTORIES

Inventories consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024
Finished goods	$177,990	$178,150
Raw materials, work-in-progress and packaging	70,741	95,978
	$248,731	$274,128

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024
Land	$11,926	$11,381
Buildings and improvements	61,788	57,030
Machinery and equipment	347,867	325,174
Computer hardware and software	56,466	54,139
Furniture and fixtures	22,599	20,943
Leasehold improvements	38,680	39,255
Construction in progress	12,692	12,783
	552,018	520,705
Less: Accumulated depreciation	287,288	258,975
	$264,730	$261,730

Depreciation expense for the fiscal years ended June 30, 2025, 2024 and 2023 was $32,494, $34,332 and $35,893, respectively.

During the fiscal year ended June 30, 2025, as a result of the continued decline in actual and projected performance and cash flows related to certain PC, Yves Veggie Cuisine® and Linda McCartney’s® (under license) production facilities, the Company completed interim impairment tests of the respective asset groups. The Company determined that the estimated fair values of the Linda McCartney’s® (under license) meat free asset group and the Yves Veggie Cuisine® asset group exceeded their respective carrying amounts. However, the carrying amount of the PC asset group exceeded its estimated fair value. The Company recognized a non-cash impairment charge of $2,654 to reduce the carrying value of certain PC production assets in the North America reportable segment to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statement of operations.

During the fiscal year ended June 30, 2024, the Company recognized aggregated non-cash impairment charges of $26,541. This included a non-cash impairment charge of $5,875 to reduce the carrying amount of ParmCrisps® machinery and equipment to its estimated fair value and a non-cash impairment charge of $20,666 related to the former Bell, CA production facility, reflecting asset reductions in connection with the facility’s closure. These charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. In fiscal 2025, the Company recognized a $1,600 pretax gain on the sale of such long-lived assets, which was included as a component of other expense (income), net on the consolidated statement of operations.

During the fiscal year ended June 30, 2024, the Company completed the sale of a facility in the North America reportable segment for total cash proceeds of $1,182, net of brokerage and other fees, resulting in a loss of $68, which was included as a component of other expense (income), net on the consolidated statement of operations.

During the fiscal year ended June 30, 2024, the Company recognized a non-cash impairment charge of $2,763, related to write-down of projects machinery and equipment in the International reportable segment related to the multi-year growth, transformation and restructuring program (the “Restructuring Program”). See Note 19, Transformation Program.

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

The components of lease expenses for the fiscal years ended June 30, 2025, 2024 and 2023 were as follows:

	Fiscal Year Ended
	2025	2024	2023
Operating lease expenses	$14,019	$17,446	$18,173
Finance lease expenses	209	147	227
Variable lease expenses	671	723	740
Short-term lease expenses	1,247	1,565	2,003
Total lease expenses	$16,146	$19,881	$21,143

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	Fiscal Year Ended June 30,
		2025	2024
Assets
Operating lease ROU assets	Operating lease right-of-use assets, net*	$76,875	$86,634
Finance lease ROU assets, net	Property, plant and equipment, net	588	206
Total leased assets		$77,463	$86,840

Liabilities
Current
Operating	Accrued expenses and other current liabilities*	$14,908	$10,759
Finance	Current portion of long-term debt	153	85
Non-current
Operating	Operating lease liabilities, noncurrent portion	65,284	80,863
Finance	Long-term debt, less current portion	462	137
Total lease liabilities		$80,807	$91,844

* Includes leases related to personal care business that was reclassified as assets held for sale. See Note 4, Assets and Liabilities Held for Sale, for more information.

Additional information related to leases is as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,007	$16,529	$16,446
Operating cash flows from finance leases	$16	$12	$16
Financing cash flows from finance leases	$130	$81	$161
ROU assets obtained in exchange for lease obligations:
Operating leases(1)(2)(3)	$(2,954)	$4,243	$(2,627)
Finance leases	$514	$35	$118
Weighted average remaining lease term:
Operating leases	8.2 years	8.8 years	10.4 years
Finance leases	4.0 years	3.0 years	3.9 years
Weighted average discount rate:
Operating leases	5.0%	5.0%	4.8%
Finance leases	6.7%	4.6%	4.7%

(1) Includes adjustment for termination of two operating leases during fiscal year ended June 30, 2025, which resulted in a reduction of ROU assets and lease liabilities of $5,346 and $4,037, respectively, and recognition of an accumulated gain of $1,309 related to lease terminations.

(2) Includes adjustment for remeasurement of an operating lease during fiscal year ended June 30, 2024, which resulted in a net reduction of an ROU asset and a corresponding reduction in lease liability of $9,375.

(3) Includes adjustment for modification of an operating lease for the fiscal year ended June 30, 2023, which resulted in a reduction of ROU assets and lease liabilities of $13,876 and $17,244, respectively, and recognition of a gain of $3,368 related to the modification.

Maturities of lease liabilities as of June 30, 2025 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2026	$13,975	$177	$14,152
2027	13,591	163	13,754
2028	12,516	136	12,652
2029	11,696	110	11,806
2030	10,420	118	10,538
Thereafter	35,579	—	35,579
Total lease payments	97,777	704	98,481
Less: Imputed interest	17,585	89	17,674
Total lease liabilities	$80,192	$615	$80,807

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2023(1)	$697,053	$241,587	$938,640
Divestiture(2)	(6,267)	—	(6,267)
Translation	(1,318)	(1,751)	(3,069)
Balance as of June 30, 2024	689,468	239,836	929,304
Divestiture(3)	(7,280)	—	(7,280)
Impairment charges	(357,679)	(71,203)	(428,882)
Reclassification of goodwill to held for sale(4)	(11,164)	—	(11,164)
Translation	(1,024)	20,007	18,983
Balance as of June 30, 2025	$312,321	$188,640	$500,961

(1)
The total carrying value of goodwill as of June 30, 2023 is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.
(2)
During the fiscal year ended June 30, 2024, the Company completed the divestitures of Thinsters® and Queen Helene, both were components of the North America reportable segment. Goodwill of $5,732 and $535 was assigned to divested components of Thinsters® and Queen Helene®, respectively, on a relative fair value basis.
(3)
Represents the goodwill assigned to the ParmCrisps® business in connection with the divestiture of such business, which was ascribed on a relative fair value basis. See Note 5, Disposition, for more information.
(4)
Represents the goodwill ascribed to the PC business in connection with the classification such business as held for sale. See Note 4, Assets and Liabilities Held for Sale, for more information.

In fiscal 2025, the Company recorded aggregated non-cash goodwill impairment charges of $357,679 within its North America segment and $71,203 within our International reportable segment as a result of goodwill impairment testing discussed below. The fair values for the quantitatively tested reporting units were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. Set forth is a table of each reporting unit’s goodwill carrying value as of, and impairment charges and other activity recorded during, the periods presented:

	Reporting Unit
(Dollars in thousands)	U.S.	Canada	U.K.
Goodwill as of June 30, 2024	$641,053	$48,415	$173,538
Impairment charge during three months ended September 30, 2024	—	—	—
Divestiture during three months ended September 30, 2024	(7,280)	—	—
Impairment charge during three months ended December 31, 2024	(91,267)	—	—
Impairment charge during three months ended March 31, 2025	(88,712)	(21,539)	—
Reclassification of goodwill to held for sale during three months ended March 31, 2025	(3,291)	(7,873)	—
Impairment charge during three months ended June 30, 2025	(138,182)	(17,979)	(71,203)
Translation	—	(1,024)	13,877
Goodwill as of June 30, 2025	$312,321	$—	$116,212

As of June 30, 2024, the Company had tested its U.S. reporting unit’s goodwill for impairment and, as previously disclosed, determined that the U.S. reporting unit’s goodwill was at risk, given that the fair value of the reporting unit was greater than its carrying value by 6.2%.

Second quarter of fiscal 2025

During the second quarter of fiscal 2025, as a result of the continued decline in the Company’s market capitalization since the previous fiscal year and the recognition of PC intangible asset impairment charges within the reporting units in its North America reportable segment, the Company completed an interim impairment test for goodwill for all of its reporting units utilizing either a quantitative or qualitative test. Consequently, the Company recognized a non-cash impairment charge of $91,267 to reduce the carrying value of the goodwill of the U.S. reporting unit. In addition to the aforementioned factors, while the Company’s previously announced Hain Reimagined strategy was still in effect, certain significant assumptions in the fair value test of the U.S. reporting unit had changed. Those changes in estimates included a decline in overall sales volume, an increase in the discount rate utilized in the DCF methodology as a result of certain developments related to the Company’s ability to implement its then-current strategy and a decrease in Enterprise Value (“E.V.”)/EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. For the qualitatively assessed reporting units (Canada, U.K., Western Europe and Ella’s Kitchen U.K.), the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

Third quarter of fiscal 2025

During the third quarter of fiscal 2025, as a result of a significant reduction in the Company’s actual and projected performance and cash flows primarily within its North America segment, the measurement of the PC business as held for sale, as well as the continued decline in the Company’s market capitalization since the previous quarter, the Company completed an interim impairment test for goodwill for all of its reporting units. As of March 31, 2025, the U.S. and Canada reporting units’ carrying amounts exceeded their estimated fair value, resulting in recognition of non-cash impairment charges of $88,712 and $21,539, respectively, to reduce their respective carrying values. The additional U.S. reporting unit impairment recorded during the third quarter of fiscal 2025 also reflected the sales volume decline that the Company continued to experience, which led to an incremental increase in the discount rate utilized to measure risk in the DCF methodology. Additionally, there was also a corresponding decrease in E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. The Canada reporting unit was affected by the PC business being classified as held for sale in addition to the Canadian market being affected by net sales volume declines similar to those that had been experienced by the U.S. reporting unit. For the qualitatively tested reporting units (U.K., Western Europe and Ella’s Kitchen U.K.), the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, while noting a recent decline in performance within the U.K. reporting units.

Annual impairment testing as of April 1, 2025

While the Company’s annual impairment testing date is on April 1, 2025 (the first day of the fourth quarter of fiscal 2025), the previously aforementioned quantitative tests for the U.S. and Canada reporting units were utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2025 and April 1, 2025. However, the Company performed quantitative tests for its other three reporting units (Western Europe, Ella’s Kitchen and U.K.) on April 1, 2025, which corroborated the results of the qualitative analysis that was performed during the third quarter of fiscal 2025. The fair values of Western Europe and Ella’s Kitchen significantly exceeded their carrying values.

Fourth quarter of fiscal 2025

As of June 30, 2025, the Company identified further indicators of impairment and determined it was necessary to perform a quantitative test of goodwill at the U.S., Canada and U.K. reporting units and a qualitative assessment of its Western Europe and Ella’s Kitchen U.K. reporting units. On a consolidated basis, the continued decline in the Company’s closing stock price per share from $6.91 as of June 30, 2024 to $1.52 as of June 30, 2025 was a significant indicator that led the Company to perform these additional tests. In addition, during the fourth quarter of fiscal 2025, the Board of Directors announced the exit of the Company’s former CEO and that a strategic review of the Company’s portfolio would be performed, as discussed in Note 1. Description of Business and Basis of Presentation. The following factors were also identified within the reporting units.

During the fourth quarter of fiscal 2025, the U.S. reporting unit experienced certain significant distribution losses with certain customers that affected both revenue and Adjusted EBITDA. Furthermore, given the continued known decline in the Company’s U.S. forecasts, the discount rate utilized to measure risk in the DCF methodology increased. In addition, there was a reduction in E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. These factors led to an impairment of $138,182 being recorded in our U.S. reporting unit for the three months ended June 30, 2025.

Furthermore, during the fourth quarter of fiscal 2025, the U.K. reporting unit had a reduction in Adjusted EBITDA due to certain regulations related to plastic and national insurance taxes that were enacted during the quarter, and the reduction of Adjusted EBITDA also impacted the discount rate utilized under the DCF approach. The U.K. reporting unit valuation was also impacted by a reduction in the E.V./EBITDA multiples of comparable publicly traded companies, which were utilized in the GPCM under the market approach. These factors led to the recognition of a non-cash goodwill impairment charge of $71,203 being recorded in our U.K. reporting unit as of June 30, 2025.

The Canada reporting unit had goodwill of $17,549 remaining as of April 1, 2025. The remaining goodwill was impaired as a result of the Company’s strategic decision to close the Yves Veggie Cuisine® business on June 26, 2025, which is expected to be completed in fiscal 2026.

Subsequent to these impairment charges, the remaining goodwill at the U.S. and U.K. reporting units was $312,321 and $116,212, respectively, as of June 30, 2025. There was no remaining goodwill at the Canada reporting unit as of June 30, 2025. The goodwill related to the U.S. and U.K. reporting units are at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

For the qualitatively tested reporting units (Western Europe and Ella’s Kitchen UK), the Company performed a qualitative evaluation as of June 30, 2025 to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts, which was consistent with the conclusions reached on the annual quantitative impairment testing date of April 1, 2025.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	Fiscal Year Ended June 30,
	2025	2024
Non-amortized intangible assets:
Trademarks and tradenames(1)	$179,282	$195,237
Amortized intangible assets:
Other intangibles(2)	159,162	167,886
Less: Accumulated amortization	(127,539)	(118,324)
Net amortized intangible assets	31,623	49,562
Net other intangible assets	$210,905	$244,799

(1)
The gross carrying value of trademarks and tradenames is reflected net of $275,990 and $251,551 of accumulated impairment charges as of June 30, 2025 and 2024, respectively.
(2)
The reduction in carrying value of other intangible assets as of June 30, 2025 reflected accumulated non-cash impairment charges of $30,326 and $17,032 recognized in the fiscal year ended June 30, 2025 and 2024, respectively.

During the fourth quarter of fiscal 2025, the Company quantitatively tested tradenames associated with its snacks and meal preparation brands, Sensible Portions®, Imagine® and Spectrum®. The estimated fair value of Spectrum® exceeded its carrying value by approximately 18.6%. The quantitative assessment indicated that the carrying value of Sensible Portions® and Imagine® tradenames exceeded their estimated fair value. The fair value was determined using the relief from royalty method, and an aggregate non-cash impairment charge of $21,100 was recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The Sensible Portions® and Spectrum® intangible assets are part of the North America reportable segment and had a remaining aggregate carrying value of $8,000 and $11,800, respectively, as of June 30, 2025. The Imagine® intangible asset was also part of the North America reportable segment and had no remaining carrying value as of June 30, 2025. The Spectrum® and Sensible Portions® tradenames remain at risk of impairment in future periods in the event of unfavorable changes in assumptions, including forecasted future cash flows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors.

During the third quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $960 within its North America reportable segment related to its Health Valley® trademark. The asset was part of the North America reportable segment and had no remaining carrying value as of June 30, 2025.

During the second quarter of fiscal 2025, the Company recorded a non-cash impairment charge of $15,733 within its North America reportable segment. Non-cash impairment charges of $12,085 were related to the PC intangible assets, primarily Avalon Organics®, JASON®, and Live Clean® trademarks and tradenames and $3,648 was related to Belvedere™ trademark and customer relationships. The assets are part of the North America reportable segment and had no remaining carrying value as of June 30, 2025.

During the third quarter of fiscal 2024, the Company recorded a non-cash impairment charge of $10,797 related to the indefinite and definite lived intangible assets associated with Thinsters® in connection with the probable sale of the Thinsters® cookie business. The Company concluded that, as of March 31, 2024, there was a high probability that the sale of the Thinsters® business would occur and, therefore, a quantitative impairment test was performed. To determine the amount of the impairment, the Company compared the carrying amount of the Thinsters® assets to its estimated fair value (which was the expected selling price less transaction costs).

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

During the fourth quarter of fiscal 2023, the Company recorded non-cash impairment charges of $4,767, $4,691 and $9,150 for the Imagine®, Joya®, and Queen Helene® intangible assets, respectively, to reduce the carrying amount of such intangible assets to their estimated fair value. The fair values were determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The Imagine® and Queen Helene® intangible assets are part of the North America reportable segment and had a remaining aggregate carrying value of $3,100 as of June 30, 2024. The Joya® intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $3,761 as of June 30, 2024.

During fiscal 2023, the Company recorded non-cash impairment charges of $102,000 and $8,500 for the ParmCrisps® and Thinsters® trademarks, respectively, to reduce the carrying amount of such intangible assets to their estimated fair value. The fair values were determined using the relief from royalty method, and impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The assets are part of the North America reportable segment and were fully impaired as of June 30, 2024. As a result of the same factors triggering the interim impairment tests for the ParmCrisps® and Thinsters® trademarks, the Company completed interim impairment tests of the ParmCrisps® and Thinsters® asset groups, which were primarily comprised of amortizable customer relationships. The Company determined that the carrying amount of the ParmCrisps® asset group exceeded its estimated fair value. During the fiscal year ended June 30, 2023, the Company recorded non-cash impairment charges of $45,798 to reduce the carrying amount of the ParmCrisps® customer relationships, the primary asset in the casset group, to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statements of operations. The fair value of the Thinsters® asset group exceeded its carrying amount. During the fiscal year ended June 30, 2024, the Company completed the sale of the Thinsters® business as discussed in Note 5, Dispositions.

Non-cash impairment charges, recorded within intangibles and long-lived asset impairment on the consolidated statements of operations, for the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023 were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Sensible Portions® tradename	$18,000	$—	$—
Personal care tradenames (Alba Botanica®, Avalon Organics®, and JASON®)	12,085	12,815	—
Belvedere™ trademark and customer relationships	3,648	—	—
Imagine® tradename	3,100	—	4,767
Health Valley® trademark	960	—	—
Thinsters® trademark and customer relationships	—	10,797	8,500
ParmCrisps® customer relationships	—	10,586	45,798
ParmCrisps® trademark	—	8,000	102,000
Happy™ and Joya® trademarks	—	2,260	4,691
Queen Helene®	—	—	9,150
Other	—	144	—
	$37,793	$44,602	$174,906

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 8.37 years. Expected amortization expense for the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2026	2027	2028	2029	2030
Estimated amortization expense	$4,701	$4,667	$3,971	$3,355	$3,355

10.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024
Payroll, employee benefits and other administrative accruals	$38,211	$43,408
Facility, freight and warehousing accruals	9,250	9,365
Short-term operating lease liabilities	9,115	10,759
Selling and marketing related accruals	6,892	11,485
Other accruals	4,958	10,697
	$68,426	$85,714

11.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024
Revolving credit facility	$450,500	$475,000
Term loans	255,550	270,550
Less: Unamortized issuance costs	(1,844)	(1,680)
Other borrowings(1)	615	222
	704,821	744,092
Short-term borrowings and current portion of long-term debt(2)	7,653	7,569
Long-term debt, less current portion	$697,168	$736,523

(1)
Includes $615 (2024: $222) of finance lease obligations.
(2)
Includes $153 (2024: $85) of short-term finance lease obligations.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. See below for a description of the Third Amendment and Fourth Amendment (each as defined below). Following the Fourth Amendment, the Company’s maximum consolidated secured leverage ratio under the Credit Agreement was 5.00:1.00 for the quarter ended June 30, 2025 and is 5.50:1.00 for the quarter ending September 30, 2025 and thereafter. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00 and, through June 30, 2025, its minimum interest coverage ratio was 2.50:1.00.

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

Commencing on the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum.

The Third Amendment also reduced the size of the Revolver from $800,000 to $700,000 in the aggregate, with the U.S. revolving credit facility reduced from $440,000 to $385,000 and the global revolving credit facility reduced from $360,000 to $315,000.

On September 11, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, (x) the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 for the quarter ending June 30, 2025 and 5.50:1.00 for the quarter ending September 30, 2025 and thereafter, (y) the Company’s minimum consolidated interest coverage ratio was amended to be 2.00:1.00 for the quarter ending September 30, 2025 and thereafter and (z) a covenant was added requiring the Company to maintain a minimum Consolidated EBITDA (as such term is defined in the Credit Agreement as amended by the Fourth Amendment) of (i) $17,000 for the quarter ending September 30, 2025 and (ii) $52,000 for the cumulative two quarters ending September 30, 2025 and on December 31, 2025. The aforementioned financial covenants use financial measures that are defined under the Credit Agreement and not pursuant to U.S. generally accepted accounting principles. Please refer to the Credit Agreement and amendments filed as exhibits to this Form 10-K for further information related to the calculation thereof.

Commencing on the date of the Fourth Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 4.00% per annum or (b) the Base Rate plus 3.00% per annum.

The Fourth Amendment also reduced the size of the Revolver from $700,000 to $600,000 in the aggregate, with the U.S. revolving credit facility reduced from $385,000 to $330,000 and the global revolving credit facility reduced from $315,000 to $270,000.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2025 was 7.34%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of June 30, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 6.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2025 was 6.44%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of June 30, 2025, there were $450,500 of loans under the Revolver, $255,550 of Term Loans, and $2,775 of letters of credit outstanding under the Credit Agreement. As of June 30, 2025, $246,725 was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2025, the Company was in compliance with all associated covenants.

In connection with amendments to the Credit Agreement during the second quarter of fiscal year 2023, and the first quarter of fiscal 2024, the Company incurred debt issuance costs of approximately $5,841, of which $5,729 was deferred. Of the total deferred costs, $4,198 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on the consolidated balance sheets, and $1,531 are being recorded as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement utilizing the effective interest rate method. In May 2025, the Company amended the credit agreement that decreased the borrowing capacity of the Revolver, resulting in write-off of $380 of previously capitalized deferred costs.

In connection with the Second Amendment to its Credit Agreement during the fourth quarter of fiscal year 2025, the Company incurred debt issuance costs of approximately $3,448, of which $3,413 was deferred. Of the total deferred costs, $2,476 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our consolidated balance sheets, and $937 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement.

Maturities of all debt instruments, excluding unamortized issuance costs, at June 30, 2025, are as follows:

Due in Fiscal Year	Amount
2026	$7,653
2027	698,692
2028	319
Total debt and borrowings	$706,664

Interest paid during the fiscal years ended June 30, 2025, 2024 and 2023 amounted to $46,265, $52,456 and $41,698, respectively.

12.
INCOME TAXES

The components of loss before income taxes and equity in net loss of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Domestic	$(456,528)	$(148,014)	$(183,601)
Foreign	(57,203)	67,733	54,020
Total	$(513,731)	$(80,281)	$(129,581)

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024	2023
Current:
Federal	$3,686	$(55)	$3,103
State and local	1,260	616	953
Foreign	14,774	14,980	7,719
	19,720	15,541	11,775
Deferred:
Federal	2,642	(23,403)	(23,551)
State and local	(5,599)	(2,386)	271
Foreign	(1,466)	2,428	(2,673)
	(4,423)	(23,361)	(25,953)
Total	$15,297	$(7,820)	$(14,178)

Cash paid for income taxes, net of refunds, during the fiscal years ended June 30, 2025 and June 30, 2024 amounted to $12,099 and $10,303, respectively.

The reconciliation of the U.S. federal statutory rate to the Company’s effective rate on (loss) income before (benefit) provision for income taxes is as follows:

	Fiscal Year Ended June 30,
	2025	%	2024	%	2023	%
Expected United States federal income tax at statutory rate	$(107,884)	21.0%	$(16,857)	21.0%	$(27,233)	21.0%
State income taxes, net of federal benefit	(11,431)	2.2%	(5,060)	6.3%	(4,866)	3.8%
U.S. tax on foreign earnings	3,466	(0.7)%	266	(0.3)%	1,946	(1.5)%
Foreign income at different rates	(6,538)	1.3%	(313)	0.3%	(905)	0.7%
Change in valuation allowance(a)	28,757	(5.6)%	15,075	(18.8)%	14,935	(11.5)%
Change in reserves for uncertain tax positions(b)	25,863	(5.0)%	2,044	(2.5)%	637	(0.5)%
Impairment of goodwill and intangibles(c)	77,615	(15.2)%	—	—%	—	—%
Gain (loss) on disposal of subsidiary	2,104	(0.4)%	(1,116)	1.4%	—	—%
Stock-based compensation	393	(0.1)%	945	(1.2)%	—	—%
Return to provision	(301)	0.1%	(4,274)	5.3%	—	—%
Loss on capital asset	1,004	(0.2)%	—	—%	—	—%
Other	2,249	(0.4)%	1,470	(1.8)%	1,308	(1.1)%
Provision (benefit) for income taxes	$15,297	(3.0)%	$(7,820)	9.7%	$(14,178)	10.9%

(a) The Company estimated that it would not be able to utilize certain of its federal tax credit, federal tax losses and state tax loss carryovers due to its history of pretax losses and inability to carry back tax losses or credits for refunds. This negative evidence resulted in the Company increasing the valuation allowance on worldwide deferred tax assets in the year ended June 30, 2025 by $28,757, in the year ended June 30, 2024 by $15,075, and in the year ended June 30, 2023 by $14,935.

(b) The Company recorded an unrecognized tax benefit that may not be fully supported under audit.

(c) The Company recorded impairments of goodwill and intangibles to certain IP and most of the goodwill impaired did not have a deferred tax liability associated with it. Therefore the impact of these impairments is recorded as an impact to the effective tax rate.

U.S. federal tax regulations include a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax (“BEAT”) regime. For the fiscal years ended June 30, 2025, 2024 and 2023, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI tax relating to the Company’s foreign subsidiaries.

The Company elected to account for GILTI tax as a current period cost and did not record an expense during the fiscal year ended June 30, 2025. The GILTI tax expense is included in the U.S. tax benefit on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F income and unremitted earnings in total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2025	2024
Noncurrent deferred tax assets (liabilities):
Basis difference on inventory	$3,877	$4,884
Reserves not currently deductible	6,014	8,386
Basis difference on intangible assets	(29,280)	(62,549)
Basis difference on property and equipment	(18,198)	(14,946)
Other comprehensive loss (income)	2,302	(2,887)
Net operating loss and tax credit carryforwards	74,121	67,186
Stock-based compensation	1,342	1,591
Unremitted earnings of foreign subsidiaries	(3,980)	(1,873)
Operating lease liability	15,905	18,615
Lease ROU assets	(14,931)	(17,309)
Other	18,879	18,702
Valuation allowances	(96,383)	(67,626)
Noncurrent deferred tax liabilities, net	$(40,332)	$(47,826)

At June 30, 2025 and 2024, the Company had U.S. federal NOL carryforwards of approximately $113,258 and $67,138, respectively, certain of which will not expire until 2033. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382, which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $14,815 and $9,035 at June 30, 2025 and 2024, respectively, the majority of which are indefinite lived.

For the year ended June 30, 2025, the Company determined that $172,525 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $3,980. The Company continues to reinvest $610,988 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $96,383 and $67,626 at June 30, 2025 and 2024, respectively.

The changes in valuation allowances against deferred income tax assets were as follows:

	Fiscal Year Ended June 30,
	2025	2024
Balance at beginning of year	$67,626	$52,551
Additions charged to income tax expense	28,193	18,998
Reductions credited to income tax expense	(829)	(3,858)
Currency translation adjustments	1,393	(65)
Balance at end of year	$96,383	$67,626

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2025	2024	2023
Balance at beginning of year	$26,060	$23,967	$21,901
Additions based on tax positions related to the current year	24,555	1,906	1,519
Additions based on tax positions related to prior years	1,308	187	815
Reductions due to lapse in statute of limitations and settlements	—	—	(268)
Balance at end of year	$51,923	$26,060	$23,967

As of June 30, 2025, the Company had $51,923 of unrecognized tax benefits, of which $48,112 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2024, the Company had $26,060 of unrecognized tax benefits, of which $22,249 represents the amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2023, the Company had $23,967 of unrecognized tax benefits of which $20,155 would impact the effective income tax rate in future periods. Accrued liabilities for interest and penalties were $6,124 and $4,921 at June 30, 2025 and 2024, respectively.

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

13.
STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2025 and 2024, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains (Losses) on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2022	$(168,225)	$519	$500	$2,724	$(164,482)
Other comprehensive income (loss) before reclassifications	30,197	15,390	(249)	(1,022)	44,316
Amounts reclassified into (income) loss	—	(5,011)	434	(1,473)	(6,050)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2023(1)	30,197	10,379	185	(2,495)	38,266
Balance at June 30, 2023	(138,028)	10,898	685	229	(126,216)
Other comprehensive (loss) income before reclassifications	(9,045)	5,545	342	1,390	(1,768)
Amounts reclassified into income	—	(7,048)	(730)	(1,483)	(9,261)
Net change in accumulated other comprehensive loss for the fiscal year ended June 30, 2024(1)	(9,045)	(1,503)	(388)	(93)	(11,029)
Balance at June 30, 2024	(147,073)	9,395	297	136	(137,245)
Other comprehensive income (loss) before reclassifications	71,324	(1,892)	(1,670)	(6,782)	60,980
Amounts reclassified into (income) loss	—	(4,920)	1,557	(1,425)	(4,788)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2025(1)	71,324	(6,812)	(113)	(8,207)	56,192
Balance at June 30, 2025	$(75,749)	$2,583	$184	$(8,071)	$(81,053)

(1)
See Note 17, Derivatives and Hedging Activities, for the amounts reclassified into income (expense) for deferred gains (losses) on hedging instruments recorded in the consolidated statements of operations during the fiscal years ended June 30, 2025, 2024, and 2023.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2025, the Company did not repurchase any shares under the repurchase program. As of June 30, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

14.
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

In the second quarter of fiscal 2025, a new form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards since the Company has the ability and intent to settle such awards in cash.

Stock-Based Award Activity During Past Three Years

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of June 30, 2025 generally provide for vesting at 0% to 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the twelve months ended June 30, 2025 is as follows:

	2025		2024		2023
	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested at beginning of period - RSUs and PSUs	2,165	$15.03	1,288	$26.37	790	$42.44
Granted	2,278	$6.94	1,768	$11.83	1,242	$20.34
Vested	(624)	$13.52	(528)	$27.38	(250)	$36.23
Forfeited	(1,192)	$13.46	(363)	$19.13	(494)	$31.92
Non-vested at end of period - RSUs and PSUs	2,627	$9.09	2,165	$15.03	1,288	$26.37

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, for the last three fiscal years ended June 30 was as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Fair value of RSUs and PSUs granted	$15,806	$20,726	$25,258
Fair value of RSUs and PSUs vested	$4,826	$5,545	$4,684
Tax benefit recognized from RSUs and PSUs vesting	$625	$673	$631

At June 30, 2025, $11,241 of unrecognized stock-based compensation expense related to non-vested RSUs and PSUs was expected to be recognized over a weighted average period of approximately 0.99 years.

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

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at June 30, 2025 was recorded ratably based on the Company’s projected achievement at the end of the measurement period. The cash incentive award liability was $697 at June 30, 2025, $622 of which is classified as a current liability and reported in accrued expenses and other current liabilities, and the balance included in other non-current liabilities within the consolidated balance sheets.

During the three months ended June 30, 2025, the estimated fair value of granted cash-settled awards was $4,749. For the reporting period, the Company recognized a forfeiture adjustment of $1,152. As of June 30, 2025, the total remaining non-vested cash-settled awards outstanding was $3,597.

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

2025-2027 LTIP

During the fiscal year ended June 30, 2025, the Company granted market-based PSU awards under the LTIP with a total target payout of 652 shares of common stock. At June 30, 2025, there were 476 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of relative total shareholder return (“TSR”) over the period from October 29, 2024 through the earlier of: (i) October 28, 2027; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2025 TSR Performance Period”). Total shares eligible to vest range from zero to 150% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

Relative TSR PSUs
Grant date fair value (per target share)	$9.89
Risk-free interest rate	4.09%
Expected volatility	20.90%
Expected term	3.00 years

2024-2026 LTIP

During the fiscal year ended June 30, 2024, the Company granted market-based PSU awards under the LTIP with a total target payout of 618 shares of common stock. At June 30, 2025, there were 556 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from October 26, 2023 through the earlier of: (i) October 25, 2026; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2024 TSR Performance Period”). Vesting of 370 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2024 TSR Performance Period (the “2024 Relative TSR PSUs”). Vesting of 185 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2024 TSR Performance Period (the “2024 Absolute TSR PSUs”).

Total shares eligible to vest for both the 2024 Relative TSR PSUs and 2024 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2025
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

2023-2025 LTIP

During the fiscal year ended June 30, 2023, the Company granted market-based PSU awards under the LTIP with a total target payout of 429 shares of common stock. At June 30, 2024, 249 of such shares were outstanding. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from September 6, 2022 through the earlier of: (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2023 TSR Performance Period”). Vesting of 167 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2023 TSR Performance Period (the “2023 Relative TSR PSUs”). Vesting of 82 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2023 TSR Performance Period (the “2023 Absolute TSR PSUs”). Total shares eligible to vest for both the 2023 Relative TSR PSUs and 2023 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2024
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

2022-2024 LTIP

During the fiscal year ended June 30, 2022, the Company granted market-based PSU awards under the LTIP with a total target payout of 193 shares of common stock. At June 30, 2024, 44 of such shares were outstanding. Vesting is pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from November 18, 2021 through the earlier of: (i) November 17, 2024; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2022 TSR Performance Period”). Vesting of 29 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2022 TSR Performance Period (the “2022 Relative TSR PSUs”). Vesting of 15 target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2022 TSR Performance Period (the “2022 Absolute TSR PSUs”). Total shares eligible to vest for both the 2022 Relative TSR PSUs and 2022 Absolute TSR PSUs range from 0% to 200% of the target amount.

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

CEO Succession

On November 22, 2022, the Board approved a succession plan pursuant to which Mark L. Schiller, the Company’s former CEO, transitioned from his position as President and Chief Executive Officer of the Company effective as of December 31, 2022, and Wendy P. Davidson was appointed to the role of President and Chief Executive Officer and as a director on the Board, in each case effective as of January 1, 2023. As of December 31, 2022, certain of Mr. Schiller’s stock-based compensation awards were modified and others were forfeited.

On January 1, 2023, Ms. Davidson received the following awards under the 2023 - 2025 LTIP: 36 Relative TSR PSUs (at target), 18 Absolute TSR PSUs (at target) and 36 RSUs. The Relative TSR PSUs and Absolute TSR PSUs had the same TSR Performance Period, performance goals and beginning stock price as those applicable to awards granted to other employees under the 2023 - 2025 LTIP. The RSUs would vest in one-third (1/3) installments on each of September 6, 2023, 2024 and 2025. Additionally, in recognition of the compensation Ms. Davidson forfeited by leaving her former employer, Ms. Davidson also received a one-time make-whole RSU award of 95 RSUs that would vest in one-third (1/3) installments on each of the first, second and third anniversaries of January 1, 2023. Grant date fair values were calculated using a Monte-Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$13.84	$19.54
Risk-free interest rate	4.28%	4.28%
Expected volatility	40.70%	28.20%
Expected term	3.00 years	3.00 years

On May 7, 2025, the Company announced that Ms. Davidson departed as President and Chief Executive Officer and as a member of the Board effective May 6, 2025. In accordance with the agreement governing her make-whole RSU award, the remaining 32 unvested make-whole RSUs accelerated and vested as of May 6, 2025. All other unvested equity awards held by Ms. Davidson were forfeited in their entirety as of such date.

The Hain Board is executing its leadership succession plan to identify the Company’s next CEO. The Board appointed Alison E. Lewis, a member of the Board since September 2024, as Interim President and CEO. In connection with her appointment, Ms. Lewis received an RSU award of 621 RSUs that vest over a one-year period subject to Ms. Lewis’s continued employment as Interim President and Chief Executive Officer and certain other exceptions.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized on the consolidated statements of operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
Selling, general and administrative expense
Stock-based awards	$8,149	$12,704	$14,423
Cash-settled awards	697	$—	$—
Total selling, general and administrative expense	$8,846	$12,704	$14,423
Related income tax benefit	$882	$1,409	$1,734

Stock Options

The Company did not grant any stock options in fiscal years 2025, 2024 or 2023, and there were no stock options exercised during these periods. There were 122 stock options outstanding at each of June 30, 2025, 2024 and 2023, relating to a grant under a prior plan. Although no further awards can be granted under the prior plan, the stock options outstanding continue in accordance with the terms of the plan and grant. For stock options outstanding and exercisable at June 30, 2025, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was $567, and the weighted average remaining contractual life was 6.0 years. The weighted average exercise price of these stock options was $2.26. At June 30, 2025, there was no unrecognized compensation expense related to stock option awards.

15.
INVESTMENTS

On May 22, 2025, the Company sold its minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table for a total consideration of $10,000. The Company recorded a pre-tax gain of $5,396 in other expense (income), net in the consolidated statements of operations. The investment, which the Company acquired on October 27, 2015, had previously been accounted for as an equity method investment due to the Company’s representation on the Board of Directors.

16.
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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,835	$—	$5,835	$—
Liabilities:
Derivative financial instruments	$19,706	$—	$19,706	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$14,982	$—	$14,982	$—
Liabilities:
Derivative financial instruments	$3,333	$—	$3,333	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2025 or 2024.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of June 30, 2025 and June 30, 2024 were classified as Level 2.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets, such as goodwill, indefinite and definite lived intangible assets, and long-lived assets (property and equipment, and right-of-use lease assets), at fair value on a nonrecurring basis. These assets are initially measured at fair value at the time of acquisition or purchase, with adjustments only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their carrying values to their estimated fair values. If an asset is impaired, the Company recognizes an impairment expense equal to the excess of the carrying value over the estimated fair value.

For indefinite-lived intangible assets, fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units where goodwill resides are estimated using a blended analysis of the DCF income approach and GPCM market approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. For long-lived assets the Company compares the fair value of the assets to their carrying value utilizing a valuation technique commensurate with the underlying assets. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty. See Note 7, Property, Plant and Equipment, Net and Note 9, Goodwill and Other Intangible Assets for further information. For assets where a fair value test was performed, the Company utilized nonrecurring fair value measurements which are classified as Level 3.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $3,094 will be reclassified as a decrease to interest expense.

As of June 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $114 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of June 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	3	£14,067	€16,600

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

During the fiscal year ended June 30, 2025, the Company terminated four EUR-USD cross-currency swaps across various counterparties and received proceeds of $2,363. The Company simultaneously entered into new, at-market cross currency swaps with the same aggregate notional amount as the previous net investment hedges. The gain from termination will remain in AOCL until the net investment is sold or substantially liquidated.

As of June 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with the Company’s accounting policy election. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $476 relating to cross-currency swaps will be reclassified as a decrease to interest expense.

During the three months ended June 30, 2025, the Company terminated one EUR-USD cross-currency swap and received proceeds of $552. The Company simultaneously entered into a new, at-market cross currency swap with the same notional amount as the previous fair value hedge. A portion of gain was recognized in the statement of comprehensive loss, and the balance was deferred to AOCL where it will be amortized on a straight-line basis.

As of June 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of June 30, 2025, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2025	2024	2025	2024
Intercompany loan receivable	$28,982	$26,465	$2,517	$(480)

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$3,091	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	140	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,335	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	19,706
Foreign currency forward contracts	Prepaid expenses and other current assets	269	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments		$5,835		$19,706

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2024:

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for fiscal years ended June 30, 2025, 2024 and 2023:

	Amount of (Loss) Gain Recognized in AOCL on Derivatives
	Fiscal Year Ended June 30,
	2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(2,696)	$7,300	$20,413
Foreign currency forward contracts	89	50	80
Derivatives in net investment hedging relationships:
Cross-currency swaps	(8,999)	1,843	(1,279)
Derivatives in fair value hedging relationships:
Cross-currency swaps	(2,216)	454	(310)
	$(13,822)	$9,647	$18,904

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for fiscal years ended June 30, 2025, 2024 and 2023:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Fiscal Year Ended June 30,
	2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$6,581	$9,348	$6,918
Cross-currency swaps	—	—	(275)
Foreign currency forward contracts	126	—	—
Cost of sales:
Foreign currency forward contracts	(38)	9	—
Derivatives in net investment hedging relationships:
Cross-currency swaps	1,918	1,969	1,963
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	(2,056)	970	(557)
	$6,531	$12,296	$8,049

(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for fiscal years 2025, 2024, and 2023 was $460, $490, and $489, respectively.
18.
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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 80 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL is first proceeding with general causation discovery. Expert discovery is ongoing and Rule 702 briefing will proceed during the fall of 2025, with opening briefs due on September 26, 2025. The Court will hold a Rule 702 hearing during the week of December 8, 2025.

Baby Food California State Court Cases

There are currently seven personal injury cases against the Company pending in two California state Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but one of the cases have been stayed.

In that case, Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, discovery has closed. The Court held hearings on the parties’ Sargon and Summary Judgment Motions on August 11-13, 2025. Trial is currently set for March 16, 2026.

Palmquist v. The Hain Celestial Group

During a jury trial in February 2023 in the baby food-related matter Palmquist v. The Hain Celestial Group, Inc., the court granted the Company’s motion for a directed verdict, finding no liability for the Company. The Court entered Final Judgment in the Company’s favor on March 3, 2023.

Plaintiffs appealed in the Fifth Circuit, and on May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgement of the district court. The Company filed a Petition for En Banc Reconsideration, which the Fifth Circuit denied. On January 7, 2025, the Company filed a Petition for a Writ of Certiorari in the United States Supreme Court. The Supreme Court granted the Petition on April 28, 2025. The Company filed its opening brief on June 26, 2025. Respondents filed their opposition brief on August 11, 2025 and the Company filed its Reply in September 2025. The Court will hear argument on November 4, 2025.

The case has been remanded to Texas state court, where it is now pending in the District Court of Brazoria County, Texas. Discovery is ongoing, but the trial has been continued pending a decision at the United States Supreme Court.

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

19.
TRANSFORMATION PROGRAM

During the first quarter of fiscal year 2024, the Company initiated a multi-year growth, transformation and restructuring program (the “Restructuring Program”). The Restructuring Program is intended to optimize the Company’s portfolio, improve underlying profitability and increase its flexibility to invest in targeted growth initiatives, brand building and other capabilities critical to delivering future growth. The savings initiatives are expected to impact the Company’s reportable segments and Corporate and Other.

Implementation of the Restructuring Program is expected to be completed by the end of the 2027 fiscal year and is comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses.

For the fiscal year ended June 30, 2025, expenses associated with the Restructuring Program in the amount of $21,530, $2,685, and $1,599, respectively, were recorded in productivity and transformation costs, intangibles and long-lived asset impairment, and cost of sales, respectively, on the consolidated statements of operations. For the fiscal year ended June 30, 2024, expenses associated with the Restructuring Program in the amount of $27,741, $24,782 and $7,725 were recorded in productivity and transformation costs, intangibles and long-lived asset impairment, and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Restructuring Program for the fiscal years ended June 30, 2025 and 2024 by reportable segment and Corporate and Other.

	Fiscal Year Ended June 30,
	2025	2024
North America	$12,019	$32,775
Corporate and Other	10,026	20,753
International	3,769	6,720
	$25,814	$60,248

The following table displays the activities and liability balances relating to the Restructuring Program for the fiscal years ended June 30, 2025 and 2024. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2024	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at June 30, 2025
Employee-related costs	$1,985	$8,297	$(7,852)	$—	$2,430
Contract termination costs	347	1,589	(1,669)	(59)	208
Asset write-downs[1]	—	2,685	—	(2,685)	—
Other transformation-related expenses[2]	3,988	13,243	(15,651)	(1,200)	380
	$6,320	$25,814	$(25,172)	$(3,944)	$3,018

	Balance at June 30, 2023	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at June 30, 2024
Employee-related costs[3]	$—	$7,012	$(4,992)	$(35)	$1,985
Contract termination costs	—	5,439	(4,757)	(335)	347
Asset write-downs[1]	—	26,922	—	(26,922)	—
Other transformation-related expenses[2]	—	20,875	(16,887)	—	3,988
	$—	$60,248	$(26,636)	$(27,292)	$6,320

1Represents non-cash asset write-downs including asset impairment and accelerated depreciation.

2Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

3Employee-related costs include $1,130 severance related to executive officer succession.

20.
DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2025, 2024 and 2023, the Company made contributions to the Plan of $2,441, $2,560 and $2,307, respectively, and recorded retirement plan expense in the amount of $2,547, $2,675 and $2,457, respectively. In addition, while certain of the Company’s international subsidiaries maintain separate defined contribution plans for their employees, except for the U.K., the amounts are not significant to the Company’s consolidated financial statements.

Certain U.K. subsidiaries offer an auto-enrollment defined contribution plan to all employees. Employees must be aged 22 or over but under the State Pension age and have earned over £10. Employees outside of these criteria have the option to opt-in. Employees must contribute a minimum percentage to the plan and the U.K. subsidiaries make matching contributions. For the fiscal years ended June 30, 2025, 2024 and 2023, there were contributions and retirement plan expense recorded in the amount of $2,715, $2,421 and $2,096, respectively.

21.
SEGMENT INFORMATION

The Company’s organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The Interim President and Chief Executive Officer is the CODM of the Company. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment and also uses net sales in order to analyze segment results, trends and allocate resources. On a monthly basis, the CODM reviews how actual results compare to forecasts and prior periods when making decisions regarding strategic initiatives and capital investments to segments.

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized and certain realized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the fiscal years ended June 30, 2025, 2024 and 2023. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2025	2024	2023
Net Sales:
North America	$888,626	$1,055,527	$1,139,162
International	671,154	680,759	657,481
	1,559,780	1,736,286	1,796,643
Cost of sales, adjusted to exclude restructuring activities:
North America	(693,951)	(816,680)	(875,608)
International	(530,006)	(529,812)	(523,512)
	(1,223,957)	(1,346,492)	(1,399,120)
Marketing expense:
North America	(41,462)	(45,294)	(45,830)
International	(18,760)	(18,355)	(17,833)
	(60,222)	(63,649)	(63,663)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(102,867)	(112,728)	(117,277)
International	(64,323)	(64,514)	(62,708)
	(167,190)	(177,242)	(179,985)
Depreciation and amortization and other adjustments:
North America	15,124	17,903	22,996
International	27,935	26,896	29,517
	43,059	44,799	52,513
Segment Adjusted EBITDA:
North America	65,470	98,728	123,443
International	86,000	94,974	82,945
Total Reportable Segments Adjusted EBITDA	151,470	193,702	206,388
Corporate and Other	(37,681)	(39,180)	(39,766)
	113,789	154,522	166,622
Depreciation and amortization	(44,259)	(44,665)	(50,777)
Equity in net loss of equity-method investees	(1,813)	(2,581)	(1,134)
Interest expense, net	(47,773)	(54,232)	(43,936)
(Provision) benefit for income taxes	(15,297)	7,820	14,178
Stock-based compensation, net	(8,149)	(12,704)	(14,423)
Unrealized and certain realized currency losses	(3,823)	(17)	(929)
Certain litigation expenses, net(a)	(3,473)	(7,262)	1,369
Restructuring activities
Productivity and transformation costs	(21,530)	(27,741)	(7,284)
Plant closure related costs, net	(1,215)	(5,251)	(94)
Warehouse/manufacturing consolidation and other costs, net	(384)	(995)	(1,026)
CEO succession	(4,774)	—	(5,113)
Acquisitions, divestitures and other
Gain (loss) on sale of assets	3,194	(4,384)	3,529
Transaction and integration costs, net	488	34	(2,018)
Impairment charges
Goodwill impairment	(428,882)	—	—
Intangibles and long-lived asset impairment	(66,940)	(76,143)	(175,501)
Other	—	(1,443)	—
Net loss	$(530,841)	$(75,042)	$(116,537)

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.

	Fiscal Year Ended June 30,
	2025	2024	2023
Snacks	$371,012	$463,261	$486,411
Baby & Kids	241,553	252,481	284,834
Beverages	245,147	253,008	239,199
Meal Preparation	639,506	662,116	653,114
Personal Care	62,562	105,420	133,085
	$1,559,780	$1,736,286	$1,796,643

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2025	2024	2023
United States	$777,605	$940,367	$1,025,988
United Kingdom	492,046	497,150	477,400
Western Europe	179,108	183,609	180,080
Canada	111,021	115,160	113,175
	$1,559,780	$1,736,286	$1,796,643

The Company’s long-lived assets, which primarily represent property, plant and equipment, net and operating lease right-of-use assets, net by geographic region are as follows:

	Fiscal Year Ended June 30,
	2025	2024
United States	$129,558	$137,398
United Kingdom	129,799	125,945
Western Europe	65,491	66,785
Canada	11,053	18,236
	$335,901	$348,364

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our CEO and CFO have concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness described below under “Management’s Report on Internal Control Over Financial Reporting.”

Notwithstanding the material weakness, and based on the additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Under the supervision, and with the participation, of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including the Company’s CEO and CFO, has concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to the below described material weakness. Additionally, the material weakness was not a contributing factor to the impairments in the carrying value of goodwill and indefinite-lived intangible assets recorded during the fourth quarter of fiscal year 2025.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company did not design and operate effective controls as of June 30, 2025 to review on a timely basis and in sufficient detail the projected financial information and certain key assumptions and underlying calculations used in goodwill and indefinite-lived intangible asset quantitative impairment tests that were performed throughout the year.

These control deficiencies did not result in a material misstatement of the impairment losses in the interim or annual consolidated financial statements and there were no changes to previously issued financial statements. Notwithstanding the material weakness, we have concluded that the financial statements and other financial information included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The Company is in process of remediating this material weakness.

In response to the material weakness identified, with the oversight of the Audit Committee of our Board of Directors, we are conducting a detailed review and performing remediation activities to design and implement management review controls to ensure that control objectives are met. While we believe that our efforts to date have improved our internal control over financial reporting, the full impact of these changes had not been realized by June 30, 2025, and certain remediation activities are continuing to take place. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Hain Celestial Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, The Hain Celestial Group, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operation of its controls over determining the fair value of goodwill and indefinite lived intangible assets used in its quantitative impairment tests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated September 15, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Jericho, New York
September 15, 2025

Item 9B. Other Information

Fourth Amendment to Fourth Amended and Restated Credit Agreement

On September 11, 2025, the Company entered into the Fourth Amendment (the “Fourth Amendment”) to its Fourth Amended and Restated Credit Agreement, dated December 22, 2021 (the “Credit Agreement”), by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent.

Pursuant to the Fourth Amendment, the Company and the lenders agreed to, among other things, amend certain provisions relating to interest rate, revolving commitment availability, mandatory prepayment, reporting and the affirmative and negative covenants under the Credit Agreement. The amendments to financial covenants under the Fourth Amendment include (x) an increase in the Company’s maximum consolidated secured leverage ratio level to 5.00:1.00 for the quarter ended June 30, 2025 and to 5.50:1.00 for the quarter ending September 30, 2025 and thereafter, (y) a decrease in the Company’s minimum consolidated interest coverage ratio level to 2.00:1.00 for the quarter ending September 30, 2025 and thereafter and (z) the addition of a covenant to maintain a minimum Consolidated EBITDA (as such term is defined in the Credit Agreement as amended by the Fourth Amendment) of (i) $17,000,000 for the fiscal quarter ending September 30, 2025 and (ii) $52,000,000 for the cumulative two fiscal quarters ending September 30, 2025 and on December 31, 2025.

Following the Fourth Amendment, loans under the Credit Agreement will bear interest at (a) the Secured Overnight Financing Rate plus a credit spread adjustment of 0.10% plus 4.0% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 3.0% per annum.

The Fourth Amendment also reduced the size of the revolving credit facility under the Credit Agreement from $700 million to $600 million in the aggregate, with the U.S. revolving credit facility reduced from $385 million to $330 million and the global revolving credit facility reduced from $315 million to $270 million.

Departure of Global Chief Supply Chain Officer

On September 12, 2025, the Company eliminated the position of Global Chief Supply Chain Officer as part of a restructuring of the Company’s operating model. Accordingly, Steven R. Golliher, the Company’s current Global Chief Supply Chain Officer, will leave the Company effective November 3, 2025.

Mr. Golliher is entitled to severance due to the termination of his employment by the Company without cause, as described in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders filed with the SEC on September 19, 2024, subject to his execution of a separation agreement and release of claims.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders of the Company to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025 (the “2025 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2025 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2025 and 2024

Consolidated Statements of Operations - Fiscal Years ended June 30, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Loss - Fiscal Years ended June 30, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses (ii)	Deductions - describe (i)	Balance at end of period
Fiscal Year Ended June 30, 2025
Allowance for doubtful accounts	$1,517	$78	$(258)	$1,337
Valuation allowance for deferred tax assets	$67,626	$30,706	$(1,949)	$96,383
Fiscal Year Ended June 30, 2024
Allowance for doubtful accounts	$2,750	$1,066	$(2,299)	$1,517
Valuation allowance for deferred tax assets	$52,551	$18,998	$(3,923)	$67,626
Fiscal Year Ended June 30, 2023
Allowance for doubtful accounts	$1,731	$1,450	$(431)	$2,750
Valuation allowance for deferred tax assets	$36,891	$23,212	$(7,552)	$52,551

(i)
Amounts written off and changes in exchange rates.
(ii)
Includes item related to THWR purchase accounting (2025: nil; 2024: nil; 2023: $291)

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

10.1.4

Third Amendment, dated May 5, 2025, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.1.5

Fourth Amendment, dated September 11, 2025, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent.

10.1.6

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

10.2.3*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.4*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.5*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.6*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Adjusted EBITDA Margin) (incorporated by reference to Exhibit 10.4 of the

Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.7*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Unlevered Free Cash Flow) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.8*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.9*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.10*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.11*

Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.12*

Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.13*

Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (2023-2025 LTIP; Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.14*

Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Wendy P. Davidson (Make-Whole RSU Award) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.2.15*	Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Alison E. Lewis.

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

10.3.8*

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

10.5*	Offer Letter, dated May 8, 2025, between the Company and Alison E. Lewis.

10.6.1*

Employment Agreement, dated as of November 22, 2022, between the Company and Wendy Davidson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 28, 2022).

10.6.2*	Separation Agreement, dated May 21, 2025, between the Company and Wendy Davidson.

10.7*

Offer Letter, dated August 23, 2023, between the Company and Lee A. Boyce (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, filed with the SEC on November 7, 2023).

10.8*	Offer Letter, dated March 15, 2024, between the Company and Chad Marquardt.

10.9*	Separation Agreement, dated August 1, 2025, between the Company and Chad Marquardt.

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

97.1

The Hain Celestial Group, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on August 27, 2024).

101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, and (vii) Financial Statement Schedule.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	September 15, 2025	/s/ Lee A. Boyce
Lee A. Boyce Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alison E. Lewis	Interim President, Chief Executive Officer and Director (Principal Executive Officer)	September 15, 2025
Alison E. Lewis

/s/ Lee A. Boyce	Chief Financial Officer (Principal Financial Officer)	September 15, 2025
Lee A. Boyce

/s/ Michael J. Ragusa	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 15, 2025
Michael J. Ragusa

/s/ Dawn Zier	Chair of the Board	September 15, 2025
Dawn Zier

/s/ Neil Campbell	Director	September 15, 2025
Neil Campbell

/s/ Celeste A. Clark	Director	September 15, 2025
Celeste A. Clark

/s/ Shervin J. Korangy	Director	September 15, 2025
Shervin J. Korangy

/s/ Michael B. Sims	Director	September 15, 2025
Michael B. Sims

/s/ Carlyn R. Taylor	Director	September 15, 2025
Carlyn R. Taylor