Form 10-Q
period 2025-09-30
HAIN CELESTIAL GROUP INC
filed 2025-11-07
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 3, 2025, there were 90,567,218 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including statements related to our personal care business; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2025 AND JUNE 30, 2025

(In thousands, except par values)

	September 30,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$47,886	$54,355
Accounts receivable, less allowance for doubtful accounts of $1,298 and $1,337, respectively	170,731	154,440
Inventories	229,498	248,731
Prepaid expenses and other current assets	46,131	43,169
Assets held for sale	28,773	29,603
Total current assets	523,019	530,298
Property, plant and equipment, net	255,992	264,730
Goodwill	498,159	500,961
Trademarks and other intangible assets, net	207,321	210,905
Operating lease right-of-use assets, net	69,993	71,171
Other assets	28,415	25,213
Total assets	$1,582,899	$1,603,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,667	$188,307
Accrued expenses and other current liabilities	81,321	68,426
Current portion of long-term debt	7,647	7,653
Liabilities related to assets held for sale	12,202	12,987
Total current liabilities	276,837	277,373
Long-term debt, less current portion	708,563	697,168
Deferred income taxes	41,404	40,332
Operating lease liabilities, noncurrent portion	63,798	65,284
Other noncurrent liabilities	47,308	48,116
Total liabilities	1,137,910	1,128,273
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 112,584 and 112,491 shares, respectively; outstanding: 90,344 and 90,284 shares, respectively	1,126	1,125
Additional paid-in capital	1,240,405	1,238,402
Retained earnings	26,053	46,678
Accumulated other comprehensive loss	(92,378)	(81,053)
	1,175,206	1,205,152
Less: Treasury stock, at cost, 22,240 and 22,207 shares, respectively	(730,217)	(730,147)
Total stockholders’ equity	444,989	475,005
Total liabilities and stockholders’ equity	$1,582,899	$1,603,278

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2025 AND 2024

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2024
Net sales	$367,883	$394,596
Cost of sales	299,805	312,986
Gross profit	68,078	81,610
Selling, general and administrative expenses	65,512	71,328
Productivity and transformation costs	8,219	5,018
Amortization of acquired intangible assets	1,212	2,180
Long-lived asset impairment	—	31
Operating (loss) income	(6,865)	3,053
Interest and other financing expense, net	15,499	13,746
Other (income) expense, net	(656)	5,292
Loss before income taxes and equity in net loss of equity-method investees	(21,708)	(15,985)
(Benefit) provision for income taxes	(1,256)	3,523
Equity in net loss of equity-method investees	173	155
Net loss	$(20,625)	$(19,663)

Net loss per common share:
Basic	$(0.23)	$(0.22)
Diluted	$(0.23)	$(0.22)

Shares used in the calculation of net loss per common share:
Basic	90,309	89,861
Diluted	90,309	89,861

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2025 AND 2024

(In thousands)

	Three Months Ended
	September 30, 2025			September 30, 2024
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit (expense)	After tax amount
Net loss			$(20,625)			$(19,663)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(10,798)	$-	(10,798)	$47,815	$-	47,815
Change in deferred losses on cash flow hedging instruments	(1,008)	230	(778)	(9,702)	2,438	(7,264)
Change in deferred gains on fair value hedging instruments	52	(14)	38	151	(38)	113
Change in deferred gains (losses) on net investment hedging instruments	287	(74)	213	(3,777)	949	(2,828)
Total other comprehensive (loss) income	$(11,467)	$142	$(11,325)	$34,487	$3,349	$37,836

Total comprehensive (loss) income			$(31,950)			$18,173

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2025

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2025	112,491	$1,125	$1,238,402	$46,678	22,207	$(730,147)	$(81,053)	$475,005
Net loss				(20,625)				(20,625)
Other comprehensive loss							(11,325)	(11,325)
Issuance of common stock pursuant to stock-based compensation plans	93	1						1
Employee shares withheld for taxes					33	(70)		(70)
Stock-based compensation expense			2,003					2,003
Balance at September 30, 2025	112,584	$1,126	$1,240,405	$26,053	22,240	$(730,217)	$(92,378)	$444,989

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In thousands)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,625)	$(19,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,411	11,427
Deferred income taxes	160	(671)
Equity in net loss of equity-method investees	173	155
Stock-based compensation, net	2,003	2,876
Long-lived asset impairment	—	31
(Gain) loss on sale of assets	(886)	3,934
Other non-cash items, net	232	1,085
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(15,707)	(3,926)
Inventories	16,210	2,282
Other current assets	(4,103)	(2,471)
Other assets and liabilities	(2,858)	579
Accounts payable and accrued expenses	1,510	(6,425)
Net cash used in operating activities	(8,480)	(10,787)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,227)	(5,757)
Proceeds from sale of assets	13	12,066
Net cash (used in) provided by investing activities	(5,214)	6,309
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	68,000	59,000
Repayments under bank revolving credit facility	(54,500)	(61,000)
Repayments under term loan	(1,875)	(1,875)
Payments of other debt, net	(2,511)	(21)
Employee shares withheld for taxes	(70)	(302)
Net cash provided by (used in) financing activities	9,044	(4,198)
Effect of exchange rate changes on cash	(1,819)	11,222
Net (decrease) increase in cash and cash equivalents	(6,469)	2,546
Cash and cash equivalents at beginning of period	54,355	54,307
Cash and cash equivalents at end of period	$47,886	$56,853

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2025 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2025 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $73,689 and $56,959 during the three months ended September 30, 2025 and 2024, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash used in operating activities on the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

There have been no new accounting standards adopted since the filing of the Form 10-K for the fiscal year ended June 30, 2025 that have significance, or potential significance, to the interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07 “Derivatives and Hedging and Revenue from Contracts with Customers, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles — Goodwill and Other — Internal-Use Software, to better align with current software development practices, including agile methodologies. The amendments are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended September 30,
	2025	2024
Numerator:
Net loss	$(20,625)	$(19,663)

Denominator:
Basic and diluted weighted average shares outstanding	90,309	89,861
Basic and diluted net loss per common share	$(0.23)	$(0.22)

Due to the Company’s net loss in each of the three months ended September 30, 2025 and September 30, 2024, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the respective periods.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its personal care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its PC business was held for sale and ascribed an aggregate $11,000 of goodwill from its U.S. and Canada reporting units, which comprise the North America reportable segment, to the PC business. The operating results of the business were not significant. The Company anticipates entering into a definitive agreement to sell these assets within 12 months from when it was initially classified as held for sale.

During the three months ended September 30, 2025, due to changes in the carrying value of the net assets compared to estimated fair value less cost to dispose, the Company recorded a reversal of non-cash charges of $1,113 to the allowance for reduction of assets held for sale, reducing the balance to $25,730. The reversal was reflected within other (income) expense, net on the consolidated statements of operations. The following table presents the major classes of assets and liabilities of the PC business classified as held for sale:

	September 30, 2025	June 30, 2025
ASSETS
Accounts receivable, net	$5,085	$7,121
Inventories	31,227	30,347
Prepaid expenses and other current assets	846	1,112
Property, plant and equipment, net	916	918
Goodwill	11,000	11,164
Other noncurrent assets	50	80
Operating lease right-of-use assets, net	5,379	5,704
Allowance for reduction of assets held for sale	(25,730)	(26,843)
Assets held for sale	$28,773	$29,603
LIABILITIES
Accounts payable	$5,206	$5,432
Operating lease liabilities	5,441	5,793
Accrued expenses and other current liabilities	1,555	1,762
Liabilities held for sale	$12,202	$12,987

5.
DISPOSITION

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. The divestiture is consistent with the Company’s portfolio simplification process. ParmCrisps® was part of the Company’s North America reportable segment. During the three months ended September 30, 2024, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other expense, net.

6.
INVENTORIES

Inventories consisted of the following:

	September 30, 2025	June 30, 2025
Finished goods	$164,824	$177,990
Raw materials, work-in-progress, and packaging	64,674	70,741
	$229,498	$248,731

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2025	June 30, 2025
Land	$11,815	$11,926
Buildings and improvements	61,177	61,788
Machinery and equipment	348,064	347,867
Computer hardware and software	57,262	56,466
Furniture and fixtures	22,387	22,599
Leasehold improvements	38,726	38,680
Construction in progress	11,676	12,692
	551,107	552,018
Less: Accumulated depreciation	295,115	287,288
	$255,992	$264,730

Depreciation expense for the three months ended September 30, 2025 and 2024 was $11,444 and $7,910, respectively.

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

The components of lease expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
Operating lease expenses	$3,481	$4,109
Finance lease expenses	66	37
Variable lease expenses	25	173
Short-term lease expenses	311	426
Total lease expenses	$3,883	$4,745

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2025(1)	$312,321	$188,640	$500,961
Translation	—	(2,802)	(2,802)
Balance as of September 30, 2025	$312,321	$185,838	$498,159
(1)
The total carrying value of goodwill is reflected net of $563,159 of accumulated impairment charges, of which $365,379 is related to the North America reportable segment and $197,780 is related to the International reportable segment.

As of September 30, 2025, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of its reporting units was less than its carrying amount, including goodwill. The Company concluded that there were no events or circumstances that warranted an interim quantitative impairment test for goodwill during the three months ended September 30, 2025. As of September 30, 2025, goodwill associated with the U.S. and U.K. reporting units had a carrying value of $312,321 and $114,021, respectively. The goodwill related to the U.S. and U.K. reporting units are at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2025	June 30, 2025
Non-amortized intangible assets:
Trademarks and tradenames(1)	$177,261	$179,282
Amortized intangible assets:
Other intangibles(2)	157,174	159,162
Less: Accumulated amortization	(127,114)	(127,539)
Net amortized intangible assets	30,060	31,623
Net other intangible assets	$207,321	$210,905

(1) The gross carrying value of trademarks and tradenames is reflected net of accumulated impairment charges of $275,990 as of each of September 30, 2025 and June 30, 2025.

(2)
The gross carrying value of other intangible assets is reflected net of accumulated non-cash impairment charges of $30,326 as of each of September 30, 2025 and June 30, 2025.

There were no events or circumstances that warranted an interim impairment test for indefinite-lived intangible assets during the three months ended September 30, 2025 or 2024.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 7.9 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,
	2025	2024
Amortization of acquired intangibles	$1,212	$2,180

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2025	June 30, 2025
Revolving credit facility	$464,000	$450,500
Term loans	253,675	255,550
Less: Unamortized issuance costs	(2,033)	(1,844)
Other borrowings(1)	568	615
	716,210	704,821
Short-term borrowings and current portion of long-term debt(2)	7,647	7,653
Long-term debt, less current portion	$708,563	$697,168

(1) Includes $568 (June 30, 2025: $615) of finance lease obligations.

(2) Includes $147 (June 30, 2025: $153) of short-term finance lease obligations.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. See below for a description of the Third Amendment and Fourth Amendment (each as defined below). Following the Fourth Amendment, the Company’s maximum consolidated secured leverage ratio under the Credit Agreement was 5.00:1.00 for the quarter ended June 30, 2025 and is 5.50:1.00 for the quarter ending September 30, 2025 and thereafter. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00, and, through June 30, 2025, its minimum interest coverage ratio was 2.50:1.00.

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

On September 11, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, (x) the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 for the quarter ending June 30, 2025 and 5.50:1.00 for the quarter ending September 30, 2025 and thereafter, (y) the Company’s minimum consolidated interest coverage ratio was amended to be 2.00:1.00 for the quarter ending September 30, 2025 and thereafter and (z) a covenant was added requiring the Company to maintain a minimum Consolidated EBITDA (as such term is defined in the Credit Agreement as amended by the Fourth Amendment) of (i) $17,000 for the quarter ending September 30, 2025 and (ii) $52,000 for the cumulative two quarters ending September 30, 2025 and on December 31, 2025. The aforementioned financial covenants use financial measures that are defined under the Credit Agreement and not pursuant to U.S. GAAP.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2025 was 7.78%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of September 30, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2025 was 7.31%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of September 30, 2025, there were $464,000 of loans outstanding under the Revolver, $253,675 of outstanding Term Loans, and $2,667 of letters of credit outstanding under the Credit Agreement. As of September 30, 2025 and June 30, 2025, $133,333 and $246,725, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2025, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the Fourth Amendment to its Credit Agreement during the first quarter of fiscal year 2026, the Company incurred debt issuance costs of approximately $2,846, of which $2,529 was deferred. Of the total deferred costs, $1,996 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheets, and $533 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement. Further, the Fourth Amendment decreased the borrowing capacity of the Revolver, resulting in write-off of $604 of previously capitalized deferred costs.

Interest paid during the three months ended September 30, 2025 and September 30, 2024 was $13,602 and $12,455, respectively.

11.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss), which has been the case for certain jurisdictions for the quarter ended September 30, 2025. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was a benefit of 5.8% and an expense of 22.0% for the three months ended September 30, 2025 and 2024, respectively. The income tax benefit for the three months ended September 30, 2025 reflected foreign tax benefit in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes. The income tax expense for the three months ended September 30, 2024 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

On July 4, 2025, new U.S. tax legislation, the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the tax effects of changes in tax rates and tax law be recognized in the period in which the legislation is enacted. The Company completed its initial assessment of OBBBA for the quarter ended September 30, 2025. For the provisions effective in fiscal 2026, there was no material impact to the Company’s effective tax rate for the quarter ended September 30, 2025. The Company will continue to evaluate the impact of the new legislation on its consolidated financial statements as additional guidance is issued.

Many countries where the Company operates have adopted a global minimum corporate income tax as introduced by the Organization for Economic Cooperation and Development (“OECD”). This new minimum tax was not significant for the quarter ended September 30, 2025.

12.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred (Losses) Gains on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)

Balance at June 30, 2025	$(75,749)	$2,583	$184	$(8,071)	$(81,053)
Other comprehensive (loss) income before reclassifications	(10,798)	320	142	575	(9,761)
Amounts reclassified into income	—	(1,098)	(104)	(362)	(1,564)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2025(1)	(10,798)	(778)	38	213	(11,325)
Balance at September 30, 2025	$(86,547)	$1,805	$222	$(7,858)	$(92,378)

(1) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three months ended September 30, 2025 and 2024.

13.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (as amended, the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Shareholders held on November 17, 2022, and further amended at each of the Company’s 2024 Annual Meeting of Shareholders held on October 31, 2024 and the Company’s 2025 Annual Meeting of Stockholders held on October 30, 2025. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The 2022 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and its 2019 Equity Inducement Award Program. The Company’s long-term incentive program (“LTIP”) is described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

In the second quarter of fiscal 2025, a new form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards since the Company has the ability and intent to settle such awards in cash.

Compensation cost and related income tax (expense) benefit recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2025	2024
Selling, general and administrative expense
Stock-based awards	$2,003	$2,876
Cash-settled awards	106	—
Total selling, general and administrative expense	2,109	2,876
Related income tax (expense) benefit	$(16)	$283

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of September 30, 2025 generally provide for vesting at 0% to 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the three months ended September 30, 2025 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2025	2,624	$9.09
Granted	—	$—
Vested	(93)	$14.50
Forfeited	(283)	$18.09
Non-vested RSUs and PSUs outstanding at September 30, 2025	2,248	$7.74

The fair value of RSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Three Months Ended September 30,
	2025	2024
Fair value of RSUs granted	$—	$86
Fair value of shares vested	$158	$823
Tax benefit recognized from restricted shares vesting	$22	$100

No PSUs were granted or vested during the three months ended September 30, 2025. At September 30, 2025, there was $8,194 of unrecognized stock-based compensation expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 1.19 years.

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

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at September 30, 2025 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $803 at September 30, 2025, all of which is classified as a liability and reported in accrued expenses and other current liabilities.

During the three months ended September 30, 2025, the estimated fair value of granted cash-settled awards was $2,610. For the reporting period, the Company recognized a forfeiture adjustment of $219.

At September 30, 2025, there was $1,807 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.08 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$4,659	$—	$4,659	$—
Liabilities:
Derivative financial instruments	$19,352	$—	$19,352	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,835	$—	$5,835	$—
Liabilities:
Derivative financial instruments	$19,706	$—	$19,706	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2025 or 2024.

Derivative Instruments

The Company uses interest rate swaps to manage interest rate risk and cross-currency swaps and foreign currency exchange contracts to manage exposure to currency fluctuations. These instruments are valued using techniques like discounted cash flow (“DCF”) analysis, which considers the contractual terms and market-based inputs such as interest rate curves and implied volatilities. The fair values of interest rate swaps are determined by netting the discounted future fixed and variable cash flows. The variable cash flows are based on expected future interest rates.

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of September 30, 2025 and June 30, 2025 were classified as Level 2.

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

For indefinite-lived intangible assets, fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units where goodwill resides are estimated using a blended analysis of the DCF income approach and the Guideline Public Company Method (“GPCM”) market approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. For long-lived assets, the Company compares the fair value of the assets to their carrying value utilizing a valuation technique commensurate with the underlying assets. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $2,221 will be reclassified as a decrease to interest expense.

As of September 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

As of September 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	3	£1,964	€2,250

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

As of September 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of September 30, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of September 30, 2025 and June 30, 2025, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Intercompany loan receivable	$28,954	$28,982	$(27)	$2,517

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$2,218	Accrued expenses and other current liabilities	$—
Interest rate swaps	Other noncurrent assets	103	Other noncurrent liabilities	—
Cross-currency swaps	Prepaid expenses and other current assets	2,338	Accrued expenses and other current liabilities	—
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	19,352
Total derivatives designated as hedging instruments		$4,659		$19,352

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2025:

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended September 30,
	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$430	$(7,366)
Derivatives in net investment hedging relationships:
Cross-currency swaps	771	(3,282)
Derivatives in fair value hedging relationships:
Cross-currency swaps	190	(809)
	$1,391	$(4,091)

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended September 30,
	2025	2024
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$1,340	$2,336
Cost of sales:
Foreign currency forward contracts	98	—
Derivatives in net investment hedging relationships:
Cross-currency swaps	484	495
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	138	(960)
	$2,060	$1,871

(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the three months ended September 30, 2025 and 2024 was $111 and $123, respectively.
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

For the three months ended September 30, 2025, expenses associated with the Restructuring Program in the amount of $8,219 and $5,283, were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations. For the three months ended September 30, 2024, expenses associated with the Restructuring Program in the amount of $5,018, $376, and $31, were recorded in productivity and transformation costs, cost of sales, and long-lived asset impairment, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Restructuring Program for the three-month periods ended September 30, 2025 and September 30, 2024 by reportable segments and Corporate and Other.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
North America	$9,406	$2,241
Corporate and Other	3,328	1,990
International	768	1,194
	$13,502	$5,425

The following table displays the activities and liability balances relating to the Restructuring Program for the three-month period ended September 30, 2025. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2025	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at September 30, 2025
Employee-related costs[1]	$2,430	$6,085	$(2,099)	$—	$6,416
Contract termination costs	208	286	(233)	—	261
Asset write-downs[2]	—	3,550	—	(3,550)	—
Other transformation-related expenses[3]	380	3,581	(1,925)	(239)	1,797
	$3,018	$13,502	$(4,257)	$(3,789)	$8,474

1 Employee-related costs include $833 of severance related to executive officer succession.
2 Represents non-cash asset write downs due to accelerated depreciation.
3 Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. On September 29, 2025, the Second Circuit reversed and remanded the matter for further proceedings. Defendants filed a petition for panel rehearing or rehearing en banc on October 27, 2025 and await a decision.

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

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. The parties have agreed to extend the stay during the pendency of the pending appeal in the Consolidated Securities Action, most recently through the earlier of September 29, 2025 or 30 days after the Second Circuit issues a decision on plaintiffs’ appeal. Following the Second Circuit’s reversal and remand on September 29, 2025, the Court further ordered a further status update to be provided on November 14, 2025.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 100 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL is first proceeding with general causation discovery. Expert discovery has closed. The parties Rule 702 motions have been fully briefed. The Court will hold Rule 702 hearings during the week of December 8, 2025.

Baby Food California State Court Cases

There are currently ten personal injury cases against the Company pending in California State Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now (or will be) included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but three of the cases are currently stayed.

In Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, discovery has closed. The Court held hearings on the parties’ Sargon and Summary Judgment Motions on August 11-13, 2025. The Court will continue to hold hearings on the parties’ motions in fall 2025. Trial is currently set for March 16, 2026.

On September 30, 2025, the Court lifted the discovery and pleading stay in two additional cases: Kaleb R. v. Hain Celestial Group, Inc. et al. (No. 23STCV30542) and Samuel R. v. Hain Celestial Group, Inc. et al. (No. 23CV057126). Discovery is ongoing in both cases.

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

The Company successfully petitioned the United States Supreme Court for a writ of certiorari, and the appeal is fully briefed as of September 10, 2025. The Court heard oral argument on November 4, 2025 and the parties await a decision.

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

18.
SEGMENT INFORMATION

The Company’s organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The Interim President and Chief Executive Officer is the CODM of the Company. The Company’s measure of segment profitability is Adjusted EBITDA and the CODM also uses net sales in order to analyze segment results and trends to allocate resources. On a monthly basis, the CODM reviews how actual results compare to forecasts and prior periods when making decisions regarding strategic initiatives and capital investments to segments.

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the three months ended September 30, 2025 and 2024. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2025	2024
Net Sales:
North America	$203,920	$231,140
International	163,963	163,456
	367,883	394,596
Cost of sales, adjusted to exclude restructuring activities:
North America	(157,716)	(183,527)
International	(138,299)	(129,130)
	(296,015)	(312,657)
Marketing expense:
North America	(6,924)	(8,645)
International	(3,978)	(4,391)
	(10,902)	(13,036)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(24,843)	(30,927)
International	(16,000)	(16,424)
	(40,843)	(47,351)
Depreciation and amortization and other adjustments:
North America	2,572	4,418
International	6,869	6,859
	9,441	11,277
Segment Adjusted EBITDA:
North America	17,009	12,459
International	12,555	20,370
Total Reportable Segments Adjusted EBITDA	29,564	32,829
Corporate and Other	(9,832)	(10,454)
	19,732	22,375
Depreciation and amortization	(15,411)	(11,427)
Equity in net loss of equity-method investees	(173)	(155)
Interest expense, net	(13,142)	(12,995)
Benefit (provision) for income taxes	1,256	(3,523)
Stock-based compensation, net	(2,003)	(2,876)
Unrealized currency losses	(265)	(1,194)
Certain litigation expenses, net(a)	(827)	(827)
Restructuring activities
Productivity and transformation costs	(8,219)	(5,018)
Plant closure related costs, net	(286)	(376)
Acquisitions, divestitures and other
Transaction and integration costs, net	(2,173)	318
Gain (loss) on sale of assets	886	(3,934)
Impairment charges
Long-lived asset impairment	—	(31)
Net loss	$(20,625)	$(19,663)

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended September 30,
	2025	2024
Snacks	$80,015	$99,475
Baby & Kids	55,792	60,768
Beverages	59,574	56,676
Meal Preparation	159,622	159,392
Personal Care	12,880	18,285
	$367,883	$394,596

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended September 30,
	2025	2024
United States	$178,155	$202,773
United Kingdom	117,896	122,406
Western Europe	46,066	41,050
Canada	25,766	28,367
	$367,883	$394,596

There has been no material change to Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2025 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

Implementation of the Restructuring Program is expected to be completed by the end of the 2027 fiscal year. Cumulative pretax charges associated with the Restructuring Program are expected to be $100 million - $110 million comprised of contract termination costs, asset write-downs, employee-related costs and other transformation-related expenses. For the three months ended September 30, 2025, we incurred pretax charges of $14 million of expenses associated with the Restructuring Program, compared to $5 million in the prior year period.

As part of the Restructuring Program, the Company completed the sale of three non-core brands and our investment in a joint venture during fiscal 2024 and fiscal 2025. We also announced the exit of the Yves Veggie Cuisine® plant-based business in Canada, which was completed in the second quarter of fiscal 2026. We initiated actions to consolidate our personal care manufacturing footprint and exit our non-strategic joint venture in India, which were substantially completed in the first quarter of fiscal 2025. The Company also initiated actions to: (i) simplify its distribution footprint in the U.S.; (ii) rationalize certain product categories for greater capacity utilization, cost reduction and margin expansion; and (iii) reduce office space. Annualized pretax savings are expected to be $130 million - $150 million. The gross savings to date reflect operating model savings, productivity delivery and benefits from revenue growth management initiatives, offset by volume deleveraging and input cost inflation.

Global Economic Environment

Inflation volatility, changing consumer behavior, and geopolitical tensions, particularly the Russia-Ukraine conflict, have driven higher supply chain costs and broader business impacts. Tariffs and potential countermeasures further contribute to industry-wide uncertainty. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2025 and 2024 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2025		September 30, 2024		Dollars	Percentage
Net sales	$367,883	100.0%	$394,596	100.0%	$(26,713)	(6.8)%
Cost of sales	299,805	81.5%	312,986	79.3%	(13,181)	(4.2)%
Gross profit	68,078	18.5%	81,610	20.7%	(13,532)	(16.6)%
Selling, general and administrative expenses	65,512	17.8%	71,328	18.1%	(5,816)	(8.2)%
Productivity and transformation costs	8,219	2.2%	5,018	1.3%	3,201	63.8%
Amortization of acquired intangible assets	1,212	0.3%	2,180	0.6%	(968)	(44.4)%
Long-lived asset impairment	—	0.0%	31	0.0%	(31)	(100.0)%
Operating (loss) income	(6,865)	(1.9)%	3,053	0.8%	(9,918)	*
Interest and other financing expense, net	15,499	4.2%	13,746	3.5%	1,753	12.8%
Other (income) expense, net	(656)	(0.2)%	5,292	1.3%	(5,948)	*
Loss before income taxes and equity in net loss of equity-method investees	(21,708)	(5.9)%	(15,985)	(4.1)%	(5,723)	35.8%
(Benefit) provision for income taxes	(1,256)	(0.3)%	3,523	0.9%	(4,779)	*
Equity in net loss of equity-method investees	173	0.0%	155	0.0%	18	11.6%
Net loss	$(20,625)	(5.6)%	$(19,663)	(5.0)%	$(962)	4.9%

Adjusted EBITDA	$19,732	5.4%	$22,375	5.7%	$(2,643)	(11.8)%
Diluted net loss per common share	$(0.23)		$(0.22)		$(0.01)	4.4%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended September 30, 2025 were $367.9 million, a decrease of $26.7 million, or 6.8%, including an unfavorable impact of $12.3 million, or 2.7%, related to held for sale businesses, discontinued brands and exited product categories and a favorable impact of $6.6 million, or 1.7%, from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $21.0 million, or 5.8%, from the prior year quarter. The decrease in organic net sales comprised of a 7% decrease in volume/mix, partially offset by a 1% increase in price. The decrease in each of net sales and organic net sales was primarily due to declines in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $68.1 million, a decrease of $13.5 million, or 16.6%, as compared to the prior year quarter. Gross profit margin for the three months ended September 30, 2025 was 18.5% compared with 20.7% in the prior year quarter.

The decrease in gross profit was driven primarily by the International reportable segment, mainly due to lower volume/mix and cost inflation, partially offset by productivity savings and trade efficiencies. This decline was partially offset by an increase in gross profit in the North America reportable segment, mainly driven by higher margin due to productivity savings, pricing and trade efficiencies, partially offset by lower volume/mix and cost inflation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $65.5 million for the three months ended September 30, 2025, a decrease of $5.8 million, or 8.2%, from $71.3 million for the prior year quarter. The decrease was due to lower employee-related and non people cost discipline, as the Company began to implement overhead reduction actions.

Productivity and Transformation Costs

Productivity and transformation costs were $8.2 million for the three months ended September 30, 2025, an increase of $3.2 million, or 63.8%, from $5.0 million in the prior year quarter. The increase was primarily due to higher costs incurred in connection with the Restructuring Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $1.2 million for the three months ended September 30, 2025, a decrease of $1.0 million from $2.2 million in the prior year quarter, primarily reflecting reduced amortization expenses due to the impairment of the Personal Care tradenames (Alba Botanica®, Avalon Organics®, and JASON®) and Live Clean® customer relationships recognized in the second quarter of fiscal 2025. See Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of the Form 10-K.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2025 was $6.9 million compared to operating income of $3.1 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $15.5 million for the three months ended September 30, 2025, an increase of $1.8 million, or 12.8%, from $13.7 million in the prior year quarter. The increase resulted primarily due to higher financing fees related to the amendment of our credit agreement. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $0.7 million for the three months ended September 30, 2025, compared to $5.3 million of other expense, net in the prior year quarter. The change primarily reflected the recognition of a $3.9 million pretax loss on the sale of the ParmCrisps® business and higher net unrealized foreign currency losses in the prior year quarter.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2025 was $21.7 million compared to $16.0 million in the prior year quarter. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $1.3 million for the three months ended September 30, 2025 compared to expense of $3.5 million in the prior year quarter.

The effective income tax rate was a benefit of 5.8% and an expense of 22.0% for the three months ended September 30, 2025 and 2024, respectively. The income tax benefit for the three months ended September 30, 2025 reflected foreign tax benefit in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes. The income tax expense for the three months ended September 30, 2024 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for each of the three months ended September 30, 2025 and September 30, 2024 was a loss of $0.2 million.

Net Loss

Net loss for the three months ended September 30, 2025, was $20.6 million, or $0.23 per diluted share, compared to $19.7 million, or $0.22 per diluted share, in the prior year quarter. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $19.7 million and $22.4 million for the three months ended September 30, 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended September 30, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/25	$203,920	$163,963	$—	$367,883
Three months ended 9/30/24	231,140	163,456	—	394,596
$ change	$(27,220)	$507	n/a	$(26,713)
% change	(11.8)%	0.3%	n/a	(6.8)%

Adjusted EBITDA
Three months ended 9/30/25	$17,009	$12,555	$(9,832)	$19,732
Three months ended 9/30/24	12,459	20,370	(10,454)	22,375
$ change	$4,550	$(7,815)	$622	$(2,643)
% change	36.5%	(38.4)%	5.9%	(11.8)%

Adjusted EBITDA margin
Three months ended 9/30/25	8.3%	7.7%	n/a	5.4%
Three months ended 9/30/24	5.4%	12.5%	n/a	5.7%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2025 were $203.9 million, a decrease of $27.2 million, or 11.8%, including an unfavorable impact of $12.4 million or 4.3% related to held for sale businesses, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $14.7 million, or 7.4%, to $185.0 million from $199.7 million in the prior year quarter.

The decrease in net sales primarily reflected lower net sales in the snacks, personal care, and meal preparation categories, partially offset by higher net sales in the beverages category. The decrease in the snacks category was due to velocity challenges and distribution losses. The decline in the meal preparation category was primarily due to the impact of discontinued brands and exited product categories, while the decline in the personal care category was driven by portfolio simplification initiatives and distribution losses.

The decrease in organic net sales was primarily due to volume softness in the snacks category, as a result of velocity challenges and distribution losses, partially offset by growth in the beverages, baby & kids and meal preparation categories.

Adjusted EBITDA for the three months ended September 30, 2025 was $17.0 million, an increase of $4.6 million, or 36.5%, from Adjusted EBITDA of $12.5 million in the prior year quarter. The increase was primarily driven by productivity savings, reduction in SG&A expenses, and pricing and trade efficiencies, partially offset by impact of lower volumes and cost inflation. Adjusted EBITDA margin was 8.3%, a 290-basis point increase from the prior year period.

International

Our net sales in the International reportable segment for the three months ended September 30, 2025 were $164.0 million, an increase of $0.5 million, or 0.3%, including a favorable impact of $6.7 million or 4.1% related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $6.4 million or 3.9% to $156.5 million from $162.9 million the prior year quarter.

The increase in net sales was primarily due to higher sales in the meal preparation and beverages categories, substantially offset by lower sales in the baby & kids category. The decrease in organic net sales was primarily due to lower sales in the baby & kids category, partially offset by growth in the meal preparation category. The decrease in the baby & kids category was primarily driven by industry-wide volume softness in purees in the U.K.

Adjusted EBITDA for the three months ended September 30, 2025 was $12.6 million, a decrease of $7.8 million, or 38.4%, from Adjusted EBITDA of $20.4 million in the prior year quarter. The decrease was primarily driven by a decrease in gross profit associated with lower volume/mix and cost inflation, partially offset by productivity savings, pricing and trade efficiencies. Adjusted EBITDA margin was 7.7%, a 480-basis point decrease from the prior year period.

Corporate and Other

The decrease in Corporate and Other adjusted EBITDA primarily reflected a reduction in compensation-related expenses.

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

As of September 30, 2025, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.81:1.00, 4.81:1.00 and 2.92:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to generally accepted accounting principles in the U.S. (“GAAP”). Please refer to the Credit Agreement and amendments filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences” set forth in Part I, Item 1A, “Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2025.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2025 was 7.78%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of September 30, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2025 was 7.31%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of September 30, 2025, there were $464.0 million of loans outstanding under the Revolver, $253.7 million of outstanding Term Loans, and $2.7 million of letters of credit outstanding under the Credit Agreement. As of September 30, 2025 and June 30, 2025, $133.3 million and $246.7 million, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2025, the Company was in compliance with all associated covenants.

Cash and Cash Equivalents

Our cash and cash equivalents balance decreased by $6.5 million at September 30, 2025 to $47.9 million as compared to $54.4 million at June 30, 2025. Our working capital was $246.2 million at September 30, 2025, a decrease of $6.7 million from $252.9 million at the end of fiscal 2025. Additionally, our total debt increased by $11.4 million at September 30, 2025 to $716.2 million as compared to $704.8 million at June 30, 2025 as a result of an increase in net borrowings during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of September 30, 2025, substantially all cash was held outside the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash (Used in) Provided by Operating, Investing and Financing Activities

	Three Months Ended September 30,		Change in
(Dollars in thousands)	2025	2024	Dollars
Cash flows (used in) provided by:
Operating activities	$(8,480)	$(10,787)	$2,307
Investing activities	(5,214)	6,309	(11,523)
Financing activities	9,044	(4,198)	13,242
Effect of exchange rate changes on cash	(1,819)	11,222	(13,041)
Net (decrease) increase in cash and cash equivalents	$(6,469)	$2,546	$(9,015)

Cash used in operating activities was $8.5 million for the three months ended September 30, 2025, a decrease of $2.3 million from cash used in operating activities of $10.8 million in the prior year period. This decrease in cash used in operating activities versus the prior year period resulted primarily from lower cash utilization of $5.0 million for our working capital accounts which was mainly due to focused inventory management, which generated year-over-year improvement of $13.9 million and resulted in an increased benefit from accounts payable and accrued expenses in the amount of $7.9 million, partially offset by a decrease in accounts receivable recovery of $11.8 million as well as an increase of $2.7 million in net loss adjusted for non-cash charges.

Cash used in investing activities was $5.2 million for the three months ended September 30, 2025, a change of $11.5 million from cash provided by investing activities of $6.3 million in the prior year period. The net change was primarily due to the receipt of proceeds from the sale of ParmCrisps of $12.0 million in the prior year and lower capital expenditures in the three months ended September 30, 2025 due to phasing of capital projects. See Note 5, Disposition, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Cash provided by financing activities was $9.0 million for the three months ended September 30, 2025, a change of $13.2 million compared to cash used in financing activities of $4.2 million in the prior year period. The increase in cash used in financing activities was primarily due to higher net debt borrowings during the three months ended September 30, 2025.

Free Cash Flow

Our free cash flow was negative $13.7 million for the three months ended September 30, 2025, an improvement of $2.8 million from negative free cash flow of $16.5 million in the three months ended September 30, 2024. The period-over-period change resulted primarily from a decrease in cash flows used in operations of $2.3 million driven by the reasons explained above, and lower capital expenditures of $0.5 million. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash used in operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2025, the Company did not repurchase any shares under the repurchase program. As of September 30, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2025	$203,920	$163,963	$367,883
Less: Impact of held for sale businesses, discontinued brands and exited product categories	19,100	728	19,828
Less: Impact of foreign currency exchange	(158)	6,718	6,560
Organic net sales - Three months ended September 30, 2025	$184,978	$156,517	$341,495

Net sales - Three months ended September 30, 2024	$231,140	$163,456	$394,596
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	31,477	602	32,079
Organic net sales - Three months ended September 30, 2024	$199,663	$162,854	$362,517

Net sales decline	(11.8)%	0.3%	(6.8)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(4.3)%	0.1%	(2.7)%
Less: Impact of foreign currency exchange	(0.1)%	4.1%	1.7%
Organic net sales decline	(7.4)%	(3.9)%	(5.8)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation expenses, net, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, long-lived asset impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Net loss	$(20,625)	$(19,663)

Depreciation and amortization	15,411	11,427
Equity in net loss of equity-method investees	173	155
Interest expense, net	13,142	12,995
(Benefit) provision for income taxes	(1,256)	3,523
Stock-based compensation, net	2,003	2,876
Unrealized currency losses	265	1,194
Certain litigation expenses, net(a)	827	827
Restructuring activities
Productivity and transformation costs	8,219	5,018
Plant closure related costs, net	286	376
Acquisitions, divestitures and other
Transaction and integration costs, net	2,173	(318)
(Gain) loss on sale of assets	(886)	3,934
Impairment charges
Long-lived asset impairment	—	31
Adjusted EBITDA	$19,732	$22,375

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

A reconciliation from cash flows (used in) provided by operating activities to Free Cash Flow is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024
Net cash used in operating activities	$(8,480)	$(10,787)
Purchases of property, plant and equipment	(5,227)	(5,757)
Free Cash Flow	$(13,707)	$(16,544)

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, from which there have been no material changes. We are providing the below update regarding goodwill.

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

As of September 30, 2025, goodwill associated with the U.S. and U.K. reporting units had a carrying value of $312,321 and $114,021, respectively. The goodwill related to the U.S. and U.K. reporting units are at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods. We monitor our reporting units at risk of impairment for interim impairment indicators.

As of September 30, 2025, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Indefinite-Lived Intangible Assets

The Sensible Portions® and Spectrum® intangible assets are part of the North America reportable segment and have a remaining aggregate carrying value of $8,000 and $11,800, respectively, as of September 30, 2025. The Spectrum® and Sensible Portions® tradenames remain at risk of impairment in future periods in the event of unfavorable changes in assumptions, including forecasted future cashflows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, during the three months ended September 30, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Notwithstanding the material weakness, and based on the additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP, our management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company is in the process of improving its policies and procedures relating to the design and operating effectiveness of controls to review on a timely basis and in sufficient detail the projected financial information and certain key assumptions and underlying calculations used in goodwill and indefinite-lived intangible asset quantitative impairment tests.

Management is taking actions to implement new or enhance existing controls and procedures to ensure proper and timely review of business activities impacting the projected financial information and certain key assumptions and underlying calculations used in preparing goodwill and indefinite-lived intangible asset quantitative impairment tests. The material weaknesses will be considered remediated when the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation will occur by the end of fiscal 2026. We continue to monitor the design and operation of these remedial measures through the date of this report.

Changes in Internal Control Over Financial Reporting

Other than the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, there were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the discussion of the material factors contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2025, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended September 30, 2025, there were 33,090 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $1.72 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

On September 18, 2025, Carlyn R. Taylor, a member of the Company’s Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The trading plan provides for the sale of an aggregate of up to 53,957 shares of the Company’s common stock for personal tax planning purposes. The plan will terminate on December 31, 2025, subject to possible early termination for certain specified events set forth in the plan.

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

10.1*

Second Amendment to The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025).

10.2

Fourth Amendment, dated September 11, 2025, to the Fourth Amended and Restated Credit Agreement,

dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America,

N.A., as administrative agent (incorporated by reference to Exhibit 10.1.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

10.3*

Separation Agreement, dated August 1, 2025, between the Company and Chad Marquardt (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 7, 2025	/s/ Alison E. Lewis
Alison E. Lewis, Interim President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2025	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2025	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)