Form 10-Q
period 2025-12-31
HAIN CELESTIAL GROUP INC
filed 2026-02-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

or

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

Yes ☐ No ☒

As of February 3, 2026, there were 90,992,740 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; changes to consumer preferences; our ability to execute our business strategy; the ability to satisfy the conditions to the closing of the contemplated disposition of our North American Snacks business, which may include conditions outside of our control; our ability to successfully separate the North American Snacks business and realize the benefits of the contemplated disposition; compliance with our credit agreement and our ability to refinance, retire and/or extend the maturity of the Company’s existing debt; our ability to manage our supply chain effectively; input cost inflation, including as a result of tariffs; reliance on independent contract manufacturers; disruption of operations at our manufacturing facilities; customer concentration; reliance on independent distributors; risks associated with operating internationally; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; foreign currency exchange risk; general economic conditions; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; cybersecurity incidents; disruptions to information technology systems; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; our ability to manage our financial reporting and internal control systems and processes; compliance with data privacy laws; the adequacy of our insurance coverage; climate impacts; liabilities, claims or regulatory change with respect to environmental matters; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

December 31, 2025 AND JUNE 30, 2025

(In thousands, except par values)

	December 31,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$68,017	$54,355
Accounts receivable, less allowance for doubtful accounts of $2,212 and $1,337, respectively	174,064	154,440
Inventories	215,742	248,731
Prepaid expenses and other current assets	76,435	43,169
Assets held for sale	30,137	29,603
Total current assets	564,395	530,298
Property, plant and equipment, net	250,500	264,730
Goodwill	378,042	500,961
Trademarks and other intangible assets, net	194,293	210,905
Operating lease right-of-use assets, net	67,348	71,171
Other assets	22,832	25,213
Total assets	$1,477,410	$1,603,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,475	$188,307
Accrued expenses and other current liabilities	103,190	68,426
Current portion of long-term debt	704,315	7,653
Liabilities related to assets held for sale	10,554	12,987
Total current liabilities	1,016,534	277,373
Long-term debt, less current portion	388	697,168
Deferred income taxes	40,923	40,332
Operating lease liabilities, noncurrent portion	61,683	65,284
Other noncurrent liabilities	27,637	48,116
Total liabilities	1,147,165	1,128,273
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 113,456 and 112,491 shares, respectively; outstanding: 90,993 and 90,284 shares, respectively	1,135	1,125
Additional paid-in capital	1,241,446	1,238,402
Retained (deficit) earnings	(89,953)	46,678
Accumulated other comprehensive loss	(91,893)	(81,053)
	1,060,735	1,205,152
Less: Treasury stock, at cost, 22,463 and 22,207 shares, respectively	(730,490)	(730,147)
Total stockholders’ equity	330,245	475,005
Total liabilities and stockholders’ equity	$1,477,410	$1,603,278

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2025 AND 2024

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net sales	$384,120	$411,485	$752,003	$806,081
Cost of sales	309,681	318,033	609,486	631,019
Gross profit	74,439	93,452	142,517	175,062
Selling, general and administrative expenses	60,903	70,155	126,415	141,483
Goodwill impairment	119,908	91,267	119,908	91,267
Intangibles and long-lived asset impairment	11,917	17,986	11,917	18,017
Productivity and transformation costs	5,234	4,190	13,453	9,208
Amortization of acquired intangible assets	1,199	1,753	2,411	3,933
Proceeds from insurance claim	(25,900)	—	(25,900)	—
Operating loss	(98,822)	(91,899)	(105,687)	(88,846)
Interest and other financing expense, net	15,662	12,800	31,161	26,546
Other (income) expense, net	(997)	(4,040)	(1,653)	1,252
Loss before income taxes and equity in net loss of equity-method investees	(113,487)	(100,659)	(135,195)	(116,644)
Provision for income taxes	2,386	2,728	1,130	6,251
Equity in net loss of equity-method investees	133	588	306	743
Net loss	$(116,006)	$(103,975)	$(136,631)	$(123,638)

Net loss per common share:
Basic	$(1.28)	$(1.15)	$(1.51)	$(1.37)
Diluted	$(1.28)	$(1.15)	$(1.51)	$(1.37)

Shares used in the calculation of net loss per common share:
Basic	90,655	90,132	90,482	89,997
Diluted	90,655	90,132	90,482	89,997

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2025 AND 2024

(In thousands)

	Three Months Ended
	December 31, 2025			December 31, 2024
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax (expense) benefit	After tax amount
Net loss			$(116,006)			$(103,975)
Other comprehensive income (loss):
Foreign currency translation adjustments before reclassifications	$1,163	$—	1,163	$(64,695)	$—	(64,695)
Change in deferred (losses) gains on cash flow hedging instruments	(885)	226	(659)	4,093	(1,087)	3,006
Change in deferred gains (losses) on fair value hedging instruments	18	(5)	13	(479)	127	(352)
Change in deferred (losses) gains on net investment hedging instruments	(43)	11	(32)	6,084	(1,617)	4,467
Total other comprehensive income (loss)	$253	$232	$485	$(54,997)	$(2,577)	$(57,574)

Total comprehensive loss			$(115,521)			$(161,549)

	Six Months Ended
	December 31, 2025			December 31, 2024
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit (expense)	After tax amount
Net loss			$(136,631)			$(123,638)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(9,635)	$—	(9,635)	$(16,880)	$—	(16,880)
Change in deferred losses on cash flow hedging instruments	(1,893)	456	(1,437)	(5,610)	1,351	(4,259)
Change in deferred gains (losses) on fair value hedging instruments	70	(19)	51	(329)	89	(240)
Change in deferred gains on net investment hedging instruments	244	(63)	181	2,308	(667)	1,641
Total other comprehensive loss	$(11,214)	$374	$(10,840)	$(20,511)	$773	$(19,738)

Total comprehensive loss			$(147,471)			$(143,376)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2025

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	(Deficit) Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2025	112,491	$1,125	$1,238,402	$46,678	22,207	$(730,147)	$(81,053)	$475,005
Net loss				(20,625)				(20,625)
Other comprehensive loss							(11,325)	(11,325)
Issuance of common stock pursuant to stock-based compensation plans	93	1						1
Employee shares withheld for taxes					33	(70)		(70)
Stock-based compensation expense			2,003					2,003
Balance at September 30, 2025	112,584	$1,126	$1,240,405	$26,053	22,240	$(730,217)	$(92,378)	$444,989
Net loss				(116,006)				(116,006)
Other comprehensive income							485	485
Issuance of common stock pursuant to stock-based compensation plans	872	9	(10)					(1)
Employee shares withheld for taxes					223	(273)		(273)
Stock-based compensation expense			1,051					1,051
Balance at December 31, 2025	113,456	$1,135	$1,241,446	$(89,953)	22,463	$(730,490)	$(91,893)	$330,245

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED December 31, 2025 AND 2024

(In thousands)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,631)	$(123,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,560	22,447
Deferred income taxes	(23)	(1,116)
Equity in net loss of equity-method investees	306	743
Stock-based compensation, net	3,054	6,449
Goodwill impairment	119,908	91,267
Intangibles and long-lived asset impairment	11,917	18,017
(Gain) loss on sale of assets	(2,028)	2,308
Other non-cash items, net	1,332	(498)
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(19,589)	(1,459)
Inventories	31,967	3,973
Other current assets	(33,126)	(7,682)
Other assets and liabilities	(3,149)	(90)
Accounts payable and accrued expenses	27,990	9,397
Net cash provided by operating activities	28,488	20,118
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,215)	(12,139)
Proceeds from sale of assets	1,782	13,767
Investments and joint ventures, net	—	2,570
Net cash (used in) provided by investing activities	(10,433)	4,198
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	113,000	109,000
Repayments under bank revolving credit facility	(109,500)	(121,000)
Repayments under term loan	(3,750)	(3,750)
Payments of other debt, net	(2,609)	(42)
Employee shares withheld for taxes	(343)	(1,258)
Net cash used in financing activities	(3,202)	(17,050)
Effect of exchange rate changes on cash	(1,191)	(5,373)
Net increase in cash and cash equivalents	13,662	1,893
Cash and cash equivalents at beginning of period	54,355	54,307
Cash and cash equivalents at end of period	$68,017	$56,200

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

As part of this review, on January 30, 2026, the Company entered into a definitive agreement to sell its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) for $115,000 in cash, subject to a customary inventory adjustment (the “Transaction”). The Company will use the net proceeds from the Transaction to pay down debt. The Transaction, which is expected to close in February 2026, represents an important first step in the Company’s broader strategic review, as it will reduce leverage while enabling the Company to focus on a more concentrated portfolio of core assets to drive growth. See Note 19, Subsequent Event. Further, in the third quarter of fiscal year 2025, we announced that we were exploring strategic alternatives regarding our personal care business to focus on our portfolio of better-for-you food and beverages.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2025 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30,

2026. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2025 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All dollar amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Going Concern and Management’s Plan

As of December 31, 2025, the Company had $705,800 of debt obligations maturing on December 22, 2026, consisting of $454,000 of loans outstanding under the Revolver and $251,800 of Term Loans (each as defined in Note 10, Debt and Borrowings). As of December 31, 2025, the Company had cash of $68,017 and available liquidity of $143,651, subject to compliance with financial covenants, and the Company was in compliance with all associated covenants under its Credit Agreement (see Note 10, Debt and Borrowings). In addition, on January 2, 2026, the Company received $25,900 of proceeds from an insurance claim (see Note 18, Segment Information), which it used to repay loans outstanding under the Revolver, further reducing the Company’s future debt obligations.

As discussed above, the Company announced that its Board of Directors commenced a strategic review of the Company’s business and capital structure, in part to evaluate options to improve liquidity and reduce leverage. As part of this review, on January 30, 2026, the Company entered into a definitive agreement to sell its North American Snacks Business for $115,000, the net proceeds of which will be used to repay a portion of the Term Loans.

The Company and the Board of Directors remain focused on completing the strategic review and taking decisive actions to strengthen the Company’s financial flexibility, improve performance and address the upcoming debt maturity under the Credit Agreement. These actions include a continued review of the Company’s portfolio and the pursuit of further asset sales to refine the Company’s operating model with a focus on categories and platforms in key markets. In addition, management is executing targeted inventory and other working capital optimization initiatives designed to improve the Company’s cash conversion and enhance liquidity. The Company also continues to have active engagement with its lenders, assess opportunities to refinance the Company’s debt or extend the maturity under the Credit Agreement, and evaluate potential capital raising or other strategic transactions.

The Company believes that the successful execution of these plans will enable the Company to refinance and/or retire the existing debt prior to its maturity or extend the maturity date under the Credit Agreement. However, Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” requires that management not conclude that such an outcome is “probable” if, among other factors, the outcome is not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of these financial statements due to the uncertainty regarding the Company’s ability to refinance or repay its debt due on December 22, 2026 because no such refinancing, retirement or extension has occurred prior to the issuance of the financial statements. The Company’s ability to continue as a going concern remains subject to successful execution of its strategic plan and securing additional financing, if needed. If the Company is unable to execute its plans to generate sufficient liquidity, it may not have adequate resources to repay or refinance its debt, which would have a material adverse effect on the Company’s financial position and results of operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and no adjustments have been made to the financial statements to reflect the possibility of the Company’s inability to meet its debt obligations or continue as a going concern.

Significant Accounting Policies

The Company's significant accounting policies are described in Note 2, Summary of Significant Accounting Policies and Practices, in the Notes to the Consolidated Financial Statements in the Form 10-K. Included herein are certain updates to those policies.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $137,078 and $137,117 during the six months ended December 31, 2025 and 2024, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

There have been no new accounting standards adopted since the filing of the Form 10-K for the fiscal year ended June 30, 2025 that have significance, or potential significance, to the interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the ASC and to make other incremental improvements to U.S. GAAP. The update represents changes that clarify, correct errors in or make other minor improvements to a broad range of topics that is intended to make it easier to understand and apply, including ASC 260, “Earnings Per Share”, ASC 325, “Investments – Other”, and ASC 958, “Not-for-Profit Entities”. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

On November 25, 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”). ASU 2025-09 clarifies the application of previous hedge accounting guidance and addresses emerging issues identified by stakeholders, including those related to reference rate reform. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07 “Derivatives and Hedging and Revenue from Contracts with Customers, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)”. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the guidance in ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software, to better align with current software development practices, including agile methodologies. The amendments are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(116,006)	$(103,975)	$(136,631)	$(123,638)

Denominator:
Basic and diluted weighted average shares outstanding	90,655	90,132	90,482	89,997

Basic and diluted net loss per common share	$(1.28)	$(1.15)	$(1.51)	$(1.37)

Due to the Company’s net loss in each of the three and six months ended December 31, 2025 and December 31, 2024, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions and such conditions had not been achieved during the respective periods.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its personal care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its PC business was held for sale and ascribed an aggregate $11,000 of goodwill from its U.S. and Canada reporting units, which comprise the North America reportable segment, to the PC business. The operating results of the business were not significant. The Company anticipates that it will sell or dispose of these assets within 12 months. During the six months ended December 31, 2025, due to changes in the carrying value of the net assets compared to estimated fair value less cost to dispose, the Company recorded a $900 reduction to the allowance for assets held for sale, reducing the balance to $25,918.

During the three months ended December 31, 2025, the Company substantially completed the exit of the Yves Veggie Cuisine® plant-based business in Canada (“Yves”) and accordingly classified its remaining property, plant and equipment, net, with a remaining carrying value of $2,650 as held for sale.

The following table presents the major classes of assets and liabilities of the PC business and Yves classified as held for sale:

	December 31, 2025	June 30, 2025
ASSETS
Accounts receivable, net	$5,178	$7,121
Inventories	29,629	30,347
Prepaid expenses and other current assets	806	1,112
Property, plant and equipment, net	3,584	918
Goodwill	11,122	11,164
Other noncurrent assets	57	80
Operating lease right-of-use assets, net	5,679	5,704
Allowance for reduction of assets held for sale	(25,918)	(26,843)
Assets held for sale	$30,137	$29,603
LIABILITIES
Accounts payable	$3,742	$5,432
Operating lease liabilities	5,046	5,793
Accrued expenses and other current liabilities	1,766	1,762
Liabilities held for sale	$10,554	$12,987

5.
DISPOSITION

ParmCrisps®

On August 30, 2024, the Company completed the sale of its ParmCrisps® business for total cash consideration of $12,000, subject to customary post-closing adjustments. During the six months ended December 31, 2024, the Company deconsolidated the net assets of ParmCrisps®, primarily consisting of $7,280, $6,725, and $1,282 of goodwill, inventory, and machinery and equipment, respectively, and recognized a pretax loss on sale of $3,863 recorded in other (income) expense, net.

6.
INVENTORIES

Inventories consisted of the following:

	December 31, 2025	June 30, 2025
Finished goods	$154,147	$177,990
Raw materials, work-in-progress, and packaging	61,595	70,741
	$215,742	$248,731

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	December 31, 2025	June 30, 2025
Land	$11,232	$11,926
Buildings and improvements	56,248	61,788
Machinery and equipment	329,733	347,867
Computer hardware and software	57,413	56,466
Furniture and fixtures	22,463	22,599
Leasehold improvements	38,703	38,680
Construction in progress	11,795	12,692
	527,587	552,018
Less: Accumulated depreciation	277,087	287,288
	$250,500	$264,730

Depreciation expense for the three months ended December 31, 2025 and 2024 was $8,098 and $8,038, respectively. Depreciation expense for the six months ended December 31, 2025 and 2024 was $19,542 and $15,948, respectively.

As of December 31, 2025, the Company reclassified $2,650 of property, plant and equipment, net related to Yves as held for sale (see Note 4, Assets and Liabilities Held For Sale).

During the three and six months ended December 31, 2024, the Company recognized a non-cash impairment charge of $2,254 related to certain PC production assets included in the North America reportable segment, to reduce the carrying value of such long-lived assets to their estimated fair value. Impairment charges were recorded within intangibles and long-lived asset impairment on the consolidated statement of operations.

During the three and six months ended December 31, 2024, the Company recognized a $1,700 pretax gain on the sale of assets related to its former Bell, CA production facility, which was included as a component of other (income) expense, net on the consolidated statement of operations.

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

The components of lease expenses for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Operating lease expenses	$3,577	$3,937	$7,057	$8,046
Finance lease expenses	64	35	130	72
Variable lease expenses	32	177	57	350
Short-term lease expenses	228	414	539	840
Total lease expenses	$3,901	$4,563	$7,783	$9,308

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2025(1)	$312,321	$188,640	$500,961
Impairment charge	(38,495)	(81,413)	(119,908)
Translation	—	(3,011)	(3,011)
Balance as of December 31, 2025	$273,826	$104,216	$378,042
(1)
The total carrying value of goodwill is reflected net of $563,159 of accumulated impairment charges, of which $365,379 is related to the North America reportable segment and $197,780 is related to the International reportable segment.

As of December 31, 2025, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a continued decline in the projected performance and cash flows of the U.S. reporting unit, and in connection with the pending agreement to sell its North American Snacks Business, the Company completed an interim quantitative impairment test of goodwill. As a result of the recognition of an intangible asset impairment charge within the United Kingdom (“U.K.”) reporting unit in the International reportable segment and a continued decline in the projected performance and cash flows of the U.K. reporting unit, the Company also completed an interim quantitative impairment test of goodwill. For the Western Europe and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

In performing the quantitative tests for the U.S. and U.K., the fair values were estimated using the Discounted Cash Flow (“DCF”) method income approach as such method was determined to be more representative of future performance from a market participant point of view. As of December 31, 2025, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $459,000, resulting in the recognition of a non-cash impairment charge of $38,495 to reduce the carrying value of the U.S. reporting unit goodwill to $273,826. As of December 31, 2025, the U.K. reporting unit’s carrying amount exceeded its estimated fair value of $270,525, resulting in the recognition of a non-cash impairment charge of $81,413 to reduce the carrying value of the U.K. reporting unit goodwill to $32,331. The U.K. reporting unit’s impairment charge reflected the sales volume decline that the Company continued to experience. The discount rate in both quantitative tests also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization.

The goodwill related to the U.S. and U.K. reporting units remains at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

During the three months ended December 31, 2024, the Company recognized a non-cash impairment charge of $91,267 to reduce the carrying value of the U.S. reporting unit goodwill to its estimated fair value.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	December 31, 2025	June 30, 2025
Non-amortized intangible assets:
Trademarks and tradenames(1)	$165,418	$179,282
Amortized intangible assets:
Other intangibles(2)	157,336	159,162
Less: Accumulated amortization	(128,461)	(127,539)
Net amortized intangible assets	28,875	31,623
Net other intangible assets	$194,293	$210,905
(1)
The gross carrying value of trademarks and tradenames is reflected net of accumulated impairment charges of $287,969 and $275,990 as of December 31, 2025 and June 30, 2025, respectively.
(2)
The gross carrying value of other intangible assets is reflected net of accumulated non-cash impairment charges of $30,326 as of each of December 31, 2025 and June 30, 2025.

During the three months ended December 31, 2025, as a result of a continued decline in net sales driven by industry-wide volume softness for purees within the U.K., the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods indefinite-lived tradename. The Company concluded that the indefinite-lived intangible asset estimated fair value exceeded its carrying amount by 12.8%. The intangible asset is part of the International reportable segment and had a carrying value of $35,801 as of December 31, 2025.

During the three months ended December 31, 2025, as a result of continued decline in net sales, the Company conducted an interim quantitative impairment test for the Hartley’s® jelly indefinite-lived tradename. The Company concluded that the indefinite-lived tradename carrying amount exceeded its estimated fair value. During the three months ended December 31, 2025, the Company recorded a non-cash impairment charge of $11,917 which was recorded within intangibles and long-lived asset impairment on the consolidated statement of operations. The Hartley’s® jelly indefinite-lived intangible asset is part of the International reportable segment and had a remaining carrying value of $37,685 as of December 31, 2025.

The Ella’s Kitchen® baby and kids foods, Hartley’s® jelly, Sensible Portions®, and Spectrum® indefinite-lived tradenames remain at risk of impairment in future periods in the event of unfavorable changes in assumptions, including forecasted future cash flows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors. The Sensible Portions® and Spectrum® intangible assets, which were quantitatively tested in the prior year, are part of the North America reportable segment and have remaining carrying value of $8,000 and $11,800, respectively, as of December 31, 2025.

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

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Amortization of acquired intangibles	$1,199	$1,753	$2,411	$3,933

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	December 31, 2025	June 30, 2025
Revolving credit facility	$454,000	$450,500
Term loans	251,800	255,550
Less: Unamortized issuance costs	(1,622)	(1,844)
Finance lease obligations	525	615
	704,703	704,821
Current debt and finance lease obligations(1)	704,315	7,653
Long-term debt and finance lease obligations, less current portion	$388	$697,168
(1)
Includes $137 (June 30, 2025: $153) of short-term finance lease obligations.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2025 was 8.26%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of December 31, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2025 was 7.71%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of December 31, 2025, there were $454,000 of loans under the Revolver, $251,800 of Term Loans, and $2,349 of letters of credit outstanding under the Credit Agreement. As of December 31, 2025, the Company had $705,800 of debt obligations maturing on December 22, 2026. See Note 2, Basis of Presentation, for management’s going concern assessment and plan. As of December 31, 2025 and June 30, 2025, $143,651 and $246,725, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of December 31, 2025, the Company was in compliance with all associated covenants.

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

Interest paid during the three and six months ended December 31, 2025 was $14,245 and $27,847, respectively. Interest paid during the three and six months ended December 31, 2024 was $11,828 and $24,283, respectively.

11.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended December 31, 2025. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was an expense of 2.1% and 2.7% for the three months ended December 31, 2025 and 2024, respectively. The effective income tax rate was an expense of 0.8% and 5.4% for the six months ended December 31, 2025 and 2024, respectively. The effective income tax rates for the three and six months ended December 31, 2025 and December 31, 2024 were impacted by the geographical mix of earnings and state income taxes. The effective income tax rate for the three and six months ended December 31, 2025 was also impacted by the recognition of a receivable associated with a Representation & Warranty (“R&W”) insurance claim related to a prior acquisition, impairment of goodwill and movement in both federal and state valuation allowances. The effective income tax rate for the three and six months ended December 31, 2024 was impacted by the impairment of goodwill and personal care intangibles and movement in both federal and state valuation allowances.

12.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred (Losses) Gains on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)
Other comprehensive (loss) income before reclassifications	(64,695)	4,357	1,190	4,831	(54,317)
Amounts reclassified into income	—	(1,351)	(1,542)	(364)	(3,257)
Net change in accumulated other comprehensive (loss) income for the three months ended December 31, 2024(1)	(64,695)	3,006	(352)	4,467	(57,574)
Balance at December 31, 2024	$(163,953)	$5,137	$58	$1,775	$(156,983)

Balance at June 30, 2025	$(75,749)	$2,583	$184	$(8,071)	$(81,053)
Other comprehensive (loss) income before reclassifications	(10,798)	320	142	575	(9,761)
Amounts reclassified into income	—	(1,098)	(104)	(362)	(1,564)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2025(1)	(10,798)	(778)	38	213	(11,325)
Balance at September 30, 2025	$(86,547)	$1,805	$222	$(7,858)	$(92,378)
Other comprehensive income before reclassifications	1,163	49	81	329	1,622
Amounts reclassified into income	—	(708)	(68)	(361)	(1,137)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2025(1)	1,163	(659)	13	(32)	485
Balance at December 31, 2025	$(85,384)	$1,146	$235	$(7,890)	$(91,893)
(1)
See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three and six months ended December 31, 2025 and 2024.
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

In the second quarter of fiscal 2025, a form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards since the Company has the ability and intent to settle such awards in cash.

Compensation cost and related income tax benefits recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Selling, general and administrative expense
Stock-based awards	$1,051	$3,573	$3,054	$6,449
Cash-settled awards	56	272	328	272
Total selling, general and administrative expenses	$1,107	$3,845	$3,382	$6,721
Related income tax benefit	$49	$190	$32	$473

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of December 31, 2025 generally provide for vesting at 0% to 100%, 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the six months ended December 31, 2025 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2025	2,624	$9.09
Granted	5,406	$0.94
Vested	(965)	$6.77
Forfeited	(747)	$10.39
Non-vested RSUs and PSUs outstanding at December 31, 2025	6,318	$2.32

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Six Months Ended December 31,
	2025	2024
Fair value of RSUs and PSUs granted	$5,101	$14,855
Fair value of shares vested	$1,271	$4,411
Tax benefit recognized from restricted shares vesting	$210	$597

At December 31, 2025, there was $9,932 of unrecognized stock-based compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of 1.29 years.

Cash-Settled Award Activity

The Company grants cash-settled awards that are either service-based or subject to the achievement of minimum market conditions or performance goals. Service-based cash awards generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. For cash awards tied to minimum market conditions or performance goals, award amounts are stated at target levels with vesting at 0% to 100% or 150% of the target level depending on conditions or performance. Cash-based awards are issued at no cost to the recipient.

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at December 31, 2025 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $171 at December 31, 2025, all of which is classified as a liability and reported in accrued expenses and other current liabilities.

During the six months ended December 31, 2025, the estimated fair value of granted cash-settled awards was $3,362. For the reporting period, the Company recognized a forfeiture adjustment of $564.

At December 31, 2025, there was $4,724 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.60 years.

CEO Grant

In connection with her appointment as Interim President and Chief Executive Officer, Alison Lewis received a one-time grant of 621 RSUs on May 7, 2025. On December 15, 2025, upon her appointment as President and Chief Executive Officer, she vested in a prorated portion of that grant, resulting in the vesting of 378 shares of common stock and the residual awards were forfeited.

On December 15, 2025, Ms. Lewis received a grant under the LTIP for a total of 2,150 share units comprising 1,500 PSUs and 650 RSUs which represent the total three-year long-term incentive opportunity that would have been granted under the fiscal year 2026 – 2028 LTIP. The PSUs will vest upon the achievement of pre-established stock price targets while she is employed as follows:

•
375 shares if the 30-trading day average stock price equals or exceeds $3.00
•
375 shares if the 30-trading day average stock price equals or exceeds $5.00
•
375 shares if the 30-trading day average stock price equals or exceeds $7.00
•
375 shares if the 30-trading day average stock price equals or exceeds $9.00

The RSUs will vest one-third each year on the anniversary of the start date, subject to her continued employment.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$1,434	$—	$1,434	$—
Liabilities:
Derivative financial instruments	$17,180	$—	$17,180	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,835	$—	$5,835	$—
Liabilities:
Derivative financial instruments	$19,706	$—	$19,706	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the six months ended December 31, 2025 or 2024.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of December 31, 2025 and June 30, 2025 were classified as Level 2.

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

For indefinite-lived intangible assets, fair value is determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. Fair value measurements for reporting units where goodwill resides are estimated using the Discounted Cash Flow (“DCF”) method income approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. For long-lived assets, the Company compares the fair value of the assets to their carrying value utilizing a valuation technique commensurate with the underlying assets. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

During the three and six months ended December 31, 2025, the Company recorded non-cash impairment charges of $38,495 and $81,413, related to the goodwill of the U.S. and U.K. reporting units, respectively, as discussed in Note 9, Goodwill and Other Intangible Assets. As of December 31, 2025, the U.S. and U.K. reporting units goodwill balances were each classified as a Level 3 asset measured at fair value on a nonrecurring basis with an estimated fair value of $459,000 and $270,525, respectively.

During the three and six months ended December 31, 2025, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly indefinite-lived tradenames and recorded a non-cash impairment charge of $11,917 for Hartley’s® jelly indefinite-lived tradename, as discussed in Note 9, Goodwill and Other Intangible Assets. The fair value was determined using the relief from royalty approach, considering factors like future growth, royalty rates, discount rates, and other variables. As of December 31, 2025, such intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $35,801 and $37,685, respectively.

During the three and six months ended December 31, 2024, the Company recorded a non-cash impairment charge of $91,267 related to U.S. reporting unit goodwill, as discussed in Note 9, Goodwill and Other Intangible Assets. As of December 31, 2024, such goodwill was classified as a Level 3 asset measured at fair value on a nonrecurring basis.

During the three and six months ended December 31, 2024, the Company recorded non-cash impairment charges of $17,986 for personal care intangible assets and associated property, plant and equipment as discussed in Note 7, Property and Equipment, Net, and Note 9, Goodwill and Other Intangible Assets. As of December 31, 2024, such intangible assets and property, plant and equipment were classified as Level 3 assets measured at fair value on a nonrecurring basis.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and six months ended December 31, 2025 and 2024, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $1,435 will be reclassified as a decrease to interest expense.

As of December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $11 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of December 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	3	£3,981	€4,500

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

As of December 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of December 31, 2025, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of December 31, 2025 and June 30, 2025, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
Intercompany loan receivable	$28,975	$28,982	$(7)	$2,517

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2025:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$1,434	Accrued expenses and other current liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	17,068
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	44
Total derivatives designated as hedging instruments		$1,434		$17,112

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three and six months ended December 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$124	$6,389	$554	$(978)
Foreign currency forward contracts	(44)	(456)	(44)	(456)
Derivatives in net investment hedging relationships:
Cross-currency swaps	441	6,579	1,212	3,297
Derivatives in fair value hedging relationships:
Cross-currency swaps	109	1,620	299	811
	$630	$14,132	$2,021	$2,674

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three and six months ended December 31, 2025 and 2024:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$1,011	$1,840	$2,351	$4,176
Cross-currency swaps	—	—	—	—
Cost of sales:
Foreign currency forward contracts	(46)	—	52	—
Derivatives in net investment hedging relationships:
Cross-currency swaps	484	495	968	989
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	91	2,099	229	1,140
	$1,540	$4,434	$3,600	$6,305
(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the three months ended December 31, 2025 and 2024 was $111 and $123, respectively. The amount of gain, excluded from effectiveness testing, which was reclassified from AOCL into income for the six months ended December 31, 2025 and 2024 was $222 and $247, respectively.

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

During the three and six months ended December 31, 2025, the Company entered into auto-cancellable Target Redemption Forward (“TARF”) contracts to buy up to €13,800, as part of its strategy to manage exposure to certain Euro-denominated liabilities across 13 defined bi-weekly fixed ranges over a six-month period from January 2026 to June 2026. During the three months ended December 31, 2025, the Company recorded a loss of $68 on such TARF contracts, which is included in other (income) expense, net in the consolidated statements of operations.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Target Redemption Forward	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$68

16.
TRANSFORMATION PROGRAM

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”) and incurred charges related to contract terminations, asset write‑downs, employee‑related costs, and other transformation-related expenses.

For the three months ended December 31, 2025, expenses associated with the Restructuring Program in the amount of $3,776 were recorded in productivity and transformation costs, on the consolidated statements of operations. For the three months ended December 31, 2024, expenses associated with the Restructuring Program in the amount of $4,190, $2,254 and $858 were recorded in productivity and transformation costs, intangibles and long-lived asset impairment and cost of sales, respectively, on the consolidated statements of operations.

For the six months ended December 31, 2025, expenses associated with the Restructuring Program in the amount of $11,995 and $5,283 were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations. For the six months ended December 31, 2024, expenses associated with the Restructuring Program in the amount of $9,208, $2,285 and $1,234 were recorded in productivity and transformation costs, intangibles and long-lived asset impairment, and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Restructuring Program for the three and six month periods ended December 31, 2025 and December 31, 2024 by reportable segments and Corporate and Other.

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
North America	$1,770	$3,410	$11,176	$5,651
Corporate and Other	1,184	3,733	4,512	5,723
International	822	159	1,590	1,353
	$3,776	$7,302	$17,278	$12,727

The following table displays the activities and liability balances relating to the Restructuring Program for the period ended as of December 31, 2025. The Company expects to pay substantially all remaining accrued restructuring costs during the next 12 months and the program is expected to conclude by fiscal year 2027.

	Balance at June 30, 2025	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at December 31, 2025
Employee-related costs(1)	$2,430	$7,968	$(5,169)	$—	$5,229
Contract termination costs	208	806	(722)	—	292
Asset write-downs(2)	—	3,550	—	(3,550)	—
Other transformation-related expenses(3)	380	4,954	(5,084)	(43)	207
	$3,018	$17,278	$(10,975)	$(3,593)	$5,728

(1) Employee-related costs include $833 of severance related to executive officer succession.
(2) Represents non-cash asset write downs due to accelerated depreciation.
(3) Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. On September 29, 2025, the Second Circuit reversed and remanded the matter for further proceedings. The matter is now proceeding in the district court and the Company answered the Second Amended Complaint on January 27, 2026.

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

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. Following the Second Circuit’s reversal and remand on September 29, 2025, the Parties filed a status update on November 14, 2025 and an initial proposed scheduling order on February 6, 2026.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 100 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL is first proceeding with general causation discovery. Expert discovery has closed. The parties Rule 702 motions have been fully briefed. The Court held Rule 702 hearings during the week of December 8, 2025 and the parties await a decision.

Baby Food California State Court Cases

There are currently ten personal injury cases against the Company pending in California State Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now (or will be) included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but two of the cases are currently stayed.

In Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, discovery has closed. The Court held hearings on the parties’ Sargon and Summary Judgment Motions. On December 3, 2025, the Court granted defendants’ Motion to Exclude Plaintiff’s Exposure Expert and Defendants’ Motion for Summary Judgment. The Court entered judgment in defendants’ favor on January 2, 2026.

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

18.
SEGMENT INFORMATION

The Company’s organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The President and Chief Executive Officer is the CODM of the Company. The Company’s measure of segment profitability is Adjusted EBITDA and the CODM also uses net sales in order to analyze segment results and trends to allocate resources. On a monthly basis, the CODM reviews how actual results compare to forecasts and prior periods when making decisions regarding strategic initiatives and capital investments to segments.

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), proceeds from insurance claim, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, impairment of goodwill, intangibles and long-lived asset impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the three and six months ended December 31, 2025 and 2024. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Sales:
North America	$197,821	$229,289	$401,741	$460,429
International	186,299	182,196	350,262	345,652
	384,120	411,485	752,003	806,081
Cost of sales, adjusted to exclude restructuring activities:
North America	(156,641)	(171,505)	(314,358)	(355,031)
International	(152,609)	(145,670)	(290,908)	(274,800)
	(309,250)	(317,175)	(605,266)	(629,831)
Marketing expense:
North America	(10,790)	(10,944)	(17,714)	(19,589)
International	(5,163)	(4,615)	(9,140)	(9,006)
	(15,953)	(15,559)	(26,854)	(28,595)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(22,451)	(26,063)	(47,294)	(56,990)
International	(15,770)	(17,136)	(31,770)	(33,560)
	(38,221)	(43,199)	(79,064)	(90,550)
Depreciation and amortization and other adjustments:
North America	2,973	4,530	5,545	8,947
International	6,241	7,751	13,110	14,610
	9,214	12,281	18,655	23,557
Segment Adjusted EBITDA:
North America	10,911	25,307	27,920	37,766
International	18,998	22,526	31,553	42,896
Total Reportable Segments Adjusted EBITDA	29,909	47,833	59,473	80,662
Corporate and Other	(5,627)	(9,940)	(15,459)	(20,394)
	24,282	37,893	44,014	60,268
Depreciation and amortization	(11,149)	(11,020)	(26,560)	(22,447)
Equity in net loss of equity-method investees	(133)	(588)	(306)	(743)
Interest expense, net	(14,066)	(11,993)	(27,208)	(24,988)
Provision for income taxes	(2,386)	(2,728)	(1,130)	(6,251)
Stock-based compensation, net	(1,051)	(3,573)	(3,054)	(6,449)
Unrealized currency (losses) gains	(139)	1,624	(404)	430
Proceeds from insurance claim(a)	25,900	—	25,900	—
Certain litigation expenses, net(b)	182	(1,020)	(645)	(1,847)
Restructuring activities
Productivity and transformation costs	(5,234)	(4,190)	(13,453)	(9,208)
Plant closure related costs, net	(520)	(858)	(806)	(1,234)
Acquisitions, divestitures and other
Transaction and integration costs, net	(1,009)	105	(3,182)	423
Gain (loss) on sale of assets	1,142	1,626	2,028	(2,308)
Impairment charges
Goodwill impairment	(119,908)	(91,267)	(119,908)	(91,267)
Intangibles and long-lived asset impairment	(11,917)	(17,986)	(11,917)	(18,017)
Net loss	$(116,006)	$(103,975)	$(136,631)	$(123,638)

(a)
Represents a receivable under the Company’s R&W insurance related to one of our prior acquisitions, which was collected on January 2, 2026.
(b)
Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Snacks	$71,851	$89,707	$151,866	$189,182
Baby & Kids	53,590	61,561	109,382	122,329
Beverages	74,533	69,814	134,107	126,490
Meal Preparation	172,264	177,653	331,886	337,045
Personal Care	11,882	12,750	24,762	31,035
	$384,120	$411,485	$752,003	$806,081

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
United States	$176,951	$203,325	$355,105	$406,098
United Kingdom	135,830	134,953	253,727	257,359
Western Europe	50,469	47,243	96,535	88,293
Canada	20,870	25,964	46,636	54,331
	$384,120	$411,485	$752,003	$806,081

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets by geographic area, were as follows:

	December 31, 2025	June 30, 2025
United States	$128,414	$129,558
United Kingdom	121,680	129,799
Western Europe	63,722	65,491
Canada	4,032	11,053
	$317,848	$335,901

19.
SUBSEQUENT EVENT

On January 30, 2026, the Company entered into an asset purchase agreement with Snackruptors Inc. (“Snackruptors”), pursuant to which, subject to the terms and conditions set forth therein, Snackruptors has agreed to acquire from the Company its North American Snacks Business for $115,000 in cash, subject to a customary inventory adjustment. Snackruptors is a Canadian-based, family-owned snacks manufacturer. The Company will use the net cash proceeds from the Transaction (after taxes and transaction costs) to pay down debt. Consummation of the Transaction is subject to various customary closing conditions and is currently expected to close in February 2026. At closing, Hain and Snackruptors will enter into a transition services agreement, pursuant to which Hain and Snackruptors will provide certain transition services to each other for a period of time following the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended December 31, 2025 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

As part of this review, on January 30, 2026, the Company entered into a definitive agreement to sell its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) for $115,000 in cash, subject to a customary inventory adjustment (the “Transaction”). The Company will use the net proceeds from the Transaction to pay down debt. The Transaction, which is expected to close in February 2026, represents an important first step in the Company’s broader strategic review, as it will reduce leverage while enabling the Company to focus on a more concentrated portfolio of core assets to drive growth. See Note 19, Subsequent Event. Further, in the third quarter of fiscal year 2025, we announced that we were exploring strategic alternatives regarding our personal care business to focus on our portfolio of better-for-you food and beverages.

Restructuring Program

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”), to improve profitability and support future growth and incurred charges related to contract terminations, asset write‑downs, employee‑related costs, and other transformation-related expenses.

Cumulative pretax charges associated with the Restructuring Program are expected to be $115 million - $125 million which represents an increase of $15 million from the previously reported range, primarily due to incremental restructuring actions expected to be incurred in connection with the sale of the North American Snacks Business. The Restructuring Program is expected to conclude by fiscal year 2027. For the three and six months ended December 31, 2025, we incurred pretax charges of $3.8 million and $17.3 million respectively, associated with the Restructuring Program, compared to approximately $7.3 million and $12.7 million respectively, in the corresponding periods of the prior year.

Annualized pretax savings are expected to be $130 million - $150 million. The gross savings to date reflect operating model savings, productivity delivery and benefits from revenue growth management initiatives, offset by volume deleveraging and input cost inflation.

Global Economic Environment

Inflation volatility, shifting consumer behavior, and broader geopolitical tensions have contributed to rising supply chain costs and broader business impacts. Ongoing economic uncertainty, driven by factors such as inflation volatility, evolving fiscal policies, global supply chain constraints, changes in interest rates, and changing U.S. and international trade restrictions and tariffs further heightens industry-wide uncertainty. We continually assess the nature and extent of these potential and evolving impacts on our business, consolidated operational results, liquidity, and capital resources.

Comparison of Three Months Ended December 31, 2025 to Three Months Ended December 31, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended December 31, 2025 and 2024 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	December 31, 2025		December 31, 2024		Dollars	Percentage
Net sales	$384,120	100.0%	$411,485	100.0%	$(27,365)	(6.7)%
Cost of sales	309,681	80.6%	318,033	77.3%	(8,352)	(2.6)%
Gross profit	74,439	19.4%	93,452	22.7%	(19,013)	(20.3)%
Selling, general and administrative expenses	60,903	15.9%	70,155	17.0%	(9,252)	(13.2)%
Goodwill impairment	119,908	31.2%	91,267	22.2%	28,641	(100.0)%
Intangibles and long-lived asset impairment	11,917	3.1%	17,986	4.4%	(6,069)	(33.7)%
Productivity and transformation costs	5,234	1.4%	4,190	1.0%	1,044	24.9%
Amortization of acquired intangible assets	1,199	0.3%	1,753	0.4%	(554)	(31.6)%
Proceeds from insurance claim	(25,900)	(6.7)%	—	—	(25,900)	100.0%
Operating loss	(98,822)	(25.7)%	(91,899)	(22.3)%	(6,923)	7.5%
Interest and other financing expense, net	15,662	4.1%	12,800	3.1%	2,862	22.4%
Other income, net	(997)	(0.3)%	(4,040)	(1.0)%	3,043	-75.3%
Loss before income taxes and equity in net loss of equity-method investees	(113,487)	(29.5)%	(100,659)	(24.5)%	(12,828)	12.7%
Provision for income taxes	2,386	0.6%	2,728	0.7%	(342)	-12.5%
Equity in net loss of equity-method investees	133	0.0%	588	0.1%	(455)	(77.4)%
Net loss	$(116,006)	(30.2)%	$(103,975)	(25.3)%	$(12,031)	11.6%

Adjusted EBITDA	$24,282	6.3%	$37,893	9.2%	$(13,611)	(35.9)%
Diluted net loss per common share	$(1.28)		$(1.15)		$(0.13)	10.9%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the three months ended December 31, 2025 were $384.1 million, a decrease of $27.4 million, or 6.7%, including an unfavorable impact of $10.2 million, or 2.2%, related to held for sale businesses, discontinued brands and exited product categories and a favorable impact of $9.0 million, or 2.2%, from foreign exchange, as compared to the prior year quarter. The decrease in net sales reflected a decline in the North America reportable segment, partially offset by an increase in net sales in the International reportable segment. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $26.2 million, or 6.7%, from the prior year quarter. The decrease in organic net sales was due to decline in both the North America and International reportable segments. Additionally, the decrease in organic net sales was comprised of a 9.0% decrease in volume/mix, partially offset by a 2.0% increase in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended December 31, 2025 was $74.4 million, a decrease of $19.0 million, or 20.3%, as compared to the prior year quarter. Gross profit margin for the three months ended December 31, 2025 was 19.4% compared with 22.7% in the prior year quarter.

The decrease in gross profit was driven by both the North America and International reportable segments. The decrease in the North America reportable segment was mainly due to lower sales volume, cost inflation and unfavorable fixed cost absorption, partially offset by productivity savings and pricing. International reportable segment gross profit decrease was driven by cost inflation, lower volume/mix and unfavorable fixed cost absorption, partially offset by productivity savings and pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $60.9 million for the three months ended December 31, 2025, a decrease of $9.3 million, or 13.2%, from $70.2 million for the prior year quarter. The decrease was primarily due to lower compensation-related expenses and non-employee-related cost discipline, as the Company continued to implement overhead reduction actions.

Goodwill Impairment

During the three months ended December 31, 2025, the Company recognized aggregate non-cash goodwill impairment charges of $119.9 million related to its U.S. and U.K. reporting units. During the three months ended December 31, 2024, the Company recorded a non-cash goodwill impairment charge of $91.3 million within the North America segment related to its U.S. reporting unit. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Intangibles and Long-Lived Asset Impairment

During the three months ended December 31, 2025, the Company recorded a non-cash impairment charge of $11.9 million within its International segment related to the Hartley’s® jelly indefinite-lived intangible asset. During the three months ended December 31, 2024, the Company recorded a non-cash impairment charge of $15.7 million within its North America segment related to the indefinite and definite lived intangible assets associated with its personal care brands (namely, Avalon Organics®, JASON®, and Live Clean®) and $2.3 million related to an asset group primarily comprised of certain production assets in the North America reportable segment. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q

Productivity and Transformation Costs

Productivity and transformation costs were $5.2 million for the three months ended December 31, 2025, an increase of $1.0 million, or 24.9%, from $4.2 million in the prior year quarter. The increase was primarily due to higher costs incurred in connection with the Restructuring Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $1.2 million for the three months ended December 31, 2025, a decrease of $0.6 million from $1.8 million in the prior year quarter.

Proceeds from Insurance Claim

Proceeds from insurance claim was $25.9 million for the three months ended December 31, 2025 on account of the recognition of a Representation & Warranty (“R&W”) insurance receivable related to a prior acquisition.

Operating Loss

Operating loss for the three months ended December 31, 2025 was $98.8 million compared to $91.9 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $15.7 million for the three months ended December 31, 2025, an increase of $2.9 million, or 22.4%, from $12.8 million in the prior year quarter. The increase resulted primarily from a higher interest rate spread as well as increased amortization of deferred financing fees related to the May 2025 and September 2025 amendments to our Credit Agreement, as defined below. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $1.0 million for the three months ended December 31, 2025, a decrease of $3.0 million, or 75.3%, from $4.0 million in the prior year quarter. The decrease was primarily due to a reduction in net foreign exchange gains in the prior year period.

Other income, net for the three months ended December 31, 2025 was primarily comprised of a $1.1 million aggregate pretax gain on the sale of intangible assets and certain property and equipment of the Yves Veggie Cuisine® plant-based business in Canada.

Other income, net for the three months ended December 31, 2024 comprised net foreign exchange gains of $2.4 million and the recognition of a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended December 31, 2025 was $113.5 million compared to $100.7 million in the prior year quarter. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $2.4 million for the three months ended December 31, 2025 compared to $2.7 million in the prior year quarter.

The effective income tax rate was an expense of 2.1% and 2.7% for the three months ended December 31, 2025 and 2024, respectively. The income tax expense for the three months ended December 31, 2025 reflected foreign tax expense in certain jurisdictions, recognition of the R&W insurance receivable related to a prior acquisition, impairment of goodwill, and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the three months ended December 31, 2024 was impacted by tax expense in certain jurisdictions, impairment of goodwill and personal care intangibles and movement in the valuation allowances for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the three months ended December 31, 2025 was a loss of $0.1 million compared to $0.6 million in the prior year quarter.

Net Loss

Net loss for the three months ended December 31, 2025 was $116.0 million, or $1.28 per diluted share, compared to $104.0 million, or $1.15 per diluted share, in the prior year quarter. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $24.3 million and $37.9 million for the three months ended December 31, 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended December 31, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 12/31/25	$197,821	$186,299	$—	$384,120
Three months ended 12/31/24	229,289	182,196	—	411,485
$ change	$(31,468)	$4,103	n/a	$(27,365)
% change	(13.7)%	2.3%	n/a	(6.7)%

Adjusted EBITDA
Three months ended 12/31/25	$10,911	$18,998	$(5,627)	$24,282
Three months ended 12/31/24	25,307	22,526	(9,940)	37,893
$ change	$(14,396)	$(3,528)	$4,313	$(13,611)
% change	(56.9)%	(15.7)%	43.4%	(35.9)%

Adjusted EBITDA margin
Three months ended 12/31/25	5.5%	10.2%		6.3%
Three months ended 12/31/24	11.0%	12.4%		9.2%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended December 31, 2025 were $197.8 million, a decrease of $31.5 million, or 13.7%, including an unfavorable impact of $10.2 million, or 3.4%, related to held for sale businesses, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $21.3 million, or 10.3%, to $185.0 million from $206.4 million in the prior year quarter.

The decrease in net sales was primarily due to lower sales in the snacks, meal preparation, and baby & kids categories, partially offset by growth in the beverages category. The decrease in the snacks category was driven by distribution losses and velocity declines. The decline in the meal preparation category was primarily due to lower volume.

The decrease in organic net sales was primarily due to lower sales in the snacks and baby & kids categories, partially offset by growth in the beverages category. The decrease in the baby & kids category was driven by lapping supply recovery from last year. The increase in the beverage category is primarily due to lower trade spend and promotion effectiveness.

Adjusted EBITDA for the three months ended December 31, 2025 was $10.9 million, a decrease of $14.4 million, or 56.9%, from Adjusted EBITDA of $25.3 million in the prior year quarter. The decrease was primarily driven by lower gross margins, partially offset by a reduction in SG&A. The decrease in gross margin was driven by lower volume/mix, cost inflation and unfavorable fixed cost absorption, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 5.5%, a 550-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the three months ended December 31, 2025 were $186.3 million, an increase of $4.1 million, or 2.3%, including a favorable impact of $8.9 million, or 4.9%, related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $4.8 million, or 2.7%, to $176.6 million from $181.4 million the prior year quarter.

The increase in net sales was primarily due to higher sales in the meal preparation and beverages categories, partially offset by decline in baby & kids category. The decrease in organic net sales was primarily due to lower sales in the baby & kids category which was primarily driven by industry-wide volume softness in purees in the U.K.

Adjusted EBITDA for the three months ended December 31, 2025 was $19.0 million, a decrease of $3.5 million, or 15.7%, from Adjusted EBITDA of $22.5 million in the prior year quarter. The decrease was primarily driven by a decrease in gross profit associated with cost inflation, unfavorable fixed cost absorption and lower volume/mix, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 10.2%, a 220-basis point decrease from the prior year period.

Corporate and Other

The decrease in Corporate and Other adjusted EBITDA primarily reflected a reduction in compensation-related expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Six Months Ended December 31, 2025 to Six Months Ended December 31, 2024

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the six months ended December 31, 2025 and 2024 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Six Months Ended				Change in
	December 31, 2025		December 31, 2024		Dollars	Percentage
Net sales	$752,003	100.0%	$806,081	100.0%	$(54,078)	(6.7)%
Cost of sales	609,486	81.0%	631,019	78.3%	(21,533)	(3.4)%
Gross profit	142,517	19.0%	175,062	21.7%	(32,545)	(18.6)%
Selling, general and administrative expenses	126,415	16.8%	141,483	17.6%	(15,068)	(10.7)%
Goodwill impairment	119,908	15.9%	91,267	11.3%	28,641	31.4%
Intangibles and long-lived asset impairment	11,917	1.6%	18,017	2.2%	(6,100)	(33.9)%
Productivity and transformation costs	13,453	1.8%	9,208	1.1%	4,245	46.1%
Amortization of acquired intangible assets	2,411	0.3%	3,933	0.5%	(1,522)	(38.7)%
Proceeds from insurance claim	(25,900)	(3.4)%	—	—	(25,900)	100.0%
Operating loss	(105,687)	(14.1)%	(88,846)	(11.0)%	(16,841)	19.0%
Interest and other financing expense, net	31,161	4.1%	26,546	3.3%	4,615	17.4%
Other (income) expense, net	(1,653)	(0.2)%	1,252	0.2%	(2,905)	*
Loss before income taxes and equity in net loss of equity-method investees	(135,195)	(18.0)%	(116,644)	(14.5)%	(18,551)	15.9%
Provision for income taxes	1,130	0.2%	6,251	0.8%	(5,121)	(81.9)%
Equity in net loss of equity-method investees	306	0.0%	743	0.1%	(437)	(58.8)%
Net loss	$(136,631)	(18.2)%	$(123,638)	(15.3)%	$(12,993)	10.5%

Adjusted EBITDA	$44,014	5.9%	$60,268	7.5%	$(16,254)	(27.0)%
Diluted net loss per common share	$(1.51)		$(1.37)		$(0.14)	9.9%

* Percentage is not meaningful due to one or more numbers being negative.

Net Sales

Net sales for the six months ended December 31, 2025 were $752.0 million, a decrease of $54.1 million, or 6.7%, including an unfavorable impact of $23.2 million, or 2.4%, related to held for sale businesses, discontinued brands and exited product categories and a favorable impact of $15.6 million, or 1.9%, from foreign exchange, as compared to the prior year period. The decrease in net sales was due to a decline in the North America reportable segment, partially offset by an increase in the International reportable segment. Organic net sales decreased $46.5 million, or 6.2%, from the prior year period. The decrease in organic net sales was due to decline in both the North America and International reportable segments. Additionally, the decrease in organic net sales was comprised of a 7.9% decrease in volume/mix, partially offset by a 1.7% increase in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the six months ended December 31, 2025 was $142.5 million, a decrease of $32.5 million, or 18.6%, as compared to the prior year period. Gross profit margin for the six months ended December 31, 2025 was 19.0% compared with 21.7% in the prior year period.

The decrease in gross profit was driven by both the North America and International reportable segments. The decline in the North America reportable segment was due to lower sales volume, partially offset by favorable pricing and trade efficiencies. The International reportable segment had a decrease in gross profit mainly due to cost inflation, partially offset by pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $126.4 million for the six months ended December 31, 2025, a decrease of $15.1 million, or 10.7%, from $141.5 million for the prior year period. The decrease was primarily due to lower compensation-related expenses and non-employee-related cost discipline, as the Company continued implementing overhead reduction actions.

Goodwill Impairment

During the six months ended December 31, 2025, the Company recognized aggregate non-cash goodwill impairment charges of $119.9 million related to its U.S. and U.K. reporting units. During the six months ended December 31, 2024, the Company recorded a non-cash goodwill impairment charge of $91.3 million within the North America segment related to its U.S. reporting unit. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Intangibles and Long-Lived Asset Impairment

During the six months ended December 31, 2025, the Company recorded a non-cash impairment charge of $11.9 million within its International segment related to the Hartley’s® jelly indefinite-lived intangible asset. During the six months ended December 31, 2024, the Company recorded a non-cash impairment charge of $15.7 million within its North America segment related to the indefinite and definite lived intangible assets associated with its personal care brands (namely, Avalon Organics®, JASON®, and Live Clean®) and $2.3 million related to an asset group primarily comprised of certain production assets in the North America reportable segment. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q

Productivity and Transformation Costs

Productivity and transformation costs were $13.5 million for the six months ended December 31, 2025, a decrease of $4.2 million, or 46.1%, from $9.2 million in the prior year period. The decrease primarily reflected a reduction in restructuring costs incurred in connection with the Restructuring Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $2.4 million for the six months ended December 31, 2025, a decrease of $1.5 million, or 38.7%, from $3.9 million in the prior year period.

Proceeds from Insurance Claim

Proceeds from insurance claim was $25.9 million for the six months ended December 31, 2025 on account of a R&W insurance receivable related to a prior acquisition.

Operating Loss

Operating loss for the six months ended December 31, 2025 was $105.7 million compared to $88.8 million in the prior year period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $31.2 million for the six months ended December 31, 2025, an increase of $4.6 million, or 17.4%, from $26.5 million in the prior year period. The increase was primarily driven by a higher interest rate spread as well as increased amortization of deferred financing fees related to the amendment of our credit agreement. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other (Income) Expense, Net

Other income, net totaled $1.7 million for the six months ended December 31, 2025, compared to other expense, net of $1.3 million in the prior year period.

Other income, net for the six months ended December 31, 2025 was primarily comprised of a $1.1 million aggregate pretax gain on the sale of the intangible assets and certain property and equipment of the Yves Veggie Cuisine® plant-based business in Canada.

Other expense, net for the six months ended December 31, 2024 was primarily comprised of pretax loss of $3.9 million on the sale of ParmCrisps®, partially offset by a $1.6 million pretax gain on the sale of assets related to the Company’s former Bell, CA production facility and $0.8 million of foreign exchange gains.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees was $135.2 million for the six months ended December 31, 2025, compared to a $116.6 million loss in the prior year period. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $1.1 million for the six months ended December 31, 2025 compared to income tax expense of $6.3 million in the prior year comparable period.

The effective income tax rate was an expense of 0.8% and 5.4% for the six months ended December 31, 2025 and 2024, respectively. The income tax expense for the six months ended December 31, 2025 reflected foreign tax expense in certain jurisdictions, recognition of the R&W insurance receivable related to a prior acquisition, impairment of goodwill, and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the six months ended December 31, 2024 was impacted by tax expense in certain jurisdictions, the impairment of goodwill and personal care intangibles and movement in the valuation allowances for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the six months ended December 31, 2025 was a loss of $0.3 million compared to a loss of $0.7 million in the prior year period.

Net Loss

Net loss for the six months ended December 31, 2025 was $136.6 million, or $1.51 per diluted share, compared to $123.6 million, or $1.37 per diluted share, in the prior year period. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $44.0 million and $60.3 million for the six months ended December 31, 2025 and 2024, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the six months ended December 31, 2025 and 2024:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Six months ended 12/31/25	$401,741	$350,262	$—	$752,003
Six months ended 12/31/24	460,429	345,652	—	806,081
$ change	$(58,688)	$4,610	n/a	$(54,078)
% change	(12.7)%	1.3%	n/a	(6.7)%

Adjusted EBITDA
Six months ended 12/31/25	$27,920	$31,553	$(15,459)	$44,014
Six months ended 12/31/24	37,766	42,896	(20,394)	60,268
$ change	$(9,846)	$(11,343)	$4,935	$(16,254)
% change	(26.1)%	(26.4)%	24.2%	(27.0)%

Adjusted EBITDA margin
Six months ended 12/31/25	6.9%	9.0%		5.9%
Six months ended 12/31/24	8.2%	12.4%		7.5%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the six months ended December 31, 2025 were $401.7 million, a decrease of $58.7 million, or 12.7%, including an unfavorable impact of $22.8 million, or 3.9%, related to held for sale businesses, discontinued brands and exited product categories, as compared to the prior year period. Organic net sales decreased $35.8 million, or 8.8%, to $370.0 million from $405.7 million in the prior year period.

The decrease in net sales was due to lower sales in all categories except for the beverages category, which had higher net sales compared to the prior year period. The decrease in organic net sales was primarily due to lower sales in the snacks and baby & kids categories, partially offset by growth in the beverages category. The decrease in the snacks category was driven by distribution losses and velocity declines, while the baby & kids category net sales decline was primarily driven by volume softness in formula.

Adjusted EBITDA for the six months ended December 31, 2025 was $27.9 million, a decrease of $9.8 million, or 26.1%, from Adjusted EBITDA of $37.8 million in the prior year period. The decrease was primarily driven by lower gross margins, partially offset by a reduction in SG&A. The decrease in gross margin was driven by lower volume/mix, cost inflation and unfavorable fixed cost absorption, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 6.9%, a 130-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the six months ended December 31, 2025 were $350.3 million, an increase of $4.6 million, or 1.3%, including a favorable impact of $15.7 million, or 4.5%, related to foreign exchange, as compared to the prior year period. Organic net sales decreased $10.7 million, or 3.1%, to $332.9 million from $343.6 million in the prior year period.

The increase in net sales was primarily due to higher sales in the meal preparation and beverages categories, partially offset by decline in the baby & kids category. The decrease in organic net sales was primarily due to lower sales in the baby & kids and snacks categories, partially offset by growth in the meal preparation category. The decrease in the baby & kids category was primarily driven by industry-wide volume softness in purees in the U.K, while the decline in the snacks category was due to lower volumes.

Adjusted EBITDA for the six months ended December 31, 2025 was $31.6 million, a decrease of $11.3 million, or 26.4%, from Adjusted EBITDA of $42.9 million in the prior year period. The decrease was primarily due to lower gross profit driven by cost inflation, unfavorable fixed cost absorption and lower volume/mix, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 9.0%, a 340-basis point decrease from the prior year period.

Corporate and Other

The decrease in Corporate and Other adjusted EBITDA primarily reflected a reduction in compensation-related expenses.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures. See Note 2, Basis of Presentation and Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As of December 31, 2025, we had $705,800 of debt obligations maturing on December 22, 2026, consisting of $454,000 of loans outstanding under the Revolver and $251,800 of Term Loans (each as defined in Note 10, Debt and Borrowings). As of December 31, 2025, we had cash of $68,017 and available liquidity of $143,651, subject to compliance with financial covenants, and the Company was in compliance with all associated covenants under its Credit Agreement (see Note 10, Debt and Borrowings). On January 2, 2026, the Company received $25,900 of proceeds from an insurance claim (see Note 18, Segment Information), which it used to repay loans outstanding under the Revolver, reducing the Company’s outstanding debt obligations. See Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As discussed in Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, we announced that our Board of Directors commenced a strategic review of the Company’s business and capital structure, in part to evaluate options to improve liquidity and reduce leverage. As part of this review, on January 30, 2026, we entered into a definitive agreement to sell our North American Snacks Business for $115,000, the net proceeds of which will be used to repay a portion of the Term Loans.

The Company and the Board of Directors remain focused on completing the strategic review and taking decisive actions to strengthen the Company’s financial flexibility, improve performance and address the upcoming debt maturity under the Credit Agreement. These actions include a continued review of the Company’s portfolio and the pursuit of further asset sales to refine the Company’s operating model with a focus on categories and platforms in key markets. In addition, we are executing targeted inventory and other working capital optimization initiatives designed to improve the Company’s cash conversion and enhance liquidity. We also continue to actively engage with our lenders, assess opportunities to refinance the Company’s debt or extend the maturity under the Credit Agreement, and evaluate potential capital raising or other strategic transactions.

We believe that the successful execution of these plans will enable us to refinance and/or retire the existing debt prior to its maturity or extend the maturity date under the Credit Agreement. However, Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern” requires that management not conclude that such an outcome is “probable” if, among other factors, the outcome is not within the control of the Company. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of these financial statements due to the uncertainty regarding the Company’s ability to refinance or repay its debt due on December 22, 2026 because no such refinancing, retirement or extension has occurred prior to the issuance of the financial statements. Our ability to continue as a going concern remains subject to successful execution of our strategic plan and securing additional financing, if needed. If we are unable to execute our plans to generate sufficient liquidity, we may not have adequate resources to repay or refinance our debt, which would have a material adverse effect on our financial position and results of operations.

The consolidated financial statements have been prepared assuming that we will continue as a going concern, and no adjustments have been made to the financial statements to reflect the possibility of our inability to meet our debt obligations or continue as a going concern.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2025 was 8.26%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of December 31, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at December 31, 2025 was 7.71%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

Cash and Cash Equivalents

Our cash and cash equivalents balance increased by $13.6 million at December 31, 2025 to $68.0 million as compared to $54.4 million at June 30, 2025. Our working capital was negative $452.1 million at December 31, 2025, a decrease of $705.1 million from $252.9 million at the end of fiscal 2025. The decrease is driven by the classification of $705.8 million of debt obligations, maturing on December 22, 2026, as current. Additionally, our total debt balance, net of unamortized issuance costs, at December 31, 2025 has remained relatively flat as compared to June 30, 2025.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of December 31, 2025, substantially all cash was held outside of the U.S.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash Provided by (Used in) Operating, Investing and Financing Activities

	Six Months Ended December 31,		Change in
(Dollars in thousands)	2025	2024	Dollars
Cash flows provided by (used in):
Operating activities	$28,488	$20,118	$8,370
Investing activities	(10,433)	4,198	(14,631)
Financing activities	(3,202)	(17,050)	13,848
Effect of exchange rate changes on cash	(1,191)	(5,373)	4,182
Net increase in cash and cash equivalents	$13,662	$1,893	$11,769

Cash provided by operating activities was $28.5 million for the six months ended December 31, 2025, an increase of $8.4 million from cash provided by operating activities of $20.1 million in the prior year period. This increase in cash provided by operating activities versus the prior year period resulted primarily from a reduction of $8.4 million in net loss adjusted for non-cash charges in the six months ended December 31, 2025. Working capital changes, versus the prior year period, resulted in slightly higher cash generation primarily due to focused inventory management, which generated year- over-year improvement of $28.0 million and an increased benefit from accounts payable and accrued expenses in the amount of $18.6 million, offset by a decrease in accounts receivable and other assets recovery of $18.1 million and $28.5 million, respectively. The decrease in other assets primarily reflected the timing difference associated with the January 2026 collection of $25.9 million of insurance proceeds recognized in the first six months of fiscal 2026.

Cash used in investing activities was $10.4 million for the six months ended December 31, 2025, a change of $14.6 million from cash provided by investing activities of $4.2 million in the prior year period. The change in cash used by investing activities was primarily due to decrease in proceeds from asset sales of $12.0 million, primarily related to the sale of ParmCrisps®, and the receipt of a $2.6 million dividend from Hutchison Hain Organic Holdings Limited, a joint venture with HUTCHMED (China) Limited, each of which were received in the prior year period.

Cash used in financing activities was $3.2 million for the six months ended December 31, 2025, a decrease of $13.8 million compared to $17.1 million in the prior year period. The decrease in cash used in financing activities was primarily due to lower net borrowings during the six months ended December 31, 2025.

Free Cash Flow

Our free cash flow was $16.3 million for the six months ended December 31, 2025, an increase of $8.3 million from free cash flow of $8.0 million in the six months ended December 31, 2024. The period-over-period change resulted primarily from an increase in cash flows from operations of $8.4 million driven by the reasons explained above, partially offset by slightly higher capital expenditures. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the six months ended December 31, 2025, the Company did not repurchase any shares under the repurchase program. As of December 31, 2025, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended December 31, 2025	$197,821	$186,299	$384,120
Less: Impact of held for sale businesses, discontinued brands and exited product categories	12,704	780	13,484
Less: Impact of foreign currency exchange	89	8,947	9,036
Organic net sales - Three months ended December 31, 2025	$185,028	$176,572	$361,600

Net sales - Three months ended December 31, 2024	$229,289	$182,196	$411,485
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	22,932	785	23,717
Organic net sales - Three months ended December 31, 2024	$206,357	$181,411	$387,768

Net sales (decline) growth	(13.7)%	2.3%	(6.7)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(3.4)%	0.1%	(2.2)%
Less: Impact of foreign currency exchange	0.0%	4.9%	2.2%
Organic net sales decline	(10.3)%	(2.7)%	(6.7)%

Net sales - Six months ended December 31, 2025	$401,741	$350,262	$752,003
Less: Impact of held for sale businesses, discontinued brands and exited product categories	31,851	1,692	33,543
Less: Impact of foreign currency exchange	(69)	15,662	15,593
Organic net sales - Six months ended December 31, 2025	$369,959	$332,908	$702,867

Net sales - Six months ended December 31, 2024	$460,429	$345,652	$806,081
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	54,699	2,051	56,750
Organic net sales - Six months ended December 31, 2024	$405,730	$343,601	$749,331

Net sales (decline) growth	(12.7)%	1.3%	(6.7)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(3.9)%	(0.1)%	(2.4)%
Less: Impact of foreign currency exchange	(0.0)%	4.5%	1.9%
Organic net sales decline	(8.8)%	(3.1)%	(6.2)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses (gains), proceeds from insurance claim, certain litigation expenses, net, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, impairment of goodwill, intangibles and long-lived assets and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(116,006)	$(103,975)	$(136,631)	$(123,638)

Depreciation and amortization	11,149	11,020	26,560	22,447
Equity in net loss of equity-method investees	133	588	306	743
Interest expense, net	14,066	11,993	27,208	24,988
Provision for income taxes	2,386	2,728	1,130	6,251
Stock-based compensation, net	1,051	3,573	3,054	6,449
Unrealized currency losses (gains)	139	(1,624)	404	(430)
Proceeds from insurance claim(a)	(25,900)	—	(25,900)	—
Certain litigation expenses, net(b)	(182)	1,020	645	1,847
Restructuring activities
Productivity and transformation costs	5,234	4,190	13,453	9,208
Plant closure related costs, net	520	858	806	1,234
Acquisitions, divestitures and other
Transaction and integration costs, net	1,009	(105)	3,182	(423)
(Gain) loss on sale of assets	(1,142)	(1,626)	(2,028)	2,308
Impairment charges
Goodwill impairment	119,908	91,267	119,908	91,267
Intangibles and long-lived asset impairment	11,917	17,986	11,917	18,017
Adjusted EBITDA	$24,282	$37,893	$44,014	$60,268

(a)
Represents receivable under the Company’s R&W insurance related to one of our prior acquisitions, which was collected on January 2, 2026.
(b)
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

A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Six Months Ended December 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$28,488	$20,118
Purchases of property, plant and equipment	(12,215)	(12,139)
Free Cash Flow	$16,273	$7,979

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, from which there have been no material changes. We are providing the below update regarding goodwill and indefinite-lived intangible assets.

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

As of December 31, 2025, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within both of the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a continued decline in the projected performance and cash flows of the U.S. reporting unit, and in connection with the pending agreement to sell its North American Snacks Business, the Company completed an interim quantitative impairment test of goodwill. As a result of the recognition of an intangible asset impairment charge within the United Kingdom (“U.K.”) reporting unit in the International reportable segment and a continued decline in the projected performance and cash flows of the U.K. reporting unit, the Company also completed an interim quantitative impairment test of goodwill. For the Western Europe and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

In performing the quantitative tests for the U.S. and U.K., the fair values were estimated using the Discounted Cash Flow (“DCF”) method income approach as such method was determined to be more representative of future performance from a market participant point of view. As of December 31, 2025, the U.S. reporting unit’s carrying amount exceeded its estimated fair value of $459,000, resulting in the recognition of a non-cash impairment charge of $38,495 to reduce the carrying value of the U.S. reporting unit goodwill to $273,826. As of December 31, 2025, the U.K. reporting unit’s carrying amount exceeded its estimated fair value of $270,525, resulting in the recognition of a non-cash impairment charge of $81,413 to reduce the carrying value of the U.K. reporting unit goodwill to $32,331. The U.K. reporting unit’s impairment charge reflected the sales volume decline that the Company continued to experience. The discount rate in both quantitative tests also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization.

The goodwill related to the U.S. and U.K. reporting units remains at risk of potential impairment if the fair value of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods. We monitor our reporting units at risk of impairment for interim impairment indicators.

As of December 31, 2025, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Indefinite-Lived Intangible Assets

The Company performs an indefinite-lived asset impairment test annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. In accordance with ASC 350, we may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative impairment test. If an entity elects to perform a qualitative assessment, it first shall assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. One procedure we perform during interim periods to determine whether indicators of impairment are present includes a comparison of net sales used in the most recent quantitative impairment tests to forecasted net sales for the same fiscal year (or balance of the fiscal year when performing an interim review) in order to identify brands for which the current fiscal year net sales are expected to be lower than the forecasted fiscal year net sales per the latest quantitative test. The performance of these brands is then reviewed by management to determine if the shortfall to forecasted net sales was related to events and circumstances that are expected to be temporary in nature, or if it were caused by more pervasive issue that could serve as in impairment indicator (e.g., loss of key customers, discontinuance of certain product categories within a brand, etc.). We use this risk-based approach to determine which brands we would quantitatively test for impairment, whether as part of fiscal year annual impairment testing or an interim period test.

During the second quarter of 2026, we qualitatively assessed our indefinite-lived intangible assets for impairment and determined that the Ella’s Kitchen® baby and kids foods and Hartley’s® jelly indefinite-lived tradenames should be quantitatively tested. The Company’s fiscal year 2026 interim impairment testing resulted in the recognition of impairment charges for the Hartley’s® jelly indefinite-lived tradename.

During the three months ended December 31, 2025, as a result of a continued decline in net sales driven by industry-wide volume softness for purees within the U.K., the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods indefinite-lived tradename. The Company concluded that the indefinite-lived intangible asset estimated fair value exceeded its carrying amount by 12.8%. The intangible asset is part of the International reportable segment and had a carrying value of $35,801 as of December 31, 2025.

During the three months ended December 31, 2025, as a result of continued decline in net sales, the Company conducted an interim quantitative impairment test for the Hartley’s® jelly indefinite-lived tradename. The Company concluded that the indefinite-lived tradename carrying amount exceeded its estimated fair value. During the three months ended December 31, 2025, the Company recorded a non-cash impairment charge of $11,917 which was recorded within intangibles and long-lived asset impairment on the consolidated statement of operations. The Hartley’s® jelly indefinite-lived intangible asset is part of the International reportable segment and had a remaining carrying value of $37,685 as of December 31, 2025.

The Ella’s Kitchen® baby and kids foods, Hartley’s® jelly, Sensible Portions®, and Spectrum® indefinite-lived tradenames remain at risk of impairment in future periods in the event of unfavorable changes in assumptions, including forecasted future cash flows based on execution of strategic initiatives for increasing revenue, as well as discount rates and other macroeconomic factors. The Sensible Portions® and Spectrum® intangible assets, which were quantitatively tested in the prior year, are part of the North America reportable segment and have remaining carrying value of $8,000 and $11,800, respectively, as of December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, during the three months ended December 31, 2025. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective due to the material weakness related to our controls to review goodwill and indefinite-lived intangible asset quantitative impairment tests that were performed throughout the prior fiscal year, identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, there were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended December 31, 2025, there were 222,709 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $1.29 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

10.1*

Second Amendment to The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025).

10.2*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP.

10.3*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Relative Total Shareholder Return).

10.4*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Adjusted EBITDA Margin).

10.5*	Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Unlevered Free Cash Flow).

10.6*	Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards.

10.7*	Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan - Alison E. Lewis.

10.8*	Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan - Alison E. Lewis.

10.9*

Employment Agreement, dated as of December 12, 2025, by and between The Hain Celestial Group, Inc. and Alison E. Lewis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).

10.10*

Change in Control Agreement, dated as of December 12, 2025, by and between The Hain Celestial Group, Inc. and Alison E. Lewis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	February 9, 2026	/s/ Alison E. Lewis
Alison E. Lewis, President and Chief Executive Officer (Principal Executive Officer)

Date:	February 9, 2026	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	February 9, 2026	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)