Form 10-Q
period 2026-03-31
HAIN CELESTIAL GROUP INC
filed 2026-05-11
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 5, 2026, there were 90,253,483 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things: our beliefs or expectations relating to our future performance, results of operations and financial condition; our strategic initiatives and business strategy; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: challenges and uncertainty resulting from the impact of competition; changes to consumer preferences; our ability to execute our business strategy; our ability to realize the benefits of the North American Snacks business disposition; compliance with our credit agreement and our ability to refinance, retire and/or extend the maturity of the Company’s existing debt; our ability to manage our supply chain effectively; input cost inflation, including as a result of tariffs; reliance on independent contract manufacturers; disruption of operations at our manufacturing facilities; customer concentration; reliance on independent distributors; risks associated with operating internationally; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; foreign currency exchange risk; general economic conditions; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; cybersecurity incidents; disruptions to information technology systems; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; our ability to manage our financial reporting and internal control systems and processes; compliance with data privacy laws; the adequacy of our insurance coverage; climate impacts; liabilities, claims or regulatory change with respect to environmental matters; and other risks and matters described in our most recent Annual Report on Form 10-K, this Form 10-Q and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2026 AND JUNE 30, 2025

(In thousands, except par values)

	March 31,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$44,311	$54,355
Accounts receivable, less allowance for doubtful accounts of $3,548 and $1,337, respectively	138,816	154,440
Inventories	159,071	248,731
Prepaid expenses and other current assets	84,230	43,169
Assets held for sale	9,437	29,603
Total current assets	435,865	530,298
Property, plant and equipment, net	188,104	264,730
Goodwill	288,297	500,961
Trademarks and other intangible assets, net	178,286	210,905
Operating lease right-of-use assets, net	51,340	71,171
Other assets	20,829	25,213
Total assets	$1,162,721	$1,603,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,926	$188,307
Accrued expenses and other current liabilities	129,199	68,426
Current portion of long-term debt	549,184	7,653
Liabilities related to assets held for sale	4,594	12,987
Total current liabilities	834,903	277,373
Long-term debt, less current portion	312	697,168
Deferred income taxes	38,349	40,332
Operating lease liabilities, noncurrent portion	46,303	65,284
Other noncurrent liabilities	27,308	48,116
Total liabilities	947,175	1,128,273
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 113,456 and 112,491 shares, respectively; outstanding: 90,993 and 90,284 shares, respectively	1,135	1,125
Additional paid-in capital	1,242,584	1,238,402
Retained (deficit) earnings	(196,296)	46,678
Accumulated other comprehensive loss	(101,387)	(81,053)
	946,036	1,205,152
Less: Treasury stock, at cost, 22,463 and 22,207 shares, respectively	(730,490)	(730,147)
Total stockholders’ equity	215,546	475,005
Total liabilities and stockholders’ equity	$1,162,721	$1,603,278

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2026 AND 2025

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net sales	$338,357	$390,351	$1,090,360	$1,196,432
Cost of sales	267,965	305,701	877,451	936,720
Gross profit	70,392	84,650	212,909	259,712
Selling, general and administrative expenses	59,078	62,934	185,493	204,417
Goodwill impairment	31,018	110,251	150,926	201,518
Long-lived asset and intangibles impairment	15,047	24,012	26,964	42,029
Productivity and transformation costs	4,066	7,289	17,519	16,497
Amortization of acquired intangible assets	3,314	1,243	5,725	5,176
Proceeds from insurance claim	—	—	(25,900)	—
Operating loss	(42,131)	(121,079)	(147,818)	(209,925)
Interest and other financing expense, net	13,914	11,866	45,075	38,412
Other expense, net	49,518	1,182	47,865	2,434
Loss before income taxes and equity in net loss of equity-method investees	(105,563)	(134,127)	(240,758)	(250,771)
Provision (benefit) for income taxes	759	(505)	1,889	5,746
Equity in net loss of equity-method investees	21	966	327	1,709
Net loss	$(106,343)	$(134,588)	$(242,974)	$(258,226)

Net loss per common share:
Basic	$(1.17)	$(1.49)	$(2.68)	$(2.87)
Diluted	$(1.17)	$(1.49)	$(2.68)	$(2.87)

Shares used in the calculation of net loss per common share:
Basic	90,993	90,247	90,650	90,080
Diluted	90,993	90,247	90,650	90,080

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2026 AND 2025

(In thousands)

	Three Months Ended
	March 31, 2026			March 31, 2025
	Pretax amount	Tax (expense) benefit	After tax amount	Pretax amount	Tax benefit (expense)	After tax amount
Net loss			$(106,343)			$(134,588)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(11,300)	$—	(11,300)	$28,366	$—	28,366
Change in deferred gains (losses) on cash flow hedging instruments	418	(105)	313	(2,566)	757	(1,809)
Change in deferred (losses) gains on fair value hedging instruments	(16)	4	(12)	131	(33)	98
Change in deferred gains (losses) on net investment hedging instruments	2,019	(514)	1,505	(3,962)	1,017	(2,945)
Total other comprehensive (loss) income	$(8,879)	$(615)	$(9,494)	$21,969	$1,741	$23,710

Total comprehensive loss			$(115,837)			$(110,878)

	Nine Months Ended
	March 31, 2026			March 31, 2025
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit	After tax amount
Net loss			$(242,974)			$(258,226)
Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(20,935)	$—	(20,935)	$11,486	$—	11,486
Change in deferred losses on cash flow hedging instruments	(1,475)	351	(1,124)	(8,176)	2,108	(6,068)
Change in deferred gains (losses) on fair value hedging instruments	54	(15)	39	(198)	56	(142)
Change in deferred gains on net investment hedging instruments	2,263	(577)	1,686	(1,654)	350	(1,304)
Total other comprehensive (loss) income	$(20,093)	$(241)	$(20,334)	$1,458	$2,514	$3,972

Total comprehensive loss			$(263,308)			$(254,254)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED March 31, 2026

(In thousands, except par values)

	Common Stock		Additional	Retained			Accumulated Other
		Amount	Paid-in	(Deficit)	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2025	112,491	$1,125	$1,238,402	$46,678	22,207	$(730,147)	$(81,053)	$475,005
Net loss				(20,625)				(20,625)
Other comprehensive loss							(11,325)	(11,325)
Issuance of common stock pursuant to stock-based compensation plans	93	1						1
Employee shares withheld for taxes					33	(70)		(70)
Stock-based compensation expense			2,003					2,003
Balance at September 30, 2025	112,584	$1,126	$1,240,405	$26,053	22,240	$(730,217)	$(92,378)	$444,989
Net loss				(116,006)				(116,006)
Other comprehensive income							485	485
Issuance of common stock pursuant to stock-based compensation plans	872	9	(10)					(1)
Employee shares withheld for taxes					223	(273)		(273)
Stock-based compensation expense			1,051					1,051
Balance at December 31, 2025	113,456	$1,135	$1,241,446	$(89,953)	22,463	$(730,490)	$(91,893)	$330,245
Net loss				(106,343)				(106,343)
Other comprehensive loss							(9,494)	(9,494)
Stock-based compensation expense			1,138					1,138
Balance at March 31, 2026	113,456	$1,135	$1,242,584	$(196,296)	22,463	$(730,490)	$(101,387)	$215,546

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(In thousands)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(242,974)	$(258,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,044	32,902
Deferred income taxes	(2,687)	(2,625)
Equity in net loss of equity-method investees	327	1,709
Stock-based compensation, net	4,192	9,422
Goodwill impairment	150,926	201,518
Intangibles and long-lived asset impairment	26,964	42,029
Loss on sale of assets	48,501	2,202
Other non-cash items, net	2,871	773
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	17,641	(1,361)
Inventories	59,556	(10,605)
Other current assets	(39,769)	(8,279)
Other assets and liabilities	(4,009)	(561)
Accounts payable and accrued expenses	6,243	15,865
Net cash provided by operating activities	66,826	24,763
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(16,004)	(19,060)
Proceeds from sale of assets	102,770	13,773
Investments and joint ventures, net	—	2,570
Proceeds from termination of net investment hedges	—	2,363
Net cash provided by (used in) investing activities	86,766	(354)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	156,000	156,000
Repayments under bank revolving credit facility	(205,500)	(186,000)
Repayments under term loan	(106,725)	(5,625)
Payments of other debt, net	(2,642)	(21)
Employee shares withheld for taxes	(343)	(1,381)
Proceeds from termination of fair value hedge	—	552
Net cash used in financing activities	(159,210)	(36,475)
Effect of exchange rate changes on cash	(4,426)	2,184
Net decrease in cash and cash equivalents	(10,044)	(9,882)
Cash and cash equivalents at beginning of period	54,355	54,307
Cash and cash equivalents at end of period	$44,311	$44,425

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except par values and per share data)

1.
BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across beverages, yogurt, baby/kids and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Celestial Seasonings® teas, The Greek Gods® yogurt, Earth’s Best® Organic and Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups, among others.

Strategic Review

We are focused on five actions to win in the marketplace and drive growth: aggressively streamlining our portfolio, accelerating brand renovation and innovation, implementing price increases along with broader revenue growth management, driving productivity and working capital efficiency and enhancing our digital capabilities, inclusive of ecommerce.

During the fourth quarter of fiscal year 2025, we announced that our Board of Directors was conducting a comprehensive review of the Company’s portfolio with the assistance of our independent financial advisor.

As part of this review, on February 27, 2026, the Company completed the sale (the “Transaction”) of its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) and received $111,200 in cash, reflecting the total purchase price of $115,000 less the holdback of an estimate for a customary inventory adjustment, which is subject to finalization following the closing. The Company used the net proceeds of $101,100 from the Transaction to pay down debt. The Transaction represents an important first step in the Company’s broader strategic review, as it reduced leverage while enabling the Company to focus on a more concentrated portfolio of core assets to drive growth.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2025 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2025 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All dollar amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Going Concern and Management’s Plan

As of March 31, 2026, the Company had $549,825 of debt obligations maturing on December 22, 2026, consisting of $401,000 of loans outstanding under the Revolver and $148,825 of Term Loans (each as defined in Note 10, Debt and Borrowings). As of March 31, 2026, the Company had cash of $44,311 and available liquidity of $195,901, subject to compliance with financial covenants, and the Company was in compliance with all associated covenants under its Credit Agreement (see Note 10, Debt and Borrowings). In addition, on January 2, 2026, the Company received $25,900 of proceeds from an insurance claim (see Note 18, Segment Information), which it used to repay loans outstanding under the Revolver, further reducing the Company’s future debt obligations.

As discussed above, the Company announced that its Board of Directors commenced a strategic review of the Company’s business and capital structure, in part to evaluate options to improve liquidity and reduce leverage. As part of this review, on February 27, 2026, the Company completed the Transaction to sell its North American Snacks Business and received net proceeds of $101,100, which were used to repay a portion of the Term Loans.

The Company and the Board of Directors remain focused on executing the next phases of the strategic review and taking decisive actions to strengthen the Company’s financial flexibility, improve performance and address the upcoming debt maturity under the Credit Agreement. These actions include the pursuit of further asset sales to refine the Company’s operating model with a focus on categories and platforms in key markets. In addition, management is executing targeted inventory and other working capital optimization initiatives designed to improve the Company’s cash conversion and enhance liquidity. The Company also continues to have active engagement with its lenders while it evaluates potential strategic transactions.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $205,262 and $216,002 during the nine months ended March 31, 2026 and 2025, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which will provide a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses: all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2025. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(106,343)	$(134,588)	$(242,974)	$(258,226)

Denominator:
Basic and diluted weighted average shares outstanding	90,993	90,247	90,650	90,080

Basic and diluted net loss per common share	$(1.17)	$(1.49)	$(2.68)	$(2.87)

Due to the Company’s net loss in each of the three and nine months ended March 31, 2026 and March 31, 2025, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the respective periods.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its personal care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its PC business was held for sale and ascribed an aggregate $11,000 of goodwill from its U.S. and Canada reporting units, which comprise the North America reportable segment, to the PC business. The operating results of the business were not significant. The Company anticipates that it will sell or dispose of these assets within 12 months. During the nine months ended March 31, 2026, the Company recorded a non-cash charge of $11,448 to write down the carrying amount of the disposal group to its estimated fair value less cost to dispose, which was reflected within long-lived asset and intangibles impairment on the consolidated statements of operations.

During the nine months ended March 31, 2026, the Company substantially completed the exit of the Yves Veggie Cuisine®

plant-based business in Canada (“Yves”) and accordingly classified its remaining property, plant and equipment, net, with a remaining carrying value of $2,589 as held for sale.

The following table presents the major classes of assets and liabilities of the PC business and Yves classified as held for sale:

	March 31, 2026	June 30, 2025
ASSETS
Accounts receivable, net	$—	$7,121
Inventories	27,295	30,347
Prepaid expenses and other current assets	—	1,112
Property, plant and equipment, net	3,554	918
Goodwill	10,984	11,164
Other noncurrent assets	80	80
Operating lease right-of-use assets, net	5,578	5,704
Allowance for reduction of assets held for sale	(38,054)	(26,843)
Assets held for sale	$9,437	$29,603
LIABILITIES
Accounts payable	$—	$5,432
Operating lease liabilities	4,594	5,793
Accrued expenses and other current liabilities	—	1,762
Liabilities held for sale	$4,594	$12,987

5.
DISPOSITIONS

North American Snacks Business

On February 27, 2026, the Company completed the sale of its North American Snacks Business for $111,200 in cash, reflecting the total purchase price of $115,000 less the holdback of an estimate for a customary inventory adjustment. During the nine months ended March 31, 2026, the Company deconsolidated the net assets of the North American Snacks Business, primarily consisting of $57,082, $55,952, and $29,415 of goodwill, property, plant and equipment, and inventory, respectively, and recognized a pretax loss on sale of $50,764, which was recorded in other expense, net. The Transaction does not meet the criteria requiring the presentation of the business as a discontinued operation in accordance with U.S. GAAP and is considered a disposition of a significant business. The Company continues to maintain its snacks business within the International reportable segment.

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

6.
INVENTORIES

Inventories consisted of the following:

	March 31, 2026	June 30, 2025
Finished goods	$113,569	$177,990
Raw materials, work-in-progress, and packaging	45,502	70,741
	$159,071	$248,731

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31, 2026	June 30, 2025
Land	$11,107	$11,926
Buildings and improvements	55,862	61,788
Machinery and equipment	268,390	347,867
Computer hardware and software	56,942	56,466
Furniture and fixtures	21,668	22,599
Leasehold improvements	18,044	38,680
Construction in progress	7,976	12,692
	439,989	552,018
Less: Accumulated depreciation	251,885	287,288
	$188,104	$264,730

Depreciation expense for the three months ended March 31, 2026 and 2025 was $7,280 and $8,013, respectively. Depreciation expense for the nine months ended March 31, 2026 and 2025 was $26,822 and $23,961, respectively.

As of March 31, 2026, the Company reclassified $2,590 of property, plant and equipment, net related to Yves as held for sale (see Note 4, Assets and Liabilities Held for Sale, for details).

During the nine months ended March 31, 2026, the Company completed the divestiture of its North American Snacks Business and deconsolidated its associated property, plant and equipment (see Note 5, Dispositions, for details).

During the nine months ended March 31, 2025, the Company recognized a non-cash impairment charge of $2,254 to reduce the carrying value of certain personal care production assets in the North America reportable segment to their estimated fair value. During the nine months ended March 31, 2025, the Company recognized a $1,600 pretax gain on the sale of its former Bell, CA production facility long-lived assets, which was included as a component of other income, net on the consolidated statement of operations.

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

The components of lease expenses for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Operating lease expenses	$3,341	$2,747	$10,399	$10,793
Finance lease expenses	51	34	181	106
Variable lease expenses	32	156	89	506
Short-term lease expenses	120	251	659	1,091
Total lease expenses	$3,544	$3,188	$11,328	$12,496

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2025(1)	$312,321	$188,640	$500,961
Divestiture(2)	(57,082)	—	(57,082)
Impairment charge	(38,495)	(112,431)	(150,926)
Translation	—	(4,656)	(4,656)
Balance as of March 31, 2026	$216,744	$71,553	$288,297
(1)
The total carrying value of goodwill is reflected net of $563,159 of accumulated impairment charges, of which $365,379 is related to the North America reportable segment and $197,780 is related to the International reportable segment.
(2)
During February 2026, the Company completed the divestiture of its North American Snacks Business. Goodwill of $57,082 was ascribed to the divested businesses on a relative fair value basis related to the North America reportable segment.

As of March 31, 2026, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a decline in the projected performance and expected future cash flows, the Company completed interim quantitative impairment tests of goodwill for all of its international reporting units: U.K., Western Europe and Ella’s Kitchen UK. For the U.S. reporting unit, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, and concluded that the U.S. reporting unit’s estimated fair value exceeded its carrying amount.

In performing the quantitative tests for the U.K., Western Europe, and Ella’s Kitchen UK reporting units, the fair values were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. As of March 31, 2026, the U.K. reporting unit’s carrying amount exceeded its estimated fair value of $227,121, resulting in the recognition of a non-cash impairment charge of $31,018 to reduce the carrying value of the U.K. reporting unit goodwill to nil. The U.K. reporting unit’s impairment charges reflected a decline in sales volume and further compression in Adjusted EBITDA that the Company continued to experience. Aggregate goodwill impairment charges associated with the U.K. and U.S. reporting units were $112,431 and $38,495, respectively for the nine months ended March 31, 2026.

As of March 31, 2026, the estimated fair values of the Western Europe and Ella’s Kitchen UK reporting units exceeded their carrying amounts by 9.4% and 117.8%, respectively. The discount rate in the quantitative tests for the Western Europe and Ella’s Kitchen UK reporting units also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization.

The goodwill related to the U.S. and Western Europe reporting units remains at risk of potential impairment if the fair values of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

During the three months ended March 31, 2025, the Company recognized non-cash impairment charges of $88,712 and $21,539 to reduce the carrying values of the goodwill of the U.S. and Canada reporting units to their estimated fair values. Aggregate goodwill impairment charges associated with the U.S. reporting unit were $179,979 for the nine months ended March 31, 2025.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	March 31, 2026	June 30, 2025
Non-amortized intangible assets:
Trademarks and tradenames(1)	$69,651	$179,282
Amortized intangible assets:
Other intangibles(2)(3)	238,567	159,162
Less: Accumulated amortization	(129,932)	(127,539)
Net amortized intangible assets	108,635	31,623
Net other intangible assets	$178,286	$210,905
(1)
The gross carrying value of trademarks and tradenames is reflected net of $290,260 and $275,990 of accumulated impairment charges as of March 31, 2026 and June 30, 2025, respectively. Effective April 1, 2026, as part of its annual impairment testing and in connection with the strategic review, the Company elected to change the useful life of its remaining intangible assets from indefinite to definite.
(2)
The reduction in carrying value of other intangible assets as of March 31, 2026 reflected accumulated non-cash impairment charges of $30,326 as of each of March 31, 2026 and June 30, 2025.
(3)
During the three months ended March 31, 2026, the useful life for certain tradenames (namely, Ella’s Kitchen® baby and kids foods, Hartley’s® Jelly and Spectrum® culinary oils, vinegars and condiments) were reclassified from indefinite to definite-lived. The carrying value of such intangible assets as of March 31, 2026 was $81,333.

During the three months ended March 31, 2026, as a result of a continued decline in actual and projected net sales driven by challenges related to regaining Earth’s Best® formula distribution, the Company conducted an interim quantitative impairment test for its Earth’s Best® Organic indefinite-lived tradename. The Company concluded that the indefinite-lived intangible asset carrying amount exceeded its estimated fair value and recorded a non-cash impairment charge of $2,038 during the three months ended March 31, 2026, which was recorded within long-lived asset and intangibles impairment on the consolidated statement of operations. The Earth’s Best® indefinite-lived tradename is part of the North America reportable segment and had a remaining carrying value of $20,000 as of March 31, 2026.

During the three months ended March 31, 2026, as a result of a decline in projected net sales driven by shifting consumer behavior towards private label soup, the Company conducted an interim quantitative impairment test for its soup indefinite-lived tradenames (Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups). The Company concluded that the estimated fair value exceeded the carrying amount by 8.0%. The soup indefinite-lived intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $23,229 as of March 31, 2026.

During the nine months ended March 31, 2026, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly tradenames and recorded a non-cash impairment charge of $11,917 for Hartley’s® jelly indefinite-lived tradename. The estimated fair value of the Ella’s Kitchen® tradename exceeded its carrying amount by 12.8%. These tradenames were subsequently reclassified to definite-lived and ascribed a useful life of 10 years. Such tradenames are part of the International reportable segment and have remaining carrying values of $34,246 and $37,336, respectively, as of March 31, 2026.

During the nine months ended March 31, 2025, the Company recorded a non-cash impairment charge of $15,733 within its North America reportable segment related to its personal care intangible assets, primarily Avalon Organics®, JASON®, and Live Clean® trademarks and tradenames. The assets are part of the North America reportable segment.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 9.2 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Amortization of acquired intangibles	$3,314	$1,243	$5,725	$5,176

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	March 31, 2026	June 30, 2025
Revolving credit facility	$401,000	$450,500
Term loans	148,825	255,550
Less: Unamortized issuance costs	(724)	(1,844)
Finance lease obligations	395	615
	549,496	704,821
Current debt and finance lease obligations(1)	549,184	7,653
Long-term debt and finance lease obligations, less current portion	$312	$697,168
(1)
Includes $83 (June 30, 2025: $153) of finance lease obligations.

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

The Credit Agreement includes financial covenants that require compliance with a consolidated secured leverage ratio, a consolidated leverage ratio and a consolidated interest coverage ratio. On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. Pursuant to the Credit Agreement, the Company’s maximum consolidated leverage ratio is 6.00:1.00 and its minimum interest coverage ratio was 2.50:1.00.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2026 was 7.74%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of March 31, 2026, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2026 was 7.41%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of March 31, 2026, there were $401,000 of loans under the Revolver, $148,825 of Term Loans, and $3,099 of letters of credit outstanding under the Credit Agreement. As of March 31, 2026, the Company had $549,825 of debt obligations maturing on December 22, 2026. See Note 2, Basis of Presentation, for management’s going concern assessment and plan. As of March 31, 2026 and June 30, 2025, $195,901 and $246,725, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of March 31, 2026, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the Fourth Amendment to its Credit Agreement during the first quarter of fiscal year 2026, the Company incurred debt issuance costs of approximately $2,846, of which $2,529 was deferred. Of the total deferred costs, $1,996 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheets, and $533 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement. Further, the Fourth Amendment decreased the borrowing capacity of the Revolver, resulting in write-off of $604 of previously capitalized deferred costs. During the three months ended March 31, 2026, in connection with the $101,100 repayment of the Term Loans, $542 of previously capitalized deferred costs were written off.

Interest paid during the three and nine months ended March 31, 2026 was $11,962 and $39,809, respectively. Interest paid during the three and nine months ended March 31, 2025 was $10,732 and $35,014, respectively.

11.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss) which it has done for certain jurisdictions for the quarter ended March 31, 2026. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The Company continued to record a valuation allowance on deferred tax assets in the U.S. and certain other jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits. The effective income tax rate was an expense of 0.7% and a benefit of 0.4% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was an expense of 0.8% and 2.3% for the nine months ended March 31, 2026 and 2025, respectively. The effective income tax rate for the three months ended March 31, 2026 was impacted by the geographical mix of earnings, state income taxes, impairment of goodwill and intangibles and the sale of the North American Snacks Business, as well as movement in both federal and state valuation allowances. The effective income tax rate for the nine months ended March 31, 2026 was also impacted by a Representation & Warranty (“R&W”) insurance payout related to a prior acquisition. The effective income tax rates for the three and nine months ended March 31, 2025 were impacted by the impairment of goodwill and personal care intangibles and movement in both federal and state valuation allowances.

12.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred (Losses) Gains on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2024	$(147,073)	$9,395	$297	$136	$(137,245)
Other comprehensive income (loss) before reclassifications	47,815	(5,515)	(606)	(2,457)	39,237
Amounts reclassified into (income) expense	—	(1,749)	719	(371)	(1,401)
Net change in accumulated other comprehensive income (loss) for the three months ended September 30, 2024(1)	47,815	(7,264)	113	(2,828)	37,836
Balance at September 30, 2024	$(99,258)	$2,131	$410	$(2,692)	$(99,409)
Other comprehensive (loss) income before reclassifications	(64,695)	4,357	1,190	4,831	(54,317)
Amounts reclassified into income	—	(1,351)	(1,542)	(364)	(3,257)
Net change in accumulated other comprehensive (loss) income for the three months ended December 31, 2024(1)	(64,695)	3,006	(352)	4,467	(57,574)
Balance at December 31, 2024	$(163,953)	$5,137	$58	$1,775	$(156,983)
Other comprehensive income (loss) before reclassifications	28,366	(1,061)	(646)	(2,610)	24,049
Amounts reclassified into (income) expense	—	(748)	744	(335)	(339)
Net change in accumulated other comprehensive (loss) income for the three months ended March 31, 2025(1)	28,366	(1,809)	98	(2,945)	23,710
Balance at March 31, 2025	$(135,587)	$3,328	$156	$(1,170)	$(133,273)

Balance at June 30, 2025	$(75,749)	$2,583	$184	$(8,071)	$(81,053)
Other comprehensive (loss) income before reclassifications	(10,798)	320	142	575	(9,761)
Amounts reclassified into income	—	(1,098)	(104)	(362)	(1,564)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2025(1)	(10,798)	(778)	38	213	(11,325)
Balance at September 30, 2025	$(86,547)	$1,805	$222	$(7,858)	$(92,378)
Other comprehensive income before reclassifications	1,163	49	81	329	1,622
Amounts reclassified into income	—	(708)	(68)	(361)	(1,137)
Net change in accumulated other comprehensive income (loss) for the three months ended December 31, 2025(1)	1,163	(659)	13	(32)	485
Balance at December 31, 2025	$(85,384)	$1,146	$235	$(7,890)	$(91,893)
Other comprehensive (loss) income before reclassifications	(11,300)	773	458	1,858	(8,211)
Amounts reclassified into income	—	(460)	(470)	(353)	(1,283)
Net change in accumulated other comprehensive (loss) income for the three months ended March 31, 2026(1)	(11,300)	313	(12)	1,505	(9,494)
Balance at March 31, 2026	$(96,684)	$1,459	$223	$(6,385)	$(101,387)

(1)
See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three and nine months ended March 31, 2026 and 2025.
13.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a stockholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (as amended, the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Stockholders held on November 17, 2022, and further amended at each of the Company’s 2024 Annual Meeting of Stockholders held on October 31, 2024 and the Company’s 2025 Annual Meeting of Stockholders held on October 30, 2025. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s stockholders. The 2022 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and its 2019 Equity Inducement Award Program. The Company’s long-term incentive program (“LTIP”) is described in Note 14, Stock-Based Compensation and Incentive Performance Plans, in the Notes to the Consolidated Financial Statements in the Form 10-K.

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

Compensation cost and related income tax benefits recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Selling, general and administrative expense
Stock-based awards	$1,138	$2,973	$4,192	$9,422
Cash-settled awards	368	291	695	563
Total selling, general and administrative expenses	$1,506	$3,264	$4,887	$9,985
Related income tax benefit	$128	$275	$161	$748

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of March 31, 2026 generally provide for vesting at 0% to 100%, 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the nine months ended March 31, 2026 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2025	2,624	$9.09
Granted(1)	5,406	$0.94
Vested	(965)	$6.77
Forfeited	(1,032)	$8.73
Non-vested RSUs and PSUs outstanding at March 31, 2026	6,033	$2.23

(1)
For RSUs and performance-based PSUs, the Company uses the fair market value of the Company’s common stock on the grant date to measure fair value for service-based awards and for market-based PSUs, the Company uses a Monte Carlo simulation model to determine the fair value of those awards granted under the LTIP.

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, was as follows:

	Nine Months Ended March 31,
	2026	2025
Fair value of RSUs and PSUs granted	$5,101	$14,855
Fair value of shares vested	$1,271	$4,715
Tax benefit recognized from restricted shares vesting	$210	$620

At March 31, 2026, there was $7,057 of unrecognized stock-based compensation expense related to non-vested stock-based awards, which is expected to be recognized over a weighted average period of 0.95 year.

Cash-Settled Award Activity

The Company grants cash-settled awards that are either service-based or subject to the achievement of minimum market conditions or performance goals. Service-based cash awards generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. For cash awards tied to minimum market conditions or performance goals, award amounts are stated at target levels with vesting at 0% to 100%, 150% of the target level depending on conditions or performance. Cash-based awards are issued at no cost to the recipient.

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at March 31, 2026 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $542 at March 31, 2026, which is classified as a liability and reported in accrued expenses and other current liabilities.

During the nine months ended March 31, 2026, the estimated fair value of granted cash-settled awards was $3,392. For the nine months ended March 31, 2026, the Company recognized a forfeiture adjustment of $1,036.

At March 31, 2026, there was $3,566 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 2.26 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$1,854	$—	$1,854	$—
Liabilities:
Derivative financial instruments	$14,679	$—	$14,679	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,835	$—	$5,835	$—
Liabilities:
Derivative financial instruments	$19,706	$—	$19,706	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the nine months ended March 31, 2026 or 2025.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of March 31, 2026 and June 30, 2025 were classified as Level 2.

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

During the three and nine months ended March 31, 2026, the Company recorded non-cash impairment charges of $38,495 and $112,431, respectively, associated with the U.K. reporting unit, as discussed in Note 9, Goodwill and Other Intangible Assets. As of March 31, 2026, the U.K. reporting unit goodwill balances was classified as a Level 3 asset measured at fair value on a nonrecurring basis with an estimated fair value of $227,121. During the nine months ended March 31, 2026, the Company recorded a non-cash impairment charge of $38,495 related to goodwill of the U.S. reporting unit, which was classified as a Level 3 asset based on an estimated fair value of $459,000.

During the three months ended March 31, 2026, the Company conducted an interim quantitative impairment test for its soup (Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups) and Earth’s Best® Organic indefinite-lived tradenames. During the three and nine months ended March 31, 2026, the Company recorded non-cash impairment charges of $2,038 for the Earth’s Best® Organic indefinite-lived tradename, as discussed in Note 9, Goodwill and Other Intangible Assets. As of March 31, 2025, such intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair values of $23,229 and $20,000, respectively.

During the nine months ended March 31, 2026, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly indefinite-lived tradenames and recorded a non-cash impairment charge of $11,917 for Hartley’s® jelly indefinite-lived tradename, as discussed in Note 9, Goodwill and Other Intangible Assets. As of March 31, 2026, such intangible assets were classified as Level 3 assets measured at fair value on a nonrecurring basis with estimated fair value of $34,246 and $37,336, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three and nine months ended March 31, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $1,842 will be reclassified as a decrease to interest expense.

As of March 31, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $4 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of March 31, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	10	£3,547	€4,050

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

As of March 31, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

During the three months ended March 31, 2025, the Company terminated one EUR-USD cross-currency swap and received proceeds of $552. The Company simultaneously entered into a new, at-market cross currency swap with the same notional amount as the previous fair value hedge. A portion of gain was recognized in the consolidated statement of comprehensive loss, and the balance was deferred to AOCL where it will be amortized on a straight-line basis.

As of March 31, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of March 31, 2026 and June 30, 2025, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Intercompany loan receivable	$28,453	$28,982	$(528)	$2,517

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$1,841	Accrued expenses and other current liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	14,552
Foreign currency forward contracts	Prepaid expenses and other current assets	13	Accrued expenses and other current liabilities	83
Total derivatives designated as hedging instruments		$1,854		$14,635

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three and nine months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,073	$(1,633)	$1,627	$(2,611)
Foreign currency forward contracts	(26)	152	(70)	(304)
Derivatives in net investment hedging relationships:
Cross-currency swaps	2,493	(3,512)	3,705	(215)
Derivatives in fair value hedging relationships:
Cross-currency swaps	614	(864)	913	(52)
	$4,154	$(5,857)	$6,175	$(3,182)

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three and nine months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$666	$1,311	$3,017	$5,359
Cross-currency swaps	—	(92)	—	36
Cost of sales:
Foreign currency forward contracts	(37)	(134)	15	(134)
Derivatives in net investment hedging relationships:
Cross-currency swaps	474	450	1,442	1,439
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	630	(995)	859	146
	$1,733	$540	$5,333	$6,846

(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the three months ended March 31, 2026 and 2025 was $109 and $104, respectively. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for the nine months ended March 31, 2026 and 2025 was $331 and $351, respectively.

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

During the nine months ended March 31, 2026, the Company entered into auto-cancellable Target Redemption Forward (“TARF”) contracts to buy up to €13,800, as part of its strategy to manage exposure to certain Euro-denominated liabilities across 13 defined bi-weekly fixed ranges over a six-month period from January 2026 to June 2026. During the three months ended March 31, 2026, the Company recorded a loss of $44 on such TARF contracts, which is included in other expense, net in the consolidated statements of operations.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Target Redemption Forward	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$44

16.
RESTRUCTURING PROGRAM

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”) and incurred charges related to contract terminations, asset write‑downs, employee‑related costs, and other transformation-related expenses.

For the three months ended March 31, 2026, expenses associated with the Restructuring Program in the amount of $4,066, $726 and $10 were recorded in productivity and transformation costs, cost of sales and long-lived asset and intangibles impairment, respectively, on the consolidated statements of operations. For the three months ended March 31, 2025, expenses associated with the Restructuring Program in the amount of $7,289 and $379 were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations.

For the nine months ended March 31, 2026, expenses associated with the Restructuring Program in the amount of $16,061, $6,009 and $10 were recorded in productivity and transformation costs, cost of sales and long-lived asset and intangibles impairment, respectively, on the consolidated statements of operations. For the nine months ended March 31, 2025, expenses associated with the Restructuring Program in the amount of $16,497, $2,285, and $1,613 were recorded in productivity and transformation costs, long-lived asset and intangibles impairment, and cost of sales, respectively, on the consolidated statements of operations.

The table below sets forth expenses associated with the Restructuring Program for the three- and nine-month periods ended March 31, 2026 and March 31, 2025 by reportable segments and Corporate and Other.

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
North America	$2,823	$3,650	$13,999	$9,300
Corporate and Other	1,238	2,538	5,750	8,260
International	741	1,480	2,331	2,835
	$4,802	$7,668	$22,080	$20,395

The following table displays the activities and liability balances relating to the Restructuring Program for the nine-month period ended March 31, 2026. The Company expects to pay substantially all remaining accrued restructuring costs during the next 12 months and the program is expected to conclude by fiscal year 2027.

	Balance at June 30, 2025	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at March 31, 2026
Employee-related costs(1)	$2,430	$9,353	$(7,769)	$—	$4,014
Contract termination costs	208	1,533	(1,222)	—	519
Asset write-downs(2)	—	3,560	—	(3,560)	—
Other transformation-related expenses(3)	380	7,634	(7,425)	12	601
	$3,018	$22,080	$(16,416)	$(3,548)	$5,134
(1)
Employee-related costs include $833 of severance related to executive officer succession.
(2)
Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. On September 29, 2025, the Second Circuit reversed and remanded the matter for further proceedings. The matter is now proceeding in the District Court and the Company answered the Second Amended Complaint on January 27, 2026. On May 4, 2026, the parties entered into a binding term sheet to settle the Consolidated Securities Action for $35,000, to be funded solely by insurance. The binding term sheet expressly provides that Defendants make no admission of liability or wrongdoing and that each Defendant denies all wrongdoing. Further, the term sheet states that the settlement amount will be funded solely by insurance and that no part of the settlement amount will be funded by the Company or any individual defendant. The settlement remains subject to execution of a formal stipulation of settlement and final Court approval. As of March 31, 2026, the Company recorded an insurance receivable of $35,000 within prepaid expenses and other current assets and a corresponding liability of $35,000 within accrued expenses and other current liabilities in the consolidated balance sheet.

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

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. Following the Second Circuit’s reversal and remand on September 29, 2025, the Parties filed a status update on November 14, 2025 and an initial proposed scheduling order on February 6, 2026. On April 30, 2026, the plaintiffs filed a Motion for Leave to File the Verified Consolidated Second Amended Shareholder Derivative Complaint under seal, together with their Amended Complaint. On May 1, 2026, the Court granted the motion to file under seal. The parties must jointly file a proposed case management schedule by May 14, 2026.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 200 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL first proceeded with general causation discovery. Expert discovery has closed, and the parties’ Rule 702 motions have been fully briefed. The Court held Rule 702 hearings during the week of December 8, 2025; on February 27, 2026, the Court issued an order excluding Plaintiffs’ general causation experts. On May 1, 2026, Defendants filed a motion for summary judgment.

Baby Food California State Court Cases

There are currently 13 personal injury cases against the Company pending in California State Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now (or will be) included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but two of the cases are currently stayed.

In Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, the Court granted defendants’ Motion to Exclude Plaintiff’s Exposure Expert and Defendants’ Motion for Summary Judgment. Plaintiff filed a Notice of Appeal on March 2, 2026.

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

The Company successfully petitioned the United States Supreme Court for a writ of certiorari, and the Supreme Court heard oral argument on November 4, 2025. On February 24, 2026, the Supreme Court issued an opinion affirming the Fifth Circuit’s decision to vacate the judgment in favor of Hain and remand the proceedings to state court to be re-tried.

The case is now pending in the District Court of Brazoria County, Texas. Discovery is ongoing.

Baby Food Florida State Court Cases

There are currently two multi-plaintiff personal injury cases against the Company pending in Florida State Courts relating to the same allegations regarding trace levels of heavy metals in the Products.

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

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of the end of the period covered by this report, the Company has not recorded a liability for any of the matters disclosed in this note, except for the above-noted liability and offsetting insurance receivable in connection with the proposed settlement of the Consolidated Securities Action, which is to be funded solely by insurance. It is possible that some matters could require the Company to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

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

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, proceeds from insurance claim, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse/manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, loss (gain) on sale of assets, impairment of goodwill, long-lived asset and intangibles impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the three and nine months ended March 31, 2026 and 2025. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Sales:
North America	$171,495	$222,407	$573,236	$682,836
International	166,862	167,944	517,124	513,596
	338,357	390,351	1,090,360	1,196,432
Cost of sales, adjusted to exclude restructuring activities:
North America	(131,330)	(172,637)	(445,700)	(527,669)
International	(136,041)	(132,472)	(426,949)	(407,272)
	(267,371)	(305,109)	(872,649)	(934,941)
Marketing expense:
North America	(9,884)	(11,360)	(27,599)	(30,949)
International	(2,275)	(4,908)	(11,416)	(13,913)
	(12,159)	(16,268)	(39,015)	(44,862)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(16,614)	(24,742)	(63,907)	(81,732)
International	(17,597)	(14,982)	(49,367)	(48,542)
	(34,211)	(39,724)	(113,274)	(130,274)
Depreciation and amortization and other adjustments:
North America	3,504	3,638	9,061	12,586
International	8,631	6,584	21,741	21,193
	12,135	10,222	30,802	33,779
Segment Adjusted EBITDA:
North America	17,171	17,306	45,091	55,072
International	19,580	22,166	51,133	65,062
Total Reportable Segments Adjusted EBITDA	36,751	39,472	96,224	120,134
Corporate and Other	(10,499)	(5,857)	(25,958)	(26,251)
	26,252	33,615	70,266	93,883
Depreciation and amortization	(12,484)	(10,455)	(39,044)	(32,902)
Equity in net loss of equity-method investees	(21)	(966)	(327)	(1,709)
Interest expense, net	(12,515)	(11,096)	(39,723)	(36,084)
(Provision) benefit for income taxes	(759)	505	(1,889)	(5,746)
Stock-based compensation, net	(1,138)	(2,973)	(4,192)	(9,422)
Unrealized currency losses	(219)	(1,137)	(623)	(707)
Proceeds from insurance claim(a)	—	—	25,900	—
Certain litigation expenses, net(b)	(2,519)	(407)	(3,164)	(2,254)
Restructuring activities
Productivity and transformation costs	(4,066)	(7,289)	(17,519)	(16,497)
Plant closure related costs, net	(727)	5	(1,533)	(1,229)
Warehouse/manufacturing consolidation and other costs, net	—	(384)	—	(384)
Acquisitions, divestitures and other
(Loss) gain on sale of assets	(50,529)	106	(48,501)	(2,202)
Transaction and integration costs, net	(1,553)	151	(4,735)	574
Impairment charges
Goodwill impairment	(31,018)	(110,251)	(150,926)	(201,518)
Long-lived asset and intangibles impairment	(15,047)	(24,012)	(26,964)	(42,029)
Net loss	$(106,343)	$(134,588)	$(242,974)	$(258,226)
(a)
Represents a receivable under the Company’s R&W insurance related to one of our prior acquisitions, which was collected on January 2, 2026.

(b)
Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Snacks	$52,827	$88,506	$204,693	$277,688
Baby & Kids	53,133	59,896	162,515	182,225
Beverages	66,502	62,874	200,609	189,364
Meal Preparation	153,231	162,266	485,117	499,311
Personal Care	12,664	16,809	37,426	47,844
	$338,357	$390,351	$1,090,360	$1,196,432

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
United States	$154,585	$195,725	$509,690	$601,825
United Kingdom	120,066	123,256	373,794	380,615
Western Europe	46,796	44,688	143,330	132,981
Canada	16,910	26,682	63,546	81,011
	$338,357	$390,351	$1,090,360	$1,196,432

The Company’s long-lived assets, which represent net property, plant and equipment and operating lease right-of-use assets by geographic area, were as follows:

	March 31, 2026	June 30, 2025
United States(a)	$57,779	$129,558
United Kingdom	116,123	129,799
Western Europe	61,864	65,491
Canada	3,678	11,053
	$239,444	$335,901

(a)
During the three months ended March 31, 2026, the Company completed the divestiture of its North American Snacks Business and deconsolidated its net assets. See Note 5, Dispositions, for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended March 31, 2026 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”), was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across beverages, yogurt, baby/kids and meal preparation are marketed and sold in over 70 countries around the world. The Company operates under two reportable segments: North America and International.

The Company’s leading brands include Celestial Seasonings® teas, The Greek Gods® yogurt, Earth's Best® Organic and Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups, among others.

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

As part of this review, on February 27, 2026, we completed the sale (the “Transaction”) of our North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) and received $111.2 million in cash, reflecting the total purchase price of $115.0 million less the holdback of an estimate for a customary inventory adjustment, which is subject to finalization following the closing. We used the net proceeds of $101.1 million from the Transaction to pay down debt. The Transaction represents an important first step in our broader strategic review, as it reduced leverage while enabling us to focus on a more concentrated portfolio of core assets to drive growth.

Restructuring Program

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”), to improve profitability and support future growth and incurred charges related to contract terminations, asset write‑downs, employee‑related costs, and other transformation-related expenses.

Cumulative pretax charges associated with the Restructuring Program are expected to be $115 million - $125 million which represents an increase of $15 million from the previously reported range, primarily due to incremental restructuring actions expected to be incurred in connection with the sale of the North American Snacks Business. The Restructuring Program is expected to conclude by fiscal year 2027. For the three and nine months ended March 31, 2026, we incurred pretax charges of $4.8 million and $22.1 million respectively, associated with the Restructuring Program, compared to approximately $7.7 million and $20.4 million respectively, in the corresponding periods of the prior year.

Annualized pretax savings are expected to be $130 million - $150 million. The gross savings to date reflect operating model savings, productivity delivery and benefits from revenue growth management initiatives, offset by volume deleveraging and input cost inflation.

Global Economic Environment

Inflation volatility, changes in interest rates, evolving fiscal and monetary policies, global supply chain constraints, and changes in U.S. and international trade restrictions and tariffs continue to create economic uncertainty and cost pressures across global markets.

Geopolitical tensions, including the conflict in Iran that began in February 2026, have disrupted and could continue to disrupt global energy supply‑demand dynamics, contributing to commodity price volatility and broader uncertainty. These conditions could adversely affect energy prices, transportation routes, logistics and insurance costs, global supply chains, input costs, and consumer spending patterns, which could impact our operating results, liquidity, and cash flows if such conditions persist or escalate. We continue to monitor the evolving macroeconomic and geopolitical environment and assess potential impacts on our business.

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended March 31, 2026 and 2025 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	March 31, 2026		March 31, 2025		Dollars	Percentage
Net sales	$338,357	100.0%	$390,351	100.0%	$(51,994)	(13.3)%
Cost of sales	267,965	79.2%	305,701	78.3%	(37,736)	(12.3)%
Gross profit	70,392	20.8%	84,650	21.7%	(14,258)	(16.8)%
Selling, general and administrative expenses	59,078	17.5%	62,934	16.1%	(3,856)	(6.1)%
Goodwill impairment	31,018	9.2%	110,251	28.2%	(79,233)	(71.9)%
Long-lived asset and intangibles impairment	15,047	4.4%	24,012	6.2%	(8,965)	(37.3)%
Productivity and transformation costs	4,066	1.2%	7,289	1.9%	(3,223)	(44.2)%
Amortization of acquired intangible assets	3,314	1.0%	1,243	0.3%	2,071	166.6%
Operating loss	(42,131)	(12.5)%	(121,079)	(31.0)%	78,948	(65.2)%
Interest and other financing expense, net	13,914	4.1%	11,866	3.0%	2,048	17.3%
Other expense, net	49,518	14.6%	1,182	0.3%	48,336	**
Loss before income taxes and equity in net loss of equity-method investees	(105,563)	(31.2)%	(134,127)	(34.4)%	28,564	(21.3)%
Provision (benefit) for income taxes	759	0.2%	(505)	(0.1)%	1,264	*
Equity in net loss of equity-method investees	21	0.0%	966	0.2%	(945)	(97.8)%
Net loss	$(106,343)	(31.4)%	$(134,588)	(34.5)%	$28,245	(21.0)%

Adjusted EBITDA	$26,252	7.8%	$33,615	8.6%	$(7,363)	(21.9)%
Diluted net loss per common share	$(1.17)		$(1.49)		$0.32	(21.6)%

* Percentage is not meaningful due to one or more numbers being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales for the three months ended March 31, 2026 were $338.4 million, a decrease of $52.0 million, or 13.3%, including a reduction of $48.3 million, or 10.8%, related to divestitures, held for sale businesses, discontinued brands and exited product categories primarily due to sale of the North American Snacks Business and a favorable impact of $12.5 million, or 3.2%, from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, held for sale businesses, discontinued brands and exited product categories, decreased $16.2 million, or 5.7%, from the prior year quarter. The decrease in organic net sales was due to a decline in both the North America and International reportable segments.

Additionally, the decrease in organic net sales comprised a 10.6% decrease in volume/mix, partially offset by a 4.9% increase in pricing primarily reflecting promotional activity. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $70.4 million, a decrease of $14.3 million, or 16.8%, as compared to the prior year period. Gross profit margin of 20.8% for the three months ended March 31, 2026 was lower when compared with 21.7% in the prior year period, representing a 90-basis point decrease.

The decrease in gross profit was driven by both the North America and International reportable segments. The decrease in the North America reportable segment was mainly due to lower sales volume, partially offset by favorable pricing. The decline in the International reportable segment was mainly driven by lower sales volume, partially offset by productivity savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $59.1 million for the three months ended March 31, 2026, a decrease of $3.9 million, or 6.1%, from $62.9 million for the prior year quarter. The decrease was primarily driven by a reduction in employee-related expenses.

Goodwill Impairment

During the three months ended March 31, 2026, the Company recognized a non-cash goodwill impairment charge of $31.0 million related to its U.K. reporting unit. During the three months ended March 31, 2025, the Company recorded aggregate non-cash goodwill impairment charges of $110.3 million within the North America segment related to its U.S. and Canada reporting units. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Long-Lived Asset and Intangibles Impairment

During the three months ended March 31, 2026, the Company recorded non-cash impairment charges of $12.4 million, primarily related to a reduction in the estimated fair value of the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. During the three months ended March 31, 2026, the Company also recognized aggregate non-cash impairment charges of $2.0 million primarily related to Earth’s Best® Organic indefinite-lived tradename. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

During the three months ended March 31, 2025, the Company recorded non-cash impairment charges of $24.0 million, primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Productivity and Transformation Costs

Productivity and transformation costs were $4.1 million for the three months ended March 31, 2026, a decrease of $3.2 million, or 44.2%, from $7.3 million in the prior year quarter. The decrease primarily reflected a reduction in restructuring costs incurred in connection with the Restructuring Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $3.3 million for the three months ended March 31, 2026 compared to $1.2 million for the prior year quarter. During the three months ended March 31, 2026, the useful life for certain meal preparation category tradenames (namely, Hartley’s® Jelly and Spectrum® culinary oils, vinegars and condiments) and the trademark for the baby and kids category brand, Ella’s Kitchen® baby and kids foods was changed from indefinite to definite.

Operating Loss

Operating loss for the three months ended March 31, 2026 was $42.1 million compared to operating loss of $121.1 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $13.9 million for the three months ended March 31, 2026, an increase of $2.0 million, or 17.3%, from $11.9 million in the prior year quarter. The increase resulted primarily from a higher interest rate spread as well as increased amortization of deferred financing fees related to the May 2025 and September 2025 amendments to our Credit Agreement, as defined below, and a write-off of $0.5 million of deferred financing fees in connection with the $101.1 million repayment of the Term Loans, partially offset by lower outstanding debt balance compared to the prior year period. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net totaled $49.5 million for the three months ended March 31, 2026 compared to $1.2 million in the prior year quarter. The change was primarily due to the recognition of a pretax loss of $50.8 million on the sale of the North American Snacks Business in the third quarter of fiscal 2026.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended March 31, 2026 was $105.6 million compared to $134.1 million in the prior year quarter. The decrease in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $0.8 million for the three months ended March 31, 2026 compared to income tax benefit of $0.5 million in the prior year quarter.

The effective income tax rate was an expense of 0.7% and a benefit of 0.4% for the three months ended March 31, 2026 and 2025, respectively. The income tax expense for the three months ended March 31, 2026 reflected foreign tax expense in certain jurisdictions, impairment of goodwill and intangibles, the sale of the North American Snacks Business and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the three months ended March 31, 2025 was impacted by tax expense in certain jurisdictions, impairment of goodwill and personal care intangibles and movement in the valuation allowances for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the three months ended March 31, 2026 decreased by $1.0 million compared to $1.0 in the prior year quarter.

Net Loss

Net loss for the three months ended March 31, 2026 was $106.3 million, or $1.17 per diluted share, compared to $134.6 million, or $1.49 per diluted share, in the prior year quarter. The decrease in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $26.3 million and $33.6 million for the three months ended March 31, 2026 and 2025, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 3/31/26	$171,495	$166,862	$—	$338,357
Three months ended 3/31/25	222,407	167,944	—	390,351
$ change	$(50,912)	$(1,082)	n/a	$(51,994)
% change	(22.9)%	(0.6)%	n/a	(13.3)%

Adjusted EBITDA
Three months ended 3/31/26	$17,171	$19,580	$(10,499)	$26,252
Three months ended 3/31/25	17,306	22,166	(5,857)	33,615
$ change	$(135)	$(2,586)	$(4,642)	$(7,363)
% change	(0.8)%	(11.7)%	(79.3)%	(21.9)%

Adjusted EBITDA margin
Three months ended 3/31/26	10.0%	11.7%		7.8%
Three months ended 3/31/25	7.8%	13.2%	n/a	8.6%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended March 31, 2026 were $171.5 million, a decrease of $50.9 million, or 22.9%, including a reduction of $48.0 million, or 20.3%, related to divestitures, held for sale businesses, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $3.2 million, or 2.7%, to $113.7 million from $116.9 million in the prior year quarter.

The decrease in net sales was primarily due to lower sales in the snacks, meal preparation and baby & kids categories. The decrease in organic net sales was primarily due to lower sales in the baby & kids category, partially offset by growth in the beverages category. The decrease in the baby & kids category was driven by volume softness in purees and formula, partially offset by growth in The Greek Gods® yogurt.

Adjusted EBITDA for the three months ended March 31, 2026 was $17.2 million, a slight decrease of $0.1 million, or 0.8%, from Adjusted EBITDA of $17.3 million in the prior year quarter. The decrease was primarily driven by lower volume/mix and cost inflation, nearly offset by SG&A, pricing and productivity savings. Adjusted EBITDA margin was 10.0%, a 220-basis point increase from the prior year period.

International

Our net sales in the International reportable segment for the three months ended March 31, 2026 were $166.9 million, a decrease of $1.1 million, or 0.6%, including a favorable impact of $12.2 million, or 7.3%, related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $13.0 million, or 7.8%, to $153.7 million from $166.8 million the prior year quarter.

The decrease in net sales was primarily due to lower sales in the baby & kids and snacks categories, partially offset by an increase in the beverage category. The decrease in organic net sales was primarily due to decreases in the meal preparation and baby & kids categories. The decrease in the meal preparation category was due to weak soup performance across brands and volume softness in meat alternatives and private label spreads and drizzles. The decrease in the baby & kids category was primarily driven by continued industry-wide volume softness in purees in the U.K.

Adjusted EBITDA for the three months ended March 31, 2026 was $19.6 million, a decrease of $2.6 million, or 11.7%, from Adjusted EBITDA of $22.2 million in the prior year quarter. The decrease was primarily driven by cost inflation and lower volume/mix, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 11.7%, a 150-basis point decrease from the prior year period.

Corporate and Other

The increase in Corporate and Other expenses primarily due to timing of incentive reserves.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Comparison of Nine Months Ended March 31, 2026 to Nine Months Ended March 31, 2025

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the nine months ended March 31, 2026 and 2025 (amounts in thousands, other than per share data and percentages, which may not add due to rounding):

	Nine Months Ended				Change in
	March 31, 2026		March 31, 2025		Dollars	Percentage
Net sales	$1,090,360	100.0%	$1,196,432	100.0%	$(106,072)	(8.9)%
Cost of sales	877,451	80.5%	936,720	78.3%	(59,269)	(6.3)%
Gross profit	212,909	19.5%	259,712	21.7%	(46,803)	(18.0)%
Selling, general and administrative expenses	185,493	17.0%	204,417	17.1%	(18,924)	(9.3)%
Goodwill impairment	150,926	13.8%	201,518	16.8%	(50,592)	(25.1)%
Long-lived asset and intangibles impairment	26,964	2.5%	42,029	3.5%	(15,065)	(35.8)%
Productivity and transformation costs	17,519	1.6%	16,497	1.4%	1,022	6.2%
Amortization of acquired intangible assets	5,725	0.5%	5,176	0.4%	549	10.6%
Proceeds from insurance claim	(25,900)	(2.4)%	—	—	(25,900)	100.0%
Operating loss	(147,818)	(13.6)%	(209,925)	(17.5)%	62,107	(29.6)%
Interest and other financing expense, net	45,075	4.1%	38,412	3.2%	6,663	17.3%
Other expense, net	47,865	4.4%	2,434	0.2%	45,431	**
Loss before income taxes and equity in net loss of equity-method investees	(240,758)	(22.1)%	(250,771)	(21.0)%	10,013	(4.0)%
Provision for income taxes	1,889	0.2%	5,746	0.5%	(3,857)	(67.1)%
Equity in net loss of equity-method investees	327	0.0%	1,709	0.1%	(1,382)	(80.9)%
Net loss	$(242,974)	(22.3)%	$(258,226)	(21.6)%	$15,252	(5.9)%

Adjusted EBITDA	$70,266	6.4%	$93,883	7.8%	$(23,617)	(25.2)%
Diluted net loss per common share	$(2.68)		$(2.87)		$0.19	(6.5)%

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales for the nine months ended March 31, 2026 were $1,090.4 million, a decrease of $106.1 million, or 8.9%, including a reduction of $104.9 million, or 7.9%, related to divestitures, held for sale businesses, discontinued brands and exited product categories and a favorable impact of $28.2 million, or 2.4%, from foreign exchange, as compared to the prior year period. Organic net sales decreased $29.3 million, or 3.4%, from the prior year period. The decrease in net sales was primarily due to a decline in the North America reportable segment. The decrease in organic net sales was due to declines in both the North America and International reportable segments. Additionally, the decrease in organic net sales was comprised of a 6.7% decrease in volume/mix and a 3.3% increase in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the nine months ended March 31, 2026 was $212.9 million, a decrease of $46.8 million, or 18.0%, as compared to the prior year period. The gross profit margin of 19.5% was lower for the nine months ended March 31, 2026, when compared with 21.7% in the prior year period.

The decrease in gross profit was driven by both the North America and International reportable segments. The decrease in the North America reportable segment was mainly due to lower sales volume and unfavorable product mix, partially offset by favorable pricing and trade efficiencies. The International reportable segment had a decrease in gross profit mainly due to cost inflation and lower sales volume, partially offset by favorable product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $185.5 million for the nine months ended March 31, 2026, a decrease of $18.9 million, or 9.3%, from $204.4 million for the prior year period. The decrease was primarily due to lower compensation-related expenses and non-employee-related cost discipline, as the Company continued implementing overhead reduction actions.

Goodwill Impairment

During the nine months ended March 31, 2026, the Company recognized aggregate non-cash goodwill impairment charges of $150.9 million related to its U.S. and U.K. reporting units. During the nine months ended March 31, 2025, the Company recorded aggregate non-cash goodwill impairment charges of $201.5 million within the North America segment related to its U.S. and Canada reporting units. See Note 9, Goodwill and Intangible Assets, and Note 14, Fair Value Measurements, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Long-Lived Asset and Intangibles Impairment

During the nine months ended March 31, 2026, the Company recorded non-cash impairment charges of $11.4 million, primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. Further, during the nine months ended March 31, 2026, the Company recorded a non-cash impairment charge of $11.9 million related to the Hartley’s® jelly indefinite-lived intangible asset and $2.0 million related to Earth’s Best® Organic indefinite-lived tradename. See Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

During the nine months ended March 31, 2025, the Company recorded a non-cash impairment charge of $42.0 million, primarily related to the personal care assets held for sale and indefinite and definite-lived intangible assets associated with its personal care business. See Note 4, Assets and Liabilities Held for Sale, and Note 9, Goodwill and Other Intangible Assets, in the Notes of the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q

Productivity and Transformation Costs

Productivity and transformation costs were $17.5 million for the nine months ended March 31, 2026, an increase of $1.0 million, or 6.2%, from $16.5 million in the prior year period. The increase was primarily due to higher costs incurred in connection with the Restructuring Program.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $5.7 million for the nine months ended March 31, 2026, an increase of $0.5 million from $5.2 million in the prior year period. During the nine months ended March 31, 2026, the useful life for certain International meal prep tradenames, (namely, Hartley’s® Jelly and Spectrum® culinary oils, vinegars and condiments) and the trademark for the baby and kids category brand, Ella’s Kitchen® baby and kids foods, was changed from indefinite to definite.

Proceeds from Insurance Claim

Proceeds from insurance claim was $25.9 million for the nine months ended March 31, 2026 on account of the recognition of a Representation & Warranty (“R&W”) insurance receivable related to a prior acquisition, which was collected on January 2, 2026.

Operating Loss

Operating loss for the nine months ended March 31, 2026 was $147.8 million compared to $209.9 million in the prior year period as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $45.1 million for the nine months ended March 31, 2026, an increase of $6.7 million, or 17.3%, from $38.4 million in the prior year period. The increase resulted primarily from a higher interest rate spread as well as increased amortization of deferred financing fees related to the May 2025 and September 2025 amendments to our Credit Agreement, as defined below, partially offset by lower outstanding debt balance compared to the prior year period. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Expense, Net

Other expense, net totaled $47.9 million for the nine months ended March 31, 2026, compared to $2.4 million of other income, net in the prior year period. The change was primarily due to a pretax loss of $50.8 million on the sale of North American Snacks Business.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees was $240.8 million for the nine months ended March 31, 2026, compared to a $250.8 million loss in the prior year period. The increase in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision for Income Taxes

The provision for income taxes includes federal, foreign, state and local income taxes. Our income tax provision was $1.9 million for the nine months ended March 31, 2026 compared to income tax expense of $5.7 million in the prior year comparable period.

The effective income tax rate was an expense of 0.8% and an expense of 2.3% for the nine months ended March 31, 2026 and 2025, respectively. The income tax provision for the nine months ended March 31, 2026 reflected foreign tax expense in certain jurisdictions, the sale of the North American Snacks Business, the receipt of the R&W insurance payout related to a prior acquisition, impairment of goodwill and intangibles and movement in the valuation allowance for both federal and state income taxes. The effective income tax rate for the nine months ended March 31, 2025 was impacted by tax expense in certain jurisdictions, impairment of goodwill and personal care intangibles and movement in the valuation allowances for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the nine months ended March 31, 2026 was a loss of $0.3 million compared to a $1.7 million loss in the prior year period.

Net Loss

Net loss for the nine months ended March 31, 2026 was $243.0 million, or $2.68 per diluted share, compared to $258.2 million, or $2.87 per diluted share, in the prior year period. The increase in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $70.3 million and $93.9 million for the nine months ended March 31, 2026 and 2025, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the nine months ended March 31, 2026 and 2025:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Nine months ended 3/31/26	$573,236	$517,124	$—	$1,090,360
Nine months ended 3/31/25	682,836	513,596	—	1,196,432
$ change	$(109,600)	$3,528	n/a	$(106,072)
% change	(16.1)%	0.7%	n/a	(8.9)%

Adjusted EBITDA
Nine months ended 3/31/26	$45,091	$51,133	$(25,958)	$70,266
Nine months ended 3/31/25	55,072	65,062	(26,251)	93,883
$ change	$(9,981)	$(13,929)	$293	$(23,617)
% change	(18.1)%	(21.4)%	1.1%	(25.2)%

Adjusted EBITDA margin
Nine months ended 3/31/26	7.9%	9.9%		6.4%
Nine months ended 3/31/25	8.1%	12.7%	n/a	7.8%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the nine months ended March 31, 2026 were $573.2 million, a decrease of $109.6 million, or 16.1%, including an unfavorable impact of $104.2 million, or 14.5%, related to divestitures, held for sale businesses, discontinued brands and exited product categories, as compared to the prior year period. Organic net sales decreased $5.7 million, or 1.6%, to $346.3 million from $352.0 million in the prior year period.

The decrease in net sales was due to lower sales in all categories except for the beverages category, which had higher net sales compared to the prior year period. The decrease in organic net sales was primarily due to lower sales in the baby & kids and meal preparation categories, partially offset by an increase in the beverages category. The baby & kids category organic net sales decline was primarily driven by volume softness in purees and formula. The meal preparation category organic net sales decline was due to velocity challenges and distribution losses of soup and oil brands, partially offset by growth in The Greek Gods® yogurt.

Adjusted EBITDA for the nine months ended March 31, 2026 was $45.1 million, a decrease of $10.0 million, or 18.1%, from Adjusted EBITDA of $55.1 million in the prior year period. The decrease was driven by lower volume/mix, cost inflation and unfavorable fixed cost absorption, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 7.9%, a 20-basis point decrease from the prior year period.

International

Our net sales in the International reportable segment for the nine months ended March 31, 2026 were $517.1 million, an increase of $3.5 million, or 0.7%, including a favorable impact of $27.9 million or 5.4% related to foreign exchange, as compared to the prior year period. Organic net sales decreased $23.6 million, or 4.6%, to $486.1 million from $509.7 million in the prior year period.

The increase in net sales was primarily due to higher sales in the meal preparation and beverages categories, partially offset by lower sales in the baby & kids category. The decrease in organic net sales was due to lower sales in all categories, especially in the baby & kids and meal preparation categories. The decrease in the baby & kids category was primarily driven by continued industry-wide volume softness in purees in the U.K. The decrease in the meal preparation category was due to weak soup performance across brands and softness in meat alternatives and private label spreads and drizzles.

Adjusted EBITDA for the nine months ended March 31, 2026 was $51.1 million, a decrease of $13.9 million, or 21.4%, from Adjusted EBITDA of $65.1 million in the prior year period. The decrease was primarily due to lower gross profit driven by cost inflation, unfavorable fixed cost absorption and lower volume/mix, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 9.9%, a 280-basis point decrease from the prior year period.

Corporate and Other

Corporate and Other expenses remained relatively flat compared to the prior year period.

Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures. See Note 2, Basis of Presentation, and Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As of March 31, 2026, we had $549,825 of debt obligations maturing on December 22, 2026, consisting of $401,000 of loans outstanding under the Revolver and $148,825 of Term Loans (each as defined in Note 10, Debt and Borrowings). As of March 31, 2026, we had cash of $44,311 and available liquidity of $195,901, subject to compliance with financial covenants, and the Company was in compliance with all associated covenants under its Credit Agreement (see Note 10, Debt and Borrowings). On January 2, 2026, the Company received $25,900 of proceeds from an insurance claim (see Note 18, Segment Information), which it used to repay loans outstanding under the Revolver, reducing the Company’s outstanding debt obligations. See Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As discussed in Note 2, Basis of Presentation, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, we announced that our Board of Directors commenced a strategic review of the Company’s business and capital structure, in part to evaluate options to improve liquidity and reduce leverage. As part of this review, on February 27, 2026, we completed the sale of our North American Snacks Business and received $111.2 million in cash. The net proceeds of $101.1 million were used to repay a portion of the Term Loans.

The Company and the Board of Directors remain focused on executing the next phases of the strategic review and taking decisive actions to strengthen the Company’s financial flexibility, improve performance and address the upcoming debt maturity under the Credit Agreement. These actions include the pursuit of further asset sales to refine the Company’s operating model with a focus on categories and platforms in key markets. In addition, we are executing targeted inventory and other working capital optimization initiatives designed to improve the Company’s cash conversion and enhance liquidity. We also continue to actively engage with our lenders while we evaluate potential strategic transactions.

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

As of March 31, 2026, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.31:1.00, 4.31:1.00 and 2.30:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to generally accepted accounting principles in the U.S. (“GAAP”). Please refer to the Credit Agreement and amendments filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences” set forth in Part I, Item 1A, “Risk Factors” of our Form 10-K for the fiscal year ended June 30, 2025.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2026 was 7.74%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of March 31, 2025, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at March 31, 2026 was 7.41%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

Cash and Cash Equivalents

Our cash and cash equivalents balance decreased by $10.0 million at March 31, 2026 to $44.3 million as compared to $54.4 million at June 30, 2025. Our working capital was negative $399.0 million at March 31, 2026, a decrease of $652.0 million from $252.9 million at the end of fiscal 2025. The decrease was driven by the classification of $549.8 million of debt obligations, maturing on December 22, 2026, as current. Additionally, our total debt balance, net of unamortized issuance costs, at March 31, 2026 has decreased by $155.1 million to $549.1 million as compared to $704.2 million at June 30, 2025 as a result of net repayments carried out during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of March 31, 2026, substantially all cash was held outside the U.S. and there are no material restrictions on repatriation.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash Provided by (Used in) Operating, Investing and Financing Activities

	Nine Months Ended March 31,		Change in
(Dollars in thousands)	2026	2025	Dollars
Cash flows provided by (used in):
Operating activities	$66,826	$24,763	$42,063
Investing activities	86,766	(354)	87,120
Financing activities	(159,210)	(36,475)	(122,735)
Effect of exchange rate changes on cash	(4,426)	2,184	(6,610)
Net decrease in cash and cash equivalents	$(10,044)	$(9,882)	$(162)

Cash provided by operating activities was $66.8 million for the nine months ended March 31, 2026, an increase of $42.1 million from cash provided by operating activities of $24.8 million in the prior year period. This increase in cash provided by operating activities versus the prior year period resulted primarily from working capital changes versus the prior year period, reflecting higher cash generation primarily due to focused inventory management, which generated year-over-year improvement of $70.2 million and an increase in accounts receivable collection of $19.0 million, partially offset by a reduced benefit from accounts payable and accrued expenses in the amount of $9.6 million. The changes in other current assets and accounts payable and accrued expenses for the nine months ended March 31, 2026 reflected the recognition of a $35.0 million insurance receivable and corresponding settlement liability (see Note 17. Commitments and Contingencies).

Cash provided by investing activities was $86.8 million for the nine months ended March 31, 2026, an increase of $87.1 million from cash used in investing activities of $0.4 million in the prior year period. The increase in cash provided by investing activities was primarily due to the receipt of proceeds from the 2026 sale of the Company’s North American Snacks Business.

Cash used in financing activities was $159.2 million for the nine months ended March 31, 2026, an increase of $122.7 million compared to $36.5 million of cash used in financing activities in the prior year period. The increase in cash used in financing activities was primarily due to higher net debt repayments during the nine months ended March 31, 2026, including the use of $101.1 million of Transaction proceeds being used to repay a portion of the Term Loan and $19.5 million of incremental repayments of borrowings under the Revolver.

Free Cash Flow

Our free cash flow was $50.8 million for the nine months ended March 31, 2026, an increase of $45.1 million from free cash flow of $5.7 million in the nine months ended March 31, 2025. The period-over-period change resulted primarily from an increase in cash flows from operations of $42.1 million driven by the reasons explained above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the nine months ended March 31, 2025, the Company did not repurchase any shares under the repurchase program. As of March 31, 2026, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended March 31, 2026	$171,495	$166,862	$338,357
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	57,493	872	58,365
Less: Impact of foreign currency exchange	282	12,244	12,526
Organic net sales - Three months ended March 31, 2026	$113,720	$153,746	$267,466

Net sales - Three months ended March 31, 2025	$222,407	$167,944	$390,351
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	105,487	1,155	106,642
Organic net sales - Three months ended March 31, 2025	$116,920	$166,789	$283,709

Net sales decline	(22.9)%	(0.6)%	(13.3)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(20.3)%	(0.1)%	(10.8)%
Less: Impact of foreign currency exchange	0.1%	7.3%	3.2%
Organic net sales decline	(2.7)%	(7.8)%	(5.7)%

Net sales - Nine months ended March 31, 2026	$573,236	$517,124	$1,090,360
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	226,664	3,085	229,749
Less: Impact of foreign currency exchange	267	27,906	28,173
Organic net sales - Nine months ended March 31, 2026	$346,305	$486,133	$832,438

Net sales - Nine months ended March 31, 2025	$682,836	$513,596	$1,196,432
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	330,826	3,872	334,698
Organic net sales - Nine months ended March 31, 2025	$352,010	$509,724	$861,734

Net sales (decline) growth	(16.1)%	0.7%	(8.9)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(14.5)%	(0.1)%	(7.9)%
Less: Impact of foreign currency exchange	0.0%	5.4%	2.4%
Organic net sales decline	(1.6)%	(4.6)%	(3.4)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, proceeds from insurance claim, certain litigation expenses, net, plant closure related costs, net, warehouse and manufacturing consolidation and other costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, losses (gains) on sales of assets, goodwill impairment, long-lived asset and intangibles impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands)	2026	2025	2026	2025
Net loss	$(106,343)	$(134,588)	$(242,974)	$(258,226)

Depreciation and amortization	12,484	10,455	39,044	32,902
Equity in net loss of equity-method investees	21	966	327	1,709
Interest expense, net	12,515	11,096	39,723	36,084
Provision (benefit) for income taxes	759	(505)	1,889	5,746
Stock-based compensation, net	1,138	2,973	4,192	9,422
Unrealized currency losses	219	1,137	623	707
Certain litigation expenses, net(a)	2,519	407	3,164	2,254
Proceeds from insurance claim(b)	—	—	(25,900)	—
Restructuring activities
Productivity and transformation costs	4,066	7,289	17,519	16,497
Plant closure related costs, net	727	(5)	1533	1229
Warehouse/manufacturing consolidation and other costs, net	—	384	—	384
Acquisitions, divestitures and other
Loss (gain) on sale of assets	50,529	(106)	48,501	2,202
Transaction and integration costs, net	1,553	(151)	4,735	(574)
Impairment charges
Goodwill impairment	31,018	110,251	150,926	201,518
Long-lived asset and intangibles impairment	15,047	24,012	26,964	42,029
Adjusted EBITDA	$26,252	$33,615	$70,266	$93,883

(a) Expenses and items relating to securities class action and baby food litigation and SEC investigation.

(b) Represents a receivable under the Company’s R&W insurance related to one of our prior acquisitions, which was collected on January 2, 2026.

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

A reconciliation from cash flows provided by operating activities to Free Cash Flow is as follows:

	Nine Months Ended March 31,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$66,826	$24,763
Purchases of property, plant and equipment	(16,004)	(19,060)
Free Cash Flow	$50,822	$5,703

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, from which there have been no material changes, except as noted herein.

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

As of March 31, 2026, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of each reporting unit within the North America and International reportable segments was less than its respective carrying amount, including goodwill. As a result of a decline in the projected performance and expected future cash flows, the Company completed interim quantitative impairment tests of goodwill for all of its international reporting units: U.K., Western Europe and Ella’s Kitchen UK. For the U.S. reporting unit, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, and concluded that the U.S. reporting unit’s estimated fair value exceeded its carrying amount.

In performing the quantitative tests for the U.K., Western Europe and Ella’s Kitchen UK reporting units, the fair values were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. As of March 31, 2026, the U.K. reporting unit’s carrying amount exceeded its estimated fair value of $227,121, resulting in the recognition of a non-cash impairment charge of $31,018 to reduce the carrying value of the U.K. reporting unit goodwill to nil. The U.K. reporting unit’s impairment charges reflected a decline in sales volume and further compression in Adjusted EBITDA that the Company continued to experience. Aggregate goodwill impairment charges associated with the U.K. and U.S. reporting units were $112,431 and $38,495, respectively for the nine months ended March 31, 2026.

As of March 31, 2026, the estimated fair values of the Western Europe, and Ella’s Kitchen UK reporting units exceeded their carrying amounts by 9.4% and 117.8%, respectively. The discount rate in the quantitative tests for the Western Europe and Ella’s Kitchen UK reporting units also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization.

The goodwill related to the U.S. and Western Europe reporting unit remains at risk of potential impairment if the fair values of these reporting units, and their associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

As of March 31, 2026, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

During the third quarter of 2026, we qualitatively assessed our indefinite-lived intangible assets for impairment and determined that the Earth’s Best® Organic and soup indefinite-lived tradenames (Cully & Sully®, Yorkshire Provender®, New Covent Garden® soups) indefinite-lived tradenames should be quantitatively tested. The Company’s fiscal year 2026 interim impairment testing resulted in the recognition of impairment charges for the Earth’s Best® Organic indefinite-lived tradenames.

During the three months ended March 31, 2026, as a result of a continued decline in actual and projected net sales driven by challenges related to regaining Earth’s Best® formula distribution, the Company conducted an interim quantitative impairment test for its Earth’s Best® Organic indefinite-lived tradename. The Company concluded that the indefinite-lived intangible asset carrying amount exceeded its estimated fair value and recorded a non-cash impairment charge of $2,038 during the three months ended March 31, 2026, which was recorded within long-lived asset and intangibles impairment on the consolidated statement of operations. The Earth’s Best® indefinite-lived tradename is part of the North America reportable segment and had a remaining carrying value of $20,000 as of March 31, 2026.

During the three months ended March 31, 2026, as a result of a decline in projected net sales driven by shifting consumer behavior towards private label soup, the Company conducted an interim quantitative impairment test for its soup indefinite-lived tradenames (Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups). The Company concluded that the estimated fair value exceeded the carrying amount by 8.0%. The soup indefinite-lived intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $23,229 as of March 31, 2026.

During the nine months ended March 31, 2026, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly tradenames and recorded a non-cash impairment charge of $11,917 for Hartley’s® jelly indefinite-lived tradename. The estimated fair value of the Ella’s Kitchen® tradename exceeded its carrying amount by 12.8%. These tradenames were subsequently reclassified to definite-lived and ascribed a useful life of 10 years. Such tradenames are part of the International reportable segment and have remaining carrying values of $34,246 and $37,336, respectively, as of March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 during the nine months ended March 31, 2026. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective due to the material weakness related to our controls to review goodwill and indefinite-lived intangible asset quantitative impairment tests that were performed throughout the prior fiscal year, identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Other than the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2026, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit Number	Description

2.1

Asset Purchase Agreement dated as of January 30, 2026 by and between The Hain Celestial Group, Inc. and Snackruptors Inc. (incorporated by reference to Exhibit 2.1 of Hain’s Current Report on Form 8-K filed with the SEC on February 2, 2026).*

3.1

Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

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

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC. Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	May 11, 2026	/s/ Alison E. Lewis
Alison E. Lewis, President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2026	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2026	/s/ Michael J. Ragusa
Michael J. Ragusa, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)