Form 10-K
period 2026-06-30
HAIN CELESTIAL GROUP INC
filed 2026-09-14
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock, as quoted by The Nasdaq Stock Market LLC on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $95,637,022.

As of September 8, 2026, there were 91,002,269 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Hain Celestial Group, Inc. Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, or an amendment to this Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Form 10-K”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, statements relating to: our indebtedness; our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including the pending sale of our International business; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: compliance with our credit agreement and our ability to refinance, retire and/or extend the maturity of our existing debt; our ability to execute our business strategy; our ability to complete the pending sale of our International business and manage the challenges and uncertainty facing our remaining business following the sale; challenges and uncertainty resulting from the impact of competition; changes to consumer preferences; our ability to manage our supply chain effectively; input cost inflation, including as a result of tariffs; reliance on independent contract manufacturers; disruption of operations at our manufacturing facilities; customer concentration; reliance on independent distributors; risks associated with operating internationally; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; foreign currency exchange risk; general economic conditions; impairments in the carrying value of goodwill or other intangible assets; the reputation of our company and our brands; our ability to use and protect trademarks; cybersecurity incidents; disruptions to information technology systems; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; the adequacy of our insurance coverage; climate impacts; liabilities, claims or regulatory change with respect to environmental matters; the potential cessation of our common stock’s listing on The Nasdaq Stock Market LLC (“Nasdaq”); and other risks and matters described in Part I, Item 1A, “Risk Factors” and elsewhere in this Form 10-K as well as in other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I

THE HAIN CELESTIAL GROUP, INC.

Item 1. Business

Overview

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across beverages, yogurt, baby/kids and meal preparation are marketed and sold around the world.

The Company’s leading brands include Celestial Seasonings® teas, The Greek Gods® yogurt, Earth’s Best® Organic and Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups, among others.

Our Strategy

During the fourth quarter of fiscal year 2025, we announced that our Board of Directors was conducting a comprehensive review of the Company’s portfolio with the assistance of our independent financial advisor.

North American Snacks Transaction

As part of this review, on February 27, 2026, the Company completed the sale (the “North American Snacks Transaction”) of its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) and received $111.2 million in cash, reflecting the total purchase price of $115.0 million less the holdback of an estimate for a customary inventory adjustment, which was finalized following the closing. The Company used the net proceeds of $101.1 million from the North American Snacks Transaction to reduce the Company’s indebtedness.

International Business Transaction

As an additional step in the strategic review, on September 12, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with entities (the “Purchasers”) affiliated with global private equity firm AURELIUS pursuant to which, subject to the terms and conditions set forth therein, the Purchasers have agreed to acquire from the Company (the “International Business Transaction”) the entities that operate Hain Celestial’s International business in the United Kingdom, Ireland and Europe, including Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups (collectively, the “International Business”).

The gross sale price for the International Business Transaction is £233.0 million, plus an additional locked box ticker amount expected to be approximately £5.5 million (depending on the date on which closing occurs) to compensate the Company for profits of the International Business during a specified period, for an estimated aggregate gross sale price of £238.5 million, or approximately $323.2 million. The aggregate net cash proceeds to be realized, after transaction expenses and taxes and including cash to be distributed from the International Business prior to closing, are expected to be between £225.1 million and £228.8 million, or between approximately $305.0 million and $310.0 million. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness. The foregoing U.S. Dollar figures are based on current foreign exchange rates and are subject to change based on foreign exchange rates in effect at the time the International Business Transaction closes.

Consummation of the International Business Transaction is subject to the following closing conditions: (1) customary regulatory consents, approvals or non-objections from regulatory authorities in the United Kingdom, Austria, Ireland, Germany and Belgium, and (2) by October 12, 2026, the Company and its lenders entering into an amendment of the Company’s credit agreement, which currently has a maturity date of December 22, 2026, to extend such maturity date by not less than nine months. If the credit agreement amendment is not entered into by October 12, 2026, the Purchasers may terminate the Purchase Agreement.

The Company remains in active discussions with its lenders to reach an agreement on an amendment of the Company’s credit agreement that would satisfy the closing condition for the International Business Transaction. While there can be no assurance that a credit agreement amendment will be obtained, the Company’s Board of Directors believes that extending the maturity date and completing the International Business Transaction would be in the best interests of the Company and its stakeholders.

Subject to the satisfaction of the closing conditions, the International Business Transaction is currently expected to close in the Company’s fiscal second quarter ending December 31, 2026.

Products

We continuously evaluate our existing products for quality, taste, nutritional value and cost and make improvements where possible. We discontinue products or stock keeping units when sales of those items do not warrant further production. The following section details the various products that are categorized under distinct brands corresponding to our reportable segments.

Segments

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

The brands sold in the U.S. include:

•
Yogurt products include The Greek Gods® Greek-style yogurt products.
•
Tea products under the Celestial Seasonings® brand and include varieties of herbal, green, black, wellness, rooibos and chai teas, with well-known names and products such as Sleepytime®, Lemon Zinger®, Red Zinger®, Cinnamon Apple Spice, Bengal Spice®, Country Peach Passion® and Tea Well®.
•
Baby and kid food products include infant cereals, baby food pouches, snacks, infant and toddler formula, and frozen toddler and kids’ foods under the Earth’s Best® brand.
•
Pantry products include Spectrum® culinary oils, vinegars and condiments, Spectrum Essentials® nutritional oils and supplements, MaraNatha® nut butters and Imagine® broths.
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

The brands sold in Canada include the Greek Gods® Greek-style yogurt, tea products under the Celestial Seasonings® brand, Imagine® soups, Earth’s Best® infant formula, MaraNatha® nut butters, Spectrum® cooking and culinary oils, and Robertson’s® marmalades. Our personal care products include skin, hair and oral care products, sun care products and deodorants under the

Alba Botanica®, Avalon Organics®, JASON® and Live Clean® brands. During the fiscal year 2026, we completed the closure of the Yves Veggie Cuisine® refrigerated and frozen meat-alternative snacks and meals business and sold associated intellectual property.

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

Customers

Walmart Inc. and its affiliates together accounted for approximately 13% and 18% of our consolidated net sales for the fiscal years ended June 30, 2026 and 2025, respectively, which was related to both of our reportable segments, North America and International. No other customer accounted for at least 10% of our net sales in any of the past two fiscal years.

Foreign Operations

We sell our products to customers worldwide. Sales outside of the U.S. represented approximately 53% and 50% of our consolidated net sales in fiscal 2026 and 2025, respectively.

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

Consumer advertising and promotion is used to build brand awareness and equity, drive trial to bring in new consumers and retain existing users to increase household penetration and consumption. Paid social and digital advertising, including retailer media and public relations programs, are the main drivers of brand awareness. Trial and conversion tactics include, but are not limited to, product search on search engines and e-commerce sites, digital coupons, product sampling, direct mail and e-consumer relationship programs. Additionally, brand specific websites and social media pages are used to engage consumers with lifestyle, product and usage information related to specific brands.

We also utilize marketing arrangements with third parties to help create awareness and advocacy and leverage various influencers to help increase brand reach and relevance.

New Product Initiatives Through Research and Development

Innovation, including new product development, is a key component of our strategy. We continuously seek to understand our consumers and develop products that address changing consumer needs. In addition to developing new products, our research and development staff routinely reformulates and improves existing products based on advances in ingredients, packaging and technology. In addition to our Company-sponsored research and development activities, in order to quickly and economically introduce our new products to market, we may partner with contract manufacturers that make our products according to our formulas or other specifications. The Company also partners with certain customers from time to time on exclusive customer initiatives.

Production/Manufacturing

During fiscal 2026 and 2025, approximately 53% and 64%, respectively, of our revenue was derived from products manufactured at our own facilities.

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

See “Item 2. Properties” of this Form 10-K for more information on the manufacturing facilities that we operate.

Contract Manufacturers

In addition to the products manufactured in our own facilities, independent third-party contract manufacturers, who are referred to in our industry as co-manufacturers or co-packers, manufacture many of our products. In general, utilizing co-packers provides us with the flexibility to produce a large variety of products quickly and economically. Our contract manufacturers have been selected based on their production capabilities, capitalization and specific product category expertise, and we expect to continue to partner with them to improve and expand our product offerings. During fiscal 2026 and 2025, approximately 47% and 36%, respectively, of our sales were derived from products manufactured by co-packers. We require that our co-packers comply with all applicable regulations and our quality and food safety program requirements, and compliance is verified through auditing and other activities. Additionally, the co-packers are required to ensure our products are manufactured in accordance with our finished goods specifications to ensure we meet customer expectations.

Suppliers of Ingredients and Packaging

Agricultural commodities and ingredients, including tea and herbs, dairy products, vegetables, fruits, oils, grains, nuts and spices, are the principal inputs used in our food and beverage products. Our primary packaging supplies are cartons, paper, paperboard, jars, pouches and printed film. We strive to maintain a global supplier base that provides innovative ideas and sustainable packaging alternatives.

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

Trademarks

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive consumer packaged goods industry. We generally register our trademarks and brand names in the U.S., Canada, the European Union, the United Kingdom (“U.K.”) and/or other foreign countries depending on the area of distribution of the applicable products. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We monitor trademark registers worldwide and take action to enforce our rights as we deem appropriate. We believe that our trademarks are significant to the marketing and sale of our products and that the inability to utilize certain of these names and marks, and/or the inability to prevent third parties from using similar names or marks, could have a material adverse effect on our business.

Our International segment also markets products under brand names licensed under trademark license arrangements, including Linda McCartney’s® and Rose’s®.

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

Quality Control

We utilize a comprehensive product safety and quality management program, which employs strict manufacturing procedures, expert technical knowledge on food safety science, employee training, ongoing process innovation, use of quality ingredients and both internal and independent auditing. In the U.S., our Company-owned food manufacturing facility has a Food Safety Plan (“FSP”), which focuses on preventing food safety risks and is compliant with the requirements set forth under the Food Safety Modernization Act (“FSMA”). In addition, we have individuals on the Quality team that have Preventive Controls Qualified Individual (“PCQI”) and Foreign Supplier Verification Training; each training follows a standardized curriculum recognized by the FDA.

We conduct audits of our contract manufacturers to address topics such as allergen control; ingredient, packaging and product specifications; and sanitation. Under the FSMA, each of our contract manufacturers is required to have a FSP, a Hazard Analysis Critical Control Plant (“HACCP”) plan or a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures to be in place to mitigate food-borne hazards.

Seasonality

Certain of our product lines have seasonal fluctuations. For example, hot tea and soup sales are stronger in colder months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and profitability in the first fiscal quarter have typically been the lowest of our four quarters.

Human Capital Resources

As of June 30, 2026, we had approximately 1,800 employees, with 26% located in North America and 74% located outside of North America. Substantially all of our employees are full-time, permanent employees.

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

Impact

We are a leading global health and wellness company whose purpose is to inspire healthier living for people, communities, and the planet through better-for-you brands. Our Impact strategy focuses on our commitment to environmentally sound business practices, creating and selling better-for-you products, stakeholder and community impact initiatives and sustainable manufacturing processes. More details about our Impact strategy and goals, including our most recent Impact Report, are available at hain.com/company/impact.

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

The Company may use its website as a distribution channel of material Company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s investor relations website at ir.hain.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting “E-mail Alerts” under the “IR Resources” section of our investor relations website. Information on the Company’s website is not incorporated by reference herein and is not a part of this Form 10-K.

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

Risks Related to Our Indebtedness

Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences.

Our credit agreement matures in December 2026. In the notes to our unaudited consolidated financial statements included with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 and in our subsequent reports filed with the SEC, the Company previously disclosed that Company management has been in active engagement with its lenders and other third parties to assess opportunities to refinance the Company’s debt, extend the maturity under the credit agreement and evaluate potential capital raising or other strategic transactions. As of the date of this Form 10-K, the Company continues to engage in such discussions, but there can be no assurance that we will be able to extend the maturity of the credit agreement or complete a refinancing on terms acceptable to us, or at all. If we are unable to successfully extend the maturity or refinance the credit agreement, we do not currently expect to have the ability to repay the principal amount of our credit agreement in full upon maturity, which could result in the lenders thereto having a claim against us for the unpaid principal amount, together with accrued and unpaid interest. Additionally, because our obligations under the credit agreement are guaranteed by certain existing and future domestic subsidiaries of the Company and are secured by liens on assets of the Company and its material domestic subsidiaries, including the equity interest in each of their direct subsidiaries and intellectual property, subject to agreed-upon exceptions, the lenders have a senior claim to a material portion of our assets, subject to certain exceptions, which could be conveyed to the lenders or sold to satisfy our obligations under the agreement.

Further, our credit agreement contains covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The credit agreement requires us to satisfy certain financial covenants, such as maintaining a maximum consolidated secured leverage ratio, a minimum consolidated interest coverage ratio and, in certain periods, minimum levels of consolidated EBITDA as defined in the credit agreement. The credit agreement also contains restrictive covenants including, with specified exceptions, limitations on our ability to engage in certain business activities, incur debt and liens, pay dividends or make other distributions, enter into affiliate transactions, consolidate, merge or acquire or dispose of assets, and make certain investments, acquisitions and loans.

Our ability to comply with these covenants under the credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants could result in a default, which would permit the lenders to declare all outstanding debt to be due and payable, together with accrued and unpaid interest. Any default by us under the credit agreement, including our failure to repay in full the credit agreement at or prior to maturity, could have a material adverse effect on our business and financial condition, including being forced to seek relief under federal bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of our common stock could experience a significant or complete loss of their investment.

Risks Related to Our Business, Operations and Industry

If we are unable to successfully execute our business strategy, or if our strategy proves to be ineffective, our business, operating results and financial condition may be adversely affected.

In the fourth quarter of fiscal year 2025, we announced the launch of a formal process to review our portfolio to maximize shareholder value. Thereafter, in the third quarter of fiscal year 2026, we sold our North American Snacks business, and in September 2026, we announced the pending sale of our International Business. Our ability to continue to execute on our strategy is dependent on a number of factors, including the ability of our management to manage our business and our workforce during a period of uncertainty, our ability to innovate in the remaining areas of our business to meet changing consumer demand, our ability to effectively manage our supply chain and pricing, the ability of our employees to perform at a high level, and operational and organizational impacts resulting from the downsizing of our business. If we are unable to execute our strategy, or if the public perceives that we are not executing on our strategy, it could adversely affect our business, financial performance, and growth.

The success of these and other initiatives that align with our strategic objectives depends upon our ability to identify suitable transaction counterparties and successfully negotiate contract terms, among other factors. These initiatives may present operational risks, including diversion of management’s attention from other matters or difficulties separating businesses from our operations. If we are not successful in executing desired strategic transactions, our business, operating results and financial condition could be adversely affected.

The divestiture of our International Business is subject to closing conditions and has not been completed; even if the divestiture is completed, it will lead to challenges and uncertainty for our remaining business.

As previously disclosed, in September 2026, we executed a definitive agreement to sell our International Business. Consummation of the transaction is subject to the following closing conditions: (1) customary regulatory consents, approvals or non-objections from regulatory authorities in the United Kingdom, Austria, Ireland, Germany and Belgium, and (2) by October 12, 2026, the Company and its lenders entering into an amendment of the Company’s credit agreement, which currently has a maturity date of December 22, 2026, to extend such maturity date by not less than nine months. Subject to the satisfaction of those closing conditions, the transaction is currently expected to close in the Company’s fiscal second quarter ending December 31, 2026. However, if the credit agreement amendment is not entered into by October 12, 2026, the purchaser may terminate the agreement and the sale of the International Business would not be completed. There can be no assurance that a credit agreement amendment will be obtained.

We expect to face challenges and uncertainty in managing our remaining business while the sale is pending and following the sale if completed. As noted above, Company management has been in active engagement with its lenders and other third parties to assess opportunities to refinance the Company’s debt, extend the maturity under the Company’s credit agreement and evaluate potential capital raising or other strategic transactions. Management will need to focus simultaneously on managing our remaining business, addressing our indebtedness, and completing the sale of the International Business. We may face challenges in attracting, retaining and motivating key management and other employees, retaining existing business and operational relationships (including with customers, suppliers, employees and other counterparties) and attracting new business, and we may face potential negative reactions from the financial markets.

As a result of this uncertainty, the price of our common stock may experience further volatility, which could cause certain investors to sell their shares, which could in turn lead to additional declines in the trading price of our stock.

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

Our business is primarily focused on sales of better-for-you products and could be harmed if consumer demand for such categories were to decrease. During an economic downturn or inflationary environment, factors such as increased unemployment, decreases in disposable income and declines in consumer confidence could cause a decrease in demand for our overall product set, particularly higher priced better-for-you products, or consumers may stop buying the categories of products that we sell entirely. Moreover, consumer preferences continuously evolve due to a variety of factors, including changes in demographics, consumption patterns and diet trends (including as a result of the use of weight loss drugs), channel preferences, pricing, product quality, packaging and perceptions of certain ingredients, among others. While we continue to diversify our product offerings for our remaining brands, developing new products entails risks, and demand for our products may not continue at current levels or increase in the future. The success of our innovation and product improvement effort depends on our ability to anticipate changes in consumers’ preferences, the availability of funding, the technical capability of our research and development staff in developing, formulating and testing product prototypes, including complying with governmental regulations, the success of management’s go-to-market strategy and competitor responses such as increased promotional activity or advertising.

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

Many aspects of our business have been, and may continue to be, directly affected by volatile commodity costs and other inflationary pressures, including U.S. government tariffs and the imposition of any counter-tariffs. Agricultural commodities and ingredients are subject to price volatility that can be caused by commodity market fluctuations, crop yields, seasonal cycles, weather conditions, temperature extremes and natural disasters, pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, and government programs and policies, including tariffs, among other factors. Volatile fuel costs (including as a result of armed conflict in the Middle East) and other factors translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, freight and other distribution costs for our products and packaging costs. Moreover, the cost of distribution has generally increased in recent years due to an increase in transportation and logistics costs.

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

A significant percentage of our sales are derived from products manufactured by independent contract manufacturers, or co-manufacturers. In some cases, an individual co-manufacturer may produce all of our requirements for a particular brand. We believe there are a limited number of competent, high-quality co-manufacturers in the industry, and many of our co-manufacturers produce products for other companies as well. Therefore, if we lose or need to change one or more co-manufacturers, fail to retain co-manufacturers for newly acquired or developed products or brands, or if our relationship with one or more of our co-manufacturers is disrupted, production of our products may be delayed or postponed and/or the availability of some of our products may be reduced or eliminated, which could have a material adverse effect on our business, results of operations and financial condition.

Disruption or loss of operations at one or more of our manufacturing facilities could harm our business.

Historically, a majority of our sales have been derived from products manufactured at our own manufacturing facilities. A disruption of or the loss of operations at one or more of these facilities, which may be caused by disease outbreaks or pandemics, labor issues, natural disasters, governmental actions or other events beyond our control, could delay or postpone production of our products, which could have a material adverse effect on our business, results of operations and financial condition. Labor market shortages have impacted, and may continue to impact, operations at our manufacturing facilities.

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

For the fiscal years ended June 30, 2026 and 2025, approximately 53% and 50%, respectively, of our consolidated net sales were generated outside the United States. Until the pending sale of our International Business is completed, sales from outside our U.S. markets may continue to represent a significant portion of our consolidated sales in the future. Our non-U.S. sales and operations are subject to risks inherent in conducting business abroad, many of which are outside our control, including:

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

Our business, financial conditions and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy. Although we have no material assets in Russia, Belarus, Ukraine, Israel, Iran, China or Taiwan, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine war and conflicts in the Middle East and between China and Taiwan. In particular, these conflicts have added significant costs to existing inflationary pressures through increased fuel and raw material prices and labor costs. Further, beyond increased costs, labor challenges and other factors have led to supply chain disruptions. While, to date, we have been able to identify replacement raw materials where necessary, we have incurred increased costs in doing so. Geopolitical conflicts may also result in an increased risk of cybersecurity incidents or disruptions to information systems. Although we are continuing to monitor and manage the impacts of these conflicts on our business, such conflicts and the related economic impacts could continue to have a material adverse effect on our business and operating results.

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

We depend on the skills and continued service of key personnel. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, hire, train and retain qualified individuals. As we continue to progress through our strategic review and its related divestitures and challenges, and as the market price of our common stock remains depressed, it has become more difficult for us to identify, hire, train and retain qualified individuals. We also compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results.

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

We are subject to risks related to fluctuations in currency exchange rates. Our consolidated financial statements are presented in U.S. Dollars, requiring us to translate our assets, liabilities, revenue and expenses into U.S. Dollars. As a result, changes in the values of currencies may unpredictably and adversely impact our consolidated operating results, our asset and liability balances and our cash flows in our consolidated financial statements even if their value has not changed in their original currency. Given our global operations, we also pay for the ingredients, raw materials and commodities used in our business in numerous currencies. Fluctuations in exchange rates, including as a result of inflation, central bank monetary policies, currency controls or other currency exchange restrictions or geopolitical instability, have had, and could continue to have, an adverse impact on our financial performance.

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

As of June 30, 2026, we had goodwill of $246.1 million and trademarks and other intangibles assets of $173.5 million, which in the aggregate represented 38.5% of our total consolidated assets. The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable), less any amounts ascribed to disposed businesses. Goodwill is not amortized but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as increasing competitive pricing pressures, changes in discount rates based on changes in cost of capital (interest rates, etc.), lower than expected sales and profit growth rates, or changes in industry Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) multiples.

We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during fiscal 2026, we recorded aggregate non-cash goodwill impairment charges of $38.5 million within our North America segment and $154.7 million within our International segment. The occurrence of additional impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge. For further information, see Note 9, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, and Critical Accounting Estimates, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

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

In addition, our International segment markets products under brands licensed under trademark license agreements. If in the future we are unable to enforce, renew or renegotiate our licensing arrangements on terms acceptable to us, our financial results could be materially and adversely affected.

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

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to product liability, the marketing and labeling of products, product recalls, contracts, intellectual property, employment matters, environmental matters, data protection or other aspects of our business as well as any securities class action and stockholder derivative litigation. For example, as discussed in Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we are subject to consumer class actions, and other lawsuits alleging some form of personal injury, relating to our Earth’s Best® baby food products.

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

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. There have recently been numerous extreme weather and climate-related events, including historic droughts, heatwaves, wildfires, extreme cold and flooding. To the extent that these events have a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. We may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations.

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

Risks Related to the Ownership of Our Securities

If our common stock continues to trade below $1.00 per share, it may cease to be listed on Nasdaq.

As previously disclosed, on March 24, 2026, we received a letter from the Listing Qualifications Staff of Nasdaq informing us that our common stock failed to comply with the minimum bid price required for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) based upon the bid price of the common stock closing below $1.00 for 30 consecutive business days.

As of the date of this Form 10-K, our common stock has not regained compliance with the minimum bid price required for continued listing on The Nasdaq Global Select Market. We are currently evaluating actions to resolve the deficiency and regain compliance with the bid price requirement, including by effecting a reverse stock split, which we may propose to our stockholders as early as our 2026 annual meeting of stockholders. Given the uncertainty surrounding the potential timing of our proposal to approve a reverse stock split, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing standards. Additionally, taking measures to regain compliance would require cash expenditures, which may be significant, and divert management time and resources.

If our common stock were delisted, we may seek to list our common stock on a regional stock exchange, or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter market. A delisting from Nasdaq could further depress our stock price, reduce the liquidity of our common stock and may result in investors finding it more difficult to dispose of or to obtain accurate quotations for the price of our common stock. A delisting from Nasdaq could also subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in such securities. Consequently, removal from Nasdaq and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

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

Our cybersecurity risk management program includes a Cyber Security Incident Response Plan (“CSIRP”). Our CSIRP supports the Company in identifying, containing, and tracking cybersecurity incidents experienced by us or our third-party service providers or suppliers. The CSIRP was established to minimize the impact of cybersecurity incidents on our networks, IT systems, users and business processes, and to ensure the timely and accurate reporting of material cybersecurity incidents, should they occur. The execution of our CSIRP is led by our Chief Information Officer (“CIO”), with support from a designated IT Incident Response Manager leading an Incident Response Team consisting of subject matter experts, as well as our Executive Response Team when appropriate. In the event of an incident, these individuals work together to assess its severity, notify and brief the appropriate team members, escalate to our Board of Directors as needed, and implement containment procedures. The Company also conducts tabletop exercises to enhance incident response preparedness and engages third parties, including consultants and other professionals, on an as-needed basis to assess and support our cybersecurity practices and procedures.

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

Our CIO periodically provides the Executive Leadership Team, which consists of the Company’s executive officers and other senior leaders, with cybersecurity briefings, information and training, and updates the Audit Committee on cybersecurity biannually or more frequently as appropriate. At any time, Board members may raise concerns regarding the Company’s cybersecurity posture and recommend changes regarding controls or procedures to management. Our CSIRP includes a process for incidents to be evaluated for material impact, with an escalation protocol requiring reporting of material incidents to the Executive Response Team and to the Board of Directors.

The CIO is the management position with primary responsibility for the development, operation, and maintenance of our cybersecurity risk management program. The CIO has deep experience in information systems and technology, including overseeing information and cybersecurity programs, roll-outs of new technology, information security audits and assessments, and cybersecurity operations focused on identification, mitigation and response to cybersecurity threats. The CIO has experience overseeing and executing technology strategies in complex, global, and matrixed environments. The CIO joined the Company in 1997 and thus has over 25 years of experience leading IT strategy and change initiatives in the consumer packaged goods industry. The CIO reports directly to our Chief Financial Officer.

Item 2. Properties

Our principal facilities, which are leased except where otherwise indicated, are as follows:

Primary Use	Location	Approximate Square Feet	Expiration of Lease
Corporate:
Global Headquarters	Hoboken, NJ	40,000	2034

North America:
Distribution	Allentown, PA	497,000	2032
Manufacturing (Tea) and offices	Boulder, CO	158,000	Owned
Distribution	Mississauga, ON, Canada	136,000	2029
Distribution (Personal care)	Mississauga, ON, Canada	81,000	2029
Manufacturing and offices (Personal care)	Mississauga, ON, Canada	61,000	2028
Distribution (Tea)	Boulder, CO	57,000	2031

International:
Manufacturing and offices (Ambient grocery products)	Histon, England	303,000	Owned
Manufacturing, distribution and offices (Plant-based beverages)	Troisdorf, Germany	131,000	2037
Manufacturing (Plant-based foods and beverages)	Oberwart, Austria	117,000	At will
Manufacturing (Plant-based frozen and chilled products)	Fakenham, England	101,000	Owned
Distribution	Gent, Belgium	64,000	At will
Distribution	Niederziers, Germany	54,000	At will
Manufacturing (Chilled soups)	Grimsby, England	54,000	2029
Distribution (Soups, hot-eat desserts, chilled products, grocery)	Peterborough, England	43,000	2028
Manufacturing (Hot-eat desserts)	Clitheroe, England	42,000	2031
Distribution	Loipersdorf, Austria	41,000	At will
Manufacturing and distribution (Plant-based foods and beverages)	Schwerin, Germany	36,000	Owned

In addition to the Company-owned or leased properties described above, our business also utilizes plants, warehouses and distribution centers that are owned or leased by our contract manufacturers or third-party logistics providers.

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

Holders

As of September 8, 2026, there were 227 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of all dividends will be at the discretion of our Board of Directors and will depend on, among other things, future earnings, operations, capital requirements, contractual restrictions, including restrictions under our credit facility, our general financial condition and general business conditions.

Issuance of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2026, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended June 30, 2026, there were 3,258 shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans, at an average price of $0.70 per share. These shares withheld to satisfy tax withholding obligations do not constitute repurchases by the Company.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2026, the Company did not repurchase any shares under the repurchase program. As of June 30, 2026, the Company had $173.5 million of remaining authorization under the share repurchase program.

Stock Performance Graph

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (this “MD&A”) should be read in conjunction with Item 1A and the Consolidated Financial Statements and the related notes thereto for the period ended June 30, 2026 included in Item 8 of this Form 10-K. Forward-looking statements in this Form 10-K are qualified by the cautionary statement included under the heading, “Forward-Looking Statements” at the beginning of this Form 10-K.

This MD&A generally discusses fiscal 2026 and fiscal 2025 items and year-to-year comparisons between fiscal 2026 and fiscal 2025. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on September 15, 2025 and is available on the SEC’s website at www.sec.gov.

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

North American Snacks Transaction

As part of this review, on February 27, 2026, the Company completed the sale (the “North American Snacks Transaction”) of its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) and received $111.2 million in cash, reflecting the total purchase price of $115.0 million less the holdback of an estimate for a customary inventory adjustment, which was finalized following the closing. The Company used the net proceeds of $101.1 from the North American Snacks Transaction to reduce the Company’s indebtedness.

International Business Transaction

As an additional step in the strategic review, on September 12, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with entities (the “Purchasers”) affiliated with global private equity firm AURELIUS pursuant to which, subject to the terms and conditions set forth therein, the Purchasers have agreed to acquire from the Company (the “International Business Transaction”) the entities that operate Hain Celestial’s International business in the United Kingdom, Ireland and Europe, including Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups.

The aggregate net cash proceeds to be realized, after transaction expenses and taxes and including cash to be distributed from the International Business prior to closing, are expected to be between £225.1 million and £228.8 million, or between approximately $305.0 million and $310.0 million. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness. The foregoing U.S. Dollar figures are based on current foreign exchange rates and are subject to change based on foreign exchange rates in effect at the time the International Business Transaction closes.

Consummation of the International Business Transaction is subject to regulatory approvals and the Company and its lenders entering into an amendment of the Company’s credit agreement, which currently has a maturity date of December 22, 2026, to extend such maturity date by not less than nine months. If the credit agreement amendment is not entered into by October 12, 2026, the Purchasers may terminate the Purchase Agreement.

The Company remains in active discussions with its lenders to reach an agreement on an amendment of the Company’s credit agreement that would satisfy the closing condition for the International Business Transaction. While there can be no assurance that a credit agreement amendment will be obtained, the Company’s Board of Directors believes that extending the maturity date and completing the International Business Transaction would be in the best interests of the Company and its stakeholders.

See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction” in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Restructuring Program

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”) to improve profitability and support future growth. Cumulative pretax charges associated with the Restructuring Program are expected to be $135 million - $145 million, which represents an increase of $20 million from the previously reported range, primarily due to incremental restructuring actions expected to be incurred in connection with the International Business Transaction. Substantially all of the incremental $20 million in charges are expected to be cash charges, with approximately 70% of the charges expected to be incurred in fiscal year 2027 and the remaining 30% expected to be incurred in fiscal year 2028. Annualized pretax savings from this incremental portion of the Restructuring Program are expected to be approximately $16 million. As a result, the Restructuring Program is expected to conclude by fiscal year 2028, instead of the previously communicated completion date of fiscal year 2027. See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction” in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During the fiscal year 2026 we incurred charges totaling $27.3 million associated with actions under the restructuring program, including employee-related costs, contract termination costs, asset write-downs, and other transformation-related expenses. To date, we incurred $113.3 million of restructuring charges, of these charges, $35.3 million were non-cash.

Global Economic Environment

Macroeconomic conditions continue to reflect inflation volatility, changes in interest rates, evolving fiscal and monetary policies, global supply chain challenges, and changes in U.S. and international trade restrictions and tariffs. In addition, ongoing geopolitical tensions, including the conflict involving Iran that began in February 2026, have contributed to volatility in energy and commodity markets and increased uncertainty across the global economy.

These conditions have affected, and may continue to affect, fuel, transportation, logistics, and other input costs, as well as consumer spending patterns in certain markets. While the Company has not experienced a material disruption to its operations as a result of these developments, prolonged or escalating geopolitical and macroeconomic pressures could adversely impact costs, supply chain efficiency, demand trends, liquidity, and operating results. The Company continues to monitor the evolving macroeconomic and geopolitical environment and, where appropriate, implement measures to mitigate potential impacts on its business.

Results of Operations

Comparison of Fiscal Year Ended June 30, 2026 to Fiscal Year Ended June 30, 2025

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the fiscal years ended June 30, 2026 and 2025 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Fiscal Year Ended June 30,				Change in
	2026		2025		Dollars	Percentage
Net sales	$1,353,429	100.0%	$1,559,780	100.0%	$(206,351)	(13.2)%
Cost of sales	1,081,317	79.9%	1,225,722	78.6%	(144,405)	(11.8)%
Gross profit	272,112	20.1%	334,058	21.4%	(61,946)	(18.5)%
Selling, general and administrative expenses	248,039	18.3%	271,833	17.4%	(23,794)	(8.8)%
Goodwill impairment	193,219	14.3%	428,882	27.5%	(235,663)	(54.9)%
Long-lived asset and intangibles impairment	27,394	2.0%	66,940	4.3%	(39,546)	(59.1)%
Productivity and transformation costs	22,039	1.6%	21,530	1.4%	509	2.4%
Amortization of acquired intangible assets	10,802	0.8%	6,476	0.4%	4,326	66.8%
Proceeds from insurance claim	(25,900)	(1.9)%	—	0.0%	(25,900)	**
Operating loss	(203,481)	(15.0)%	(461,603)	(29.6)%	258,122	(55.9)%
Interest and other financing expense, net	56,957	4.2%	51,253	3.3%	5,704	11.1%
Other expense, net	46,342	3.4%	875	0.1%	45,467	**
Loss before income taxes and equity in net loss of equity-method investees	(306,780)	(22.7)%	(513,731)	(32.9)%	206,951	(40.3)%
(Benefit) provision for income taxes	(2,208)	(0.2)%	15,297	1.0%	(17,505)	*
Equity in net loss of equity-method investees	351	0.0%	1,813	0.1%	(1,462)	(80.6)%
Net loss	$(304,923)	(22.5)%	$(530,841)	(34.0)%	$225,918	(42.6)%

Adjusted EBITDA	$89,008	6.6%	$113,789	7.3%	$(24,781)	(21.8)%
Basic and diluted net loss per common share	$(3.36)		$(5.89)		$2.53	(43.0)%

* Percentage is not meaningful due to one or more amounts being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales in fiscal 2026 were $1.35 billion, a decrease of $206.4 million, or 13.2%, from net sales of $1.56 billion in fiscal 2025, primarily due to a decline in the North America reportable segment. Results for fiscal 2026 included an unfavorable impact of $208.2 million, or 12.6%, related to divestitures, held for sale businesses, discontinued brands and exited product categories and a favorable impact of $29.6 million, or 1.9%, from foreign exchange, as compared to the prior year. Organic net sales, defined as net sales adjusted to exclude the impact of acquisitions, divestitures, held for sale businesses, discontinued brands, exited product categories and foreign exchange, decreased $27.8 million, or 2.5%, from the prior year. The decrease in organic net sales was primarily due to decline in the International reportable segment, partially offset by growth in the North America reportable segment. Additionally, the decrease in organic net sales was comprised of a 3.2% decrease in volume/mix, partially offset by a 0.7% increase in price. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit in fiscal 2026 was $272.1 million, a decrease of $61.9 million, or 18.5%, from $334.1 million in fiscal 2025. Gross profit margin decreased to 20.1% from 21.4%, a decline of 130 basis points, primarily due to weaker performance in the

International segment. While North America gross profit declined because of lower sales volume, including the impact of the North American Snacks Transaction, and an unfavorable product mix, these impacts were more than offset by pricing actions and trade efficiencies, resulting in a 120-basis-point improvement in North America gross margin to 22.9%. In contrast, the International segment experienced lower gross profit due to cost inflation and reduced sales volume, partially offset by productivity savings, which drove the overall decline in consolidated gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $248.0 million in fiscal 2026, a decrease of $23.8 million, or 8.8%, from $271.8 million in fiscal 2025. The decrease was primarily due to a reduction in SG&A associated with the disposition of the North American Snacks Business in February 2026 and continued overhead reduction actions.

Goodwill Impairment

During the fiscal year ended June 30, 2026, the Company recognized aggregate non-cash goodwill impairment charges of $193.2 million related to its U.S., U.K., and Western Europe reporting units. During the fiscal year ended June 30, 2025, the Company recorded aggregate non-cash goodwill impairment charges of $357.7 million within the North America segment related to its U.S. and Canada reporting units and $71.2 million within the International segment related to its U.K. reporting unit. See Note 9, Goodwill and Other Intangible Assets, and Note 15, Fair Value Measurements, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Long-Lived Asset and Intangibles Impairment

During the fiscal year ended June 30, 2026, the Company recognized aggregate non-cash impairment charges of $27.4 million, including (i) $14.6 million related to Hartley’s® jelly, Spectrum® culinary oils, and Earth’s Best® Organic tradenames and (ii) a $11.2 million charge primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale, Note 9, Goodwill and Other Intangible Assets and Note 15, Fair Value Measurements, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

During the fiscal year ended June 30, 2025, the Company recognized aggregate non-cash impairment charges of $66.9 million, including (i) $37.8 million related to Sensible Portions®, Belvedere™, Imagine®, Health Valley®, and certain North America personal care intangible assets (Avalon Organics® and JASON®) and (ii) a $26.8 million charge primarily related to the personal care assets held for sale. See Note 4, Assets and Liabilities Held for Sale, and Note 9, Goodwill and Other Intangible Assets, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Productivity and Transformation Costs

Productivity and transformation costs remained relatively flat at $22.0 million in fiscal 2026, compared to $21.5 million in fiscal 2025.

Productivity and transformation costs of $22.0 million in fiscal 2026 were primarily comprised of consultancy and employee-related costs in the amount of $10.6 million and $10.9 million, respectively. See Note 18, Restructuring Program, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $10.8 million in fiscal 2026, an increase of $4.3 million, or 66.8%, from $6.5 million in fiscal 2025. Effective April 1, 2026, as part of its annual impairment testing and in connection with the ongoing strategic review and business strategy to focus on simplifying the organization and its portfolio, the Company changed the estimated useful life of its remaining intangible assets from indefinite to definite.

Operating Loss

Operating loss in fiscal 2026 was $203.5 million compared to $461.6 million in fiscal 2025 due to the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $57.0 million in fiscal 2026, an increase of $5.7 million, or 11.1%, from $51.3 million in the prior year. The increase resulted primarily from a higher interest rate spread as well as increased amortization of deferred financing fees related to the May 2025 and September 2025 amendments to our Credit Agreement, as defined below, partially offset by lower outstanding debt balance compared to the prior year period. See Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Other Expense, Net

Other expense, net was $46.3 million in fiscal 2026, compared to $0.9 million in the prior year. The change was primarily due to the recognition of a pretax loss of $50.8 million on the sale of North American Snacks Business in fiscal 2026. See Note 5, Dispositions, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in the net loss of our equity-method investees for fiscal 2026 was $306.8 million compared to $513.7 million in fiscal 2025. The decrease was due to the items discussed above.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes includes federal, foreign, state and local income taxes. Our income tax benefit was $2.2 million for fiscal 2026 compared to an expense of $15.3 million for fiscal 2025. Income tax in fiscal 2026 reflected current tax on operations in certain jurisdictions and an increase in the accrual for uncertain tax positions. We did not record income tax benefits for losses incurred in certain jurisdictions, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our inability to carry forward or carry back tax losses or credits.

The effective income tax rate was a benefit of 0.7% and an expense of 3.0% for the fiscal year ended June 30, 2026 and 2025, respectively. The effective income tax rate for the year ended June 30, 2026 was primarily impacted by the recognition of a valuation allowance as a result of the reduction in deferred tax liabilities due to the above-noted impairment charges on intangible assets.

The effective income tax rate for the year ended June 30, 2025 was primarily impacted by the recognition of a valuation allowance against deferred tax assets as a result of the reduction in deferred tax liabilities due to the above-noted impairment charges on intangible assets and recognition of uncertain tax positions.

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

See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

Equity in Net Loss of Equity-Method Investees

Our equity in the net loss from our equity method investments for fiscal 2026 was a loss of $0.4 million compared to a $1.8 million loss for fiscal 2025.

Net Loss

Net loss for fiscal 2026 was $304.9 million, or $3.36 per diluted share, compared to $530.8 million, or $5.89 per diluted share, in fiscal 2025. The change was attributable to the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA was $89.0 million and $113.8 million for fiscal 2026 and 2025, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the fiscal years ended June 30, 2026 and 2025:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net Sales
Fiscal 2026	$685,053	$668,376	$—	$1,353,429
Fiscal 2025	$888,626	$671,154	$—	$1,559,780
$ change	$(203,573)	$(2,778)	n/a	$(206,351)
% change	(22.9)%	(0.4)%	n/a	(13.2)%

Adjusted EBITDA
Fiscal 2026	$61,236	$63,458	$(35,686)	$89,008
Fiscal 2025	$65,470	$86,000	$(37,681)	$113,789
$ change	$(4,234)	$(22,542)	$1,995	$(24,781)
% change	(6.5)%	(26.2)%	5.3%	(21.8)%

Adjusted EBITDA margin
Fiscal 2026	8.9%	9.5%	n/a	6.6%
Fiscal 2025	7.4%	12.8%	n/a	7.3%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for fiscal 2026 were $685.1 million, a decrease of $203.6 million, or 22.9%, primarily due to impact of $204.6 million, or 23.1%, related to divestitures, held for sale businesses, discontinued brands and exited product categories, as compared to the prior year. Organic net sales were effectively flat year-over-year, as growth in meal preparation and beverages categories was offset by lower sales in the baby & kids category.

The decrease in net sales was primarily due to lower sales in the snacks category, reflecting the disposition of the North American Snacks business in February 2026 and, to a lesser extent, declines in the meal preparation and personal care categories.

Adjusted EBITDA in fiscal 2026 was $61.2 million, a decrease of $4.2 million from $65.5 million in fiscal 2025. The decrease was primarily related to volume/mix and cost inflation, partially offset by productivity initiatives, reduction in selling, general, and administrative expenses, and improved pricing. Adjusted EBITDA margin was 8.9%, a 160-basis point increase from the prior year, primarily reflecting the improved Adjusted EBITDA margin following the sale of the North American Snacks business.

International

Net sales in the International reportable segment for fiscal 2026 were $668.4 million, a decrease of $2.8 million, or 0.4%, including a favorable impact of $29.4 million, or 4.4% related to foreign exchange, as compared to the prior year. Organic net sales decreased $28.5 million, or 4.3%, to $633.4 million from $671.2 million in fiscal 2025.

The decrease in net sales for fiscal 2026 was primarily driven by lower sales in the baby & kids and snacks categories, partially offset by growth in the beverages and meal preparation categories. Organic net sales also declined, mainly due to softness in the baby & kids and meal preparation categories. The decrease in the baby & kids category was primarily driven by continued industry-wide volume softness in purees in the U.K. The decrease in the meal preparation category was due to a decline in private label spreads and drizzles as a result of contract losses, softness in meat alternatives and weak soup performance across brands.

Adjusted EBITDA in fiscal 2026 was $63.5 million, a decrease of $22.5 million from $86.0 million in fiscal 2025. The decrease was primarily driven by cost inflation and volume and mix softness, partially offset by productivity savings and pricing. Adjusted EBITDA margin was 9.5%, a 330-basis point decrease from the prior year.

Corporate and Other

The decrease in Corporate and Other Adjusted EBITDA primarily reflected a reduction in compensation-related expenses. Refer to Note 20, Segment Information, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures through its maturity date. However, the Credit Agreement matures in December 2026, and the Company continues to engage with lenders and other third parties regarding refinancing, an extension of the maturity date, and potential capital raising or other strategic transactions. There can be no assurance that these efforts will be successful or completed on acceptable terms, or at all. Any default by us under the credit agreement, including our failure to repay in full the Credit Agreement at or prior to maturity, could have a material adverse effect on our business and financial condition, including being forced to seek relief under federal bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of our common stock could experience a significant or complete loss of their investment. Please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences” set forth in Part I, Item 1A, “Risk Factors” and Note 11, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. The Company’s maximum consolidated leverage ratio remained at 6.00:1.00, and its minimum consolidated interest coverage ratio remained at 2.75:1.00.

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

As of June 30, 2026, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 4.53:1.00, 4.53:1.00 and 2.48:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to generally accepted accounting principles in the U.S. (“GAAP”). Please refer to the Credit Agreement and amendments filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences.” set forth in Part I, Item 1A, “Risk Factors”.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2026 was 7.92%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of June 30, 2026, the notional amount of the interest rate swaps was $400.0 million with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2026 was 7.38%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of June 30, 2026, there were $411.0 million of loans under the Revolver, $146.9 million of Term Loans, and $3.1 million of letters of credit outstanding under the Credit Agreement. As of June 30, 2026 and June 30, 2025, $185.9 million and $246.7 million, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2026, the Company was in compliance with all associated covenants.

Cash and Cash Equivalents

At June 30, 2026, our cash and cash equivalents balance was $58.1 million, relatively consistent with our cash and cash equivalents of $54.4 million at June 30, 2025. Our working capital was negative $414.5 million at June 30, 2026, a decrease of $667.4 million from $252.9 million at the end of fiscal 2025. The decrease was driven by the classification of $557.9 million of debt obligations, maturing on December 22, 2026, as current. Additionally, our total debt balance, net of unamortized issuance costs, at June 30, 2026 decreased by $147.0 million to $557.8 million as compared to $704.8 million at June 30, 2025 as a result of net repayments during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of June 30, 2026, substantially all cash was held outside of the U.S. and there are no material restrictions on repatriation.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash Provided by (Used in) Operating, Investing and Financing Activities

Cash provided by (used in) operating, investing and financing activities is summarized below.

	Fiscal Year Ended June 30,
(Amounts in thousands)	2026	2025	Change in Dollars
Cash flows provided by (used in):
Operating activities	$78,269	$22,115	$56,154
Investing activities	81,953	3,619	78,334
Financing activities	(151,114)	(43,886)	(107,228)
Effect of exchange rate changes on cash	(5,385)	18,200	(23,585)
Net increase in cash and cash equivalents	$3,723	$48	$3,675

Cash provided by operating activities was $78.3 million for the fiscal year ended June 30, 2026, an increase of $56.2 million from cash provided by operating activities of $22.1 million in the prior year. This increase in cash provided by operating activities versus the prior year resulted primarily from working capital changes versus the prior year, reflecting the following: (i) higher cash generation primarily due to focused inventory management, which generated year-over-year improvement of $76.3 million, (ii) a reduced outflow associated with accounts payable and accrued expenses in the amount of $11.3 million, (iii) an increase in accounts receivable collection of $10.6 million and (iv) a decrease in other assets recovery of $40.7 million. The changes in other current assets and accounts payable and accrued expenses for fiscal year 2026 reflected the recognition of a $35.0 million insurance receivable and corresponding settlement liability (see Note 17. Commitments and Contingencies).

Cash provided by investing activities was $81.9 million for the fiscal year ended June 30, 2026, an increase of $78.3 million from cash provided by investing activities of $3.6 million in the prior year. The increase in cash provided by investing activities was primarily due to the receipt of proceeds from the sale of the Company’s North American Snacks Business in fiscal 2026 and a $4.7 million reduction in capital expenditures. Investing activities in fiscal 2025 included the receipt of sale proceeds and dividends from the sale of our equity method investment of $12.6 million.

Cash used in financing activities was $151.1 million for the fiscal year ended June 30, 2026, an increase of $107.2 million compared to $43.9 million of cash used in financing activities in the prior year. The increase in cash used in financing activities was primarily due to higher net debt repayments during fiscal year ended June 30, 2026, including the use of $101.1 million of proceeds from the North American Snacks Transaction being used to repay a portion of the Term Loan and $15.0 million of incremental repayments of borrowings under the Revolver.

Free Cash Flow

Our Free Cash Flow was $57.7 million for fiscal 2026, an increase of $60.8 million from negative free cash flow of $3.2 million in fiscal 2025. This year-over-year increase resulted primarily from an increase in cash flows from operations of $56.2 million driven by the reasons explained above. See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash provided by operating activities to Free Cash Flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2026, the Company did not repurchase any shares under the repurchase program. As of June 30, 2026, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Twelve months ended June 30, 2026	$685,053	$668,376	$1,353,429
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	252,165	5,659	257,824
Less: Impact of foreign currency exchange	249	29,363	29,612
Organic net sales - Twelve months ended June 30, 2026	$432,639	$633,354	$1,065,993

Net sales - Twelve months ended June 30, 2025	$888,626	$671,154	$1,559,780
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	456,786	9,251	466,037
Organic net sales - Twelve months ended June 30, 2025	$431,840	$661,903	$1,093,743

Net sales decline	(22.9)%	(0.4)%	(13.2)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(23.1)%	(0.5)%	(12.6)%
Less: Impact of foreign currency exchange	0.0%	4.4%	1.9%
Organic net sales decline	0.2%	(4.3)%	(2.5)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, proceeds from insurance claim, certain litigation expenses, net, plant closure related costs, net, warehouse and manufacturing consolidation and other costs, net, productivity and transformation costs, CEO succession costs, costs associated with acquisitions, divestitures and other transactions, (gains) losses on sales of assets, goodwill impairment, long-lived asset and intangibles impairment and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Fiscal Year Ended June 30,
(Amounts in thousands)	2026	2025
Net loss	$(304,923)	$(530,841)

Depreciation and amortization	52,552	44,259
Equity in net loss of equity-method investees	351	1,813
Interest expense, net	50,154	47,773
(Benefit) provision for income taxes	(2,208)	15,297
Stock-based compensation, net	5,471	8,149
Unrealized currency losses	951	3,823
Certain litigation expenses, net(a)	4,867	3,473
Proceeds from insurance claim(b)	(25,900)	—
Restructuring activities
Productivity and transformation costs	22,039	21,530
Plant closure related costs, net	2,206	1,215
Warehouse/manufacturing consolidation and other costs, net	—	384
CEO succession	—	4,774
Acquisitions, divestitures and other
Transaction and integration costs, net(c)	14,125	(488)
Loss (gain) on sale of assets	48,710	(3,194)
Impairment charges
Goodwill impairment	193,219	428,882
Long-lived asset and intangibles impairment	27,394	66,940
Adjusted EBITDA	$89,008	$113,789

(a)
Expenses and items relating to securities class action, baby food litigation, and SEC investigation.
(b)
Represents a receivable under the Company's representation and warranty insurance related to one of its prior acquisitions, which was collected on January 2, 2026.
(c)
Expenses and items primarily relating to strategic review.

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

	Fiscal Year Ended June 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$78,269	$22,115
Purchases of property, plant and equipment	(20,613)	(25,284)
Free Cash Flow	$57,656	$(3,169)

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

In fiscal 2026, the Company recorded aggregated non-cash goodwill impairment charges of $38,495 within its North America segment and $154,724 within its International reportable segment as a result of goodwill impairment testing discussed below. Set forth is a table of each reporting unit’s goodwill carrying value as of, and impairment charges and other activity recorded during the periods presented:

	Reporting Unit
(Dollars in thousands)	U.S.	U.K.	Western Europe
Goodwill as of June 30, 2025	$312,321	$116,212	$42,138
Impairment charge during three months ended December 31, 2025	(38,495)	(81,413)	—
Divestiture during three months ended March 31, 2026	(57,082)	—	—
Impairment charge during three months ended March 31, 2026	—	(31,018)	—
Impairment charge during three months ended June 30, 2026	—	—	(42,293)
Translation	—	(3,781)	155
Goodwill as of June 30, 2026	$216,744	$—	$—

As of June 30, 2025, the Company had qualitatively or quantitatively tested all goodwill associated with its reporting units for impairment and, as previously disclosed, determined that the goodwill related to the U.S. and U.K. reporting units remained at risk for potential future impairment since such reporting units were impaired in fiscal 2025.

Second quarter of fiscal 2026

During the second quarter of fiscal 2026, as a result of a continued decline in the projected performance and cash flows of the U.S. reporting unit, and in connection with the pending agreement to sell its North American Snacks Business, the Company completed an interim quantitative impairment test of goodwill. As a result of a continued decline in net sales of Hartley’s® jelly, the Company conducted an interim quantitative impairment test for the Hartley’s® jelly indefinite-lived tradename and recognized impairment. Due to the recognition of an intangible asset impairment charge within the United Kingdom (“U.K.”) reporting unit in the International reportable segment and a continued decline in the projected performance and cash flows of the U.K. reporting unit, the Company also completed an interim quantitative impairment test of goodwill. Consequently, the Company recognized non-cash impairment charges of $38,495 and $81,413 to reduce the carrying values of the U.S. and U.K. reporting units goodwill, respectively. The fair value was estimated using the Discounted Cash Flow (“DCF”) method income approach as such method was determined to be more representative of future performance from a market participant point of view. The U.K. reporting unit’s impairment charge reflected the sales volume decline that the Company continued to experience. The discount rate in both quantitative tests also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization. For the Western Europe and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

Third quarter of fiscal 2026

During the third quarter of fiscal 2026, as a result of a decline in the projected performance and expected future cash flows, the Company completed interim quantitative impairment tests of goodwill for all of its international reporting units: U.K., Western Europe and Ella’s Kitchen UK. For the U.S. reporting unit, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, and concluded that the U.S. reporting unit’s estimated fair value exceeded its carrying amount. As of March 31, 2026, the U.K. reporting unit’s carrying amount exceeded its estimated fair value, resulting in the recognition of a non-cash impairment charge of $31,018 to reduce the carrying value of the U.K. reporting unit goodwill to nil. The fair values for the quantitatively tested reporting units were estimated using a blended approach of the Discounted Cash Flow (“DCF”) method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. The U.K. reporting unit’s impairment charges reflected a decline in sales volume and further compression in Adjusted EBITDA that the Company continued to experience. The estimated fair values of the Western Europe and Ella’s Kitchen UK reporting units exceeded their carrying amounts. The discount rate in the quantitative tests for the Western Europe and Ella’s Kitchen UK reporting units also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization. We disclosed that the goodwill related to the U.S. and Western Europe reporting units remained at risk of potential impairment if the fair values of these reporting units, and their associated assets, decreased in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates.

Annual impairment testing as of April 1, 2026

While the Company’s annual impairment testing date is on April 1, 2026 (the first day of the fourth quarter of fiscal 2026), the previously aforementioned quantitative tests for Western Europe and Ella’s Kitchen UK reporting units were utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2026 and April 1, 2026. For the U.S. reporting unit, the previously aforementioned qualitative assessment for the U.S. reporting unit was utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2026 and April 1, 2026.

Fourth quarter of fiscal 2026

As of June 30, 2026, as a result of a continued decline in the projected performance and cash flows of the Western Europe reporting unit, and in connection with the pending agreement to sell its International Business, the Company completed an interim quantitative impairment test of goodwill. The Company also performed a qualitative assessment of its U.S. and Ella’s Kitchen U.K. reporting units and concluded that the estimated fair values of such reporting units exceeded their respective carrying amounts. As of June 30, 2026, the Western Europe reporting unit’s carrying amount exceeded its estimated fair value of $89,112, resulting in the recognition of a non-cash impairment charge of $42,293 to reduce the carrying value of the Western Europe reporting unit goodwill to nil. The fair value was estimated using the DCF method income approach as such method was determined to be more representative of future performance from a market participant point of view. The Western Europe reporting unit’s impairment charges primarily reflected a decline in forecasted Adjusted EBITDA. Furthermore, given the continued known decline in the Company’s Western Europe forecasts, the discount rate utilized to measure risk in the DCF methodology increased.

Subsequent to these impairment charges, the remaining goodwill at the U.S. reporting unit was $216,744 as of June 30, 2026. There was no remaining goodwill at the U.K. and Western Europe reporting units as of June 30, 2026. The goodwill related to the U.S. reporting unit is at risk of potential impairment if the fair value of the reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

For the qualitatively tested reporting units (U.S. and Ella’s Kitchen UK), the Company performed a qualitative evaluation as of June 30, 2026 to assess factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts.

We performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the individual reporting units. Such reconciliation often includes both qualitative and quantitative assessments as is the case with the Company’s reporting units as of June 30, 2026. When an entity performs a qualitative assessment for some reporting units but proceeds to a quantitative assessment for others, reconciling the overall market capitalization to the aggregate fair value of reporting units can be challenging and requires significant judgment. There is no requirement to determine the fair value of reporting units for which only a qualitative impairment test is performed. Therefore, when performing an overall comparison of the sum of the fair values of the individual reporting units to the market capitalization, we included the current year fair value for reporting units for which a quantitative test was performed. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units.

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

During the third quarter of fiscal 2026, as a result of a continued decline in actual and projected net sales driven by challenges related to regaining Earth’s Best® formula distribution, the Company conducted an interim quantitative impairment test for its Earth’s Best® Organic indefinite-lived tradename in its North America reportable segment. The Company concluded that the indefinite-lived intangible asset carrying amount exceeded its estimated fair value and recorded a non-cash impairment charge of $2,038 during the three months ended March 31, 2026, which was recorded within long-lived asset and intangibles impairment on the consolidated statement of operations. This tradename was subsequently reclassified to definite-lived and ascribed a useful life of 10 years.

During the third quarter of fiscal 2026, as a result of a decline in projected net sales driven by shifting consumer behavior towards private label soup, the Company conducted an interim quantitative impairment test for its soup indefinite-lived tradenames (Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups). The Company concluded that the estimated fair value exceeded the carrying amount by 8.0%. The soup indefinite-lived intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $22,702 as of June 30, 2026.

During the fiscal year ended June 30, 2026, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly tradenames and recorded a non-cash impairment charge of $10,432 for Hartley’s® jelly indefinite-lived tradename. The estimated fair value of the Ella’s Kitchen® tradename exceeded its carrying amount by 16.5%. These tradenames were subsequently reclassified to definite-lived and ascribed a useful life of 10 years. Such tradenames are part of the International reportable segment and have remaining carrying values of $33,528 and $36,553, respectively, as of June 30, 2026.

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

Seasonality

Certain of our product lines have seasonal fluctuations. Hot tea and soup sales are stronger in colder months. As such, our results of operations and our cash flows for any particular quarter are not indicative of the results we expect for the full year, and our historical seasonality may not be indicative of future quarterly results of operations. Historically, net sales and diluted earnings per share in the first fiscal quarter have typically been the lowest of our four quarters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hain Celestial Group, Inc. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated September 14, 2026 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has debt obligations of approximately $558.0 million that mature within one year of the balance sheet date and currently lacks sufficient liquidity to satisfy those obligations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Estimation of the Trade and Promotional Incentive Accrual

Description of the Matter

For the year ended June 30, 2026, the Company’s reported net sales were $1.4 billion. As described in Note 2 of the consolidated financial statements, the Company offers certain customers trade and promotional incentive programs, which results in variable consideration in the Company’s contracts with its customers. The estimated costs of these programs are recorded as a reduction to revenue at the time a product is sold to the customer. The measurement of estimates of variable consideration specifically for the trade and promotional incentive accrual recorded at period end involves the use of judgment related to estimates of expected levels of performance and redemption rates.

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

Valuation of the U.S., United Kingdom, and Western Europe Reporting Units

Description of the Matter

At June 30, 2026, the goodwill assigned to the Company’s U.S. reporting unit had a carrying value of approximately $216.7 million. The United Kingdom and Western Europe reporting units had no remaining goodwill. As discussed in Note 2 of the consolidated financial statements, the Company tests goodwill for impairment at the reporting unit level at least annually, or when circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying value of a reporting unit exceeds its fair value, the Company would then compare the carrying value of the goodwill to its implied fair value in order to determine the amount of the impairment, if any.

Auditing the Company’s impairment tests for the goodwill in the U.S., United Kingdom, and Western Europe reporting units is complex due to the significant judgments required to estimate the fair value of the respective reporting units. The Company estimated the fair value of the reporting units using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, such as projections of future revenue, future earnings before interest, tax, depreciation and amortization, the discount rate, and terminal growth rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process. For example, we tested controls over management’s review of the significant assumptions used in the fair value calculations as well as management’s review of the data used in the valuation of the respective reporting units.

To test the estimated fair value of the U.S., United Kingdom, and Western Europe reporting units, we performed audit procedures that included, among others, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, and to the historical results of the reporting unit, while also considering changes to the Company’s business model, customer base and product mix. We assessed the historical accuracy of management’s estimates and significant assumptions, such as projections of revenue growth rates and profitability by comparing management’s past projections to actual performance. We involved valuation specialists to assist in evaluating the Company’s methodology and significant assumptions, including the discount rate and terminal growth rate. We also performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of each of the reporting units.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Jericho, New York

September 14, 2026

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND JUNE 30, 2025

(In thousands, except par values)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$58,078	$54,355
Accounts receivable, less allowance for doubtful accounts of $3,373 and $1,337, respectively	121,022	154,440
Inventories	149,275	248,731
Prepaid expenses and other current assets	82,017	43,169
Assets held for sale	5,882	29,603
Total current assets	416,274	530,298
Property, plant and equipment, net	184,665	264,730
Goodwill	246,079	500,961
Trademarks and other intangible assets, net	173,520	210,905
Operating lease right-of-use assets, net	49,057	71,171
Other assets	20,788	25,213
Total assets	$1,090,383	$1,603,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,497	$188,307
Accrued expenses and other current liabilities	143,560	68,426
Current portion of long-term debt	557,552	7,653
Liabilities related to assets held for sale	4,153	12,987
Total current liabilities	830,762	277,373
Long-term debt, less current portion	292	697,168
Deferred income taxes	32,930	40,332
Operating lease liabilities, noncurrent portion	44,409	65,284
Other noncurrent liabilities	27,195	48,116
Total liabilities	935,588	1,128,273
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 113,469 and 112,491 shares, respectively; outstanding: 91,003 and 90,284 shares, respectively	1,135	1,125
Additional paid-in capital	1,243,863	1,238,402
Retained (deficit) earnings	(258,245)	46,678
Accumulated other comprehensive loss	(101,463)	(81,053)
	885,290	1,205,152
Less: Treasury stock, at cost, 22,466 and 22,207 shares, respectively	(730,495)	(730,147)
Total stockholders’ equity	154,795	475,005
Total liabilities and stockholders’ equity	$1,090,383	$1,603,278

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2026 AND 2025

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2026	2025
Net sales	$1,353,429	$1,559,780
Cost of sales	1,081,317	1,225,722
Gross profit	272,112	334,058
Selling, general and administrative expenses	248,039	271,833
Goodwill impairment	193,219	428,882
Long-lived asset and intangibles impairment	27,394	66,940
Productivity and transformation costs	22,039	21,530
Amortization of acquired intangible assets	10,802	6,476
Proceeds from insurance claim	(25,900)	—
Operating loss	(203,481)	(461,603)
Interest and other financing expense, net	56,957	51,253
Other expense, net	46,342	875
Loss before income taxes and equity in net loss of equity-method investees	(306,780)	(513,731)
(Benefit) provision for income taxes	(2,208)	15,297
Equity in net loss of equity-method investees	351	1,813
Net loss	$(304,923)	$(530,841)

Net loss per common share:
Basic	$(3.36)	$(5.89)
Diluted	$(3.36)	$(5.89)

Shares used in the calculation of net loss per common share:
Basic	90,736	90,127
Diluted	90,736	90,127

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FISCAL YEARS ENDED JUNE 30, 2026 AND 2025

(In thousands)

	Fiscal Year Ended June 30, 2026			Fiscal Year Ended June 30, 2025
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit	After tax amount
Net loss			$(304,923)			$(530,841)

Other comprehensive (loss) income:
Foreign currency translation adjustments before reclassifications	$(21,228)	$—	(21,228)	$71,324	$—	71,324
Change in deferred losses on cash flow hedging instruments	(1,832)	431	(1,401)	(9,276)	2,464	(6,812)
Change in deferred losses on fair value hedging instruments	(17)	3	(14)	(160)	47	(113)
Change in deferred gains (losses) on net investment hedging instruments	2,997	(764)	2,233	(10,917)	2,710	(8,207)
Total other comprehensive (loss) income	$(20,080)	$(330)	$(20,410)	$50,971	$5,221	$56,192
Total comprehensive loss			$(325,333)			$(474,649)

See notes to consolidated financial statements.

HE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED JUNE 30, 2026 AND 2025

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $0.01	Capital	Earnings (Deficit)	Shares	Amount	Loss	Total
Balance at June 30, 2024	111,867	$1,119	$1,230,253	$577,519	22,021	$(728,733)	$(137,245)	$942,913
Net loss				(530,841)				(530,841)
Other comprehensive income							56,192	56,192
Issuance of common stock pursuant to stock-based compensation plans	624	6						6
Employee shares withheld for taxes					186	(1,414)		(1,414)
Stock-based compensation expense			8,149					8,149
Balance at June 30, 2025	112,491	$1,125	$1,238,402	$46,678	22,207	(730,147)	$(81,053)	$475,005
Net loss				(304,923)				(304,923)
Other comprehensive loss							(20,410)	(20,410)
Issuance of common stock pursuant to stock-based compensation plans	978	10	(10)					—
Employee shares withheld for taxes					259	(348)		(348)
Stock-based compensation expense			5,471					5,471
Balance at June 30, 2026	113,469	$1,135	$1,243,863	$(258,245)	22,466	$(730,495)	$(101,463)	$154,795

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED JUNE 30, 2026 AND 2025

(In thousands)

	Fiscal Year Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(304,923)	$(530,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,552	44,259
Deferred income taxes	(8,446)	(4,423)
Equity in net loss of equity-method investees	351	1,813
Stock-based compensation, net	5,471	8,149
Goodwill impairment	193,219	428,882
Long-lived asset and intangibles impairment	27,394	66,940
Loss (gain) on sale of assets	48,710	(3,194)
Other non-cash items, net	3,589	2,138
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable	35,806	25,204
Inventories	72,934	(3,354)
Other current assets	(37,621)	3,114
Other assets and liabilities	(4,138)	1,320
Accounts payable and accrued expenses	(6,629)	(17,892)
Net cash provided by operating activities	78,269	22,115
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets, net	102,566	13,970
Purchases of property, plant and equipment	(20,613)	(25,284)
Investments and joint ventures, including proceeds from dispositions	—	12,570
Proceeds from termination of net investment hedges	—	2,363
Net cash provided by investing activities	81,953	3,619
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	190,000	221,000
Repayments under bank revolving credit facility	(229,500)	(245,500)
Repayments under term loan	(108,600)	(15,000)
Payments of other debt, net	(2,666)	(3,524)
Employee shares withheld for taxes	(348)	(1,414)
Proceeds from termination of fair value hedge	—	552
Net cash used in financing activities	(151,114)	(43,886)
Effect of exchange rate changes on cash	(5,385)	18,200
Net increase in cash and cash equivalents	3,723	48
Cash and cash equivalents at beginning of year	54,355	54,307
Cash and cash equivalents at end of year	$58,078	$54,355

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except par values and per share data)

1.
DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” or “Hain Celestial,” “we,” “us” or “our”) was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across beverages, yogurt, baby/kids and meal preparation are marketed and sold around the world. The Company operates under two reportable segments: North America and International.

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

North American Snacks Transaction

As part of this review, on February 27, 2026, the Company completed the sale (the “North American Snacks Transaction”) of its North American Snacks business, including Garden Veggie Snacks™, Terra® chips and Garden of Eatin’® snacks as well as certain private label products (the “North American Snacks Business”) and received $111,200 in cash, reflecting the total purchase price of $115,000 less the holdback of an estimate for a customary inventory adjustment, which was finalized following the closing. The Company used the net proceeds of $101,100 from the North American Snacks Transaction to reduce the Company’s indebtedness.

International Business Transaction

As an additional step in the strategic review, on September 12, 2026, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with entities (the “Purchasers”) affiliated with global private equity firm AURELIUS pursuant to which, subject to the terms and conditions set forth therein, the Purchasers have agreed to acquire from the Company (the “International Business Transaction”) the entities that operate Hain Celestial’s International business in the United Kingdom, Ireland and Europe, including Ella’s Kitchen® baby and kids foods, Joya® and Natumi® plant-based beverages, Hartley’s® jelly, as well as Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups (collectively, the “International Business”).

The gross sale price for the International Business Transaction is £233,000, plus an additional locked box ticker amount expected to be approximately £5,500 (depending on the date on which closing occurs) to compensate the Company for profits of the International Business during a specified period, for an estimated aggregate gross sale price of £238,500, or approximately $323,200. The aggregate net cash proceeds to be realized, after transaction expenses and taxes and including cash to be distributed from the International Business prior to closing, are expected to be between £225,100 and £228,800, or between approximately $305,000 and $310,000. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness. The foregoing U.S. Dollar figures are based on current foreign exchange rates and are subject to change based on foreign exchange rates in effect at the time the International Business Transaction closes.

Consummation of the International Business Transaction is subject to the following closing conditions: (1) customary regulatory consents, approvals or non-objections from regulatory authorities in the United Kingdom, Austria, Ireland, Germany and Belgium, and (2) by October 12, 2026, the Company and its lenders entering into an amendment of the Company’s credit agreement, which currently has a maturity date of December 22, 2026, to extend such maturity date by not less than nine months. If the credit agreement amendment is not entered into by October 12, 2026, the Purchasers may terminate the Purchase Agreement.

The Company remains in active discussions with its lenders to reach an agreement on an amendment of the Company’s credit agreement that would satisfy the closing condition for the International Business Transaction. While there can be no assurance that a credit agreement amendment will be obtained, the Company’s Board of Directors believes that extending the maturity date and completing the International Business Transaction would be in the best interests of the Company and its stakeholders.

Subject to the satisfaction of the closing conditions, the International Business Transaction is currently expected to close in the Company’s fiscal second quarter ending December 31, 2026.

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

Unless otherwise indicated, references in these consolidated financial statements to 2026 and 2025 or “fiscal” 2026 and 2025 or other years refer to the fiscal year ended June 30 of that respective year and references to 2026 or “fiscal” 2026 refer to the fiscal year ending June 30, 2026.

All dollar amounts in the consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Going Concern and Management’s Plan

As of June 30, 2026, the Company had $557,950 of debt obligations under its Credit Agreement (as defined in Note 11, Debt and Borrowings) maturing on December 22, 2026, consisting of $411,000 of loans outstanding under the Revolver and $146,950 of Term Loans (each as defined in Note 11, Debt and Borrowings). As of June 30, 2026, the Company had cash of $58,078. See Note 11, Debt and Borrowings.

The pending International Business Transaction, if completed, would generate aggregate net cash proceeds of approximately $305,000 to $310,000, which would still leave the Company with significant outstanding debt obligations after using such proceeds to pay down the aggregate principal amount of the Credit Agreement. As previously disclosed, Company management has been in active engagement with the Company’s lenders and other third parties to assess opportunities to refinance the Company’s debt, extend the maturity under the Credit Agreement and evaluate potential capital raising or other strategic transactions. As of the date of the issuance of these financial statements, the Company continues to engage in such discussions, but there can be no assurance that the Company will be able to extend the maturity of the Credit Agreement or complete a refinancing on terms acceptable to the Company, or at all.

The Company and the Board of Directors remain focused on continuing the Company’s strategic review and taking decisive actions to address the upcoming debt maturity under the Credit Agreement. The Company will continue to focus on simplifying the organization and executing a plan to align its cost structure with the scale of the future North American business following the pending International Business Transaction. The Company has developed detailed cost reduction plans and intends to move with urgency to deliver these actions while continuing to explore any and all opportunities to maximize the value of its enterprise for the benefit of all stakeholders.

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern, there is substantial doubt about the Company’s ability to continue as a going concern for at least one year following the date of issuance of these financial statements due to the uncertainty regarding the Company’s ability to refinance or repay its debt due on December 22, 2026 because no such refinancing, retirement or extension has occurred prior to the issuance of the financial statements. Any failure to repay in full the Credit Agreement at or prior to maturity could have a material adverse effect on the Company’s business and financial condition, including being forced to seek relief under federal bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of the Company’s common stock could experience a significant or complete loss of their investment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and no adjustments have been made to the financial statements to reflect the possibility of the Company’s inability to meet its debt obligations or continue as a going concern.

Reclassification

Certain prior year amounts within the income tax footnote disclosures have been reclassified for consistency with the current year presentation. There were no reclassifications made to the consolidated balance sheets, consolidated statement of operations, consolidated statements of changes in stockholders’ equity or consolidated statements of cash flows.

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

Allowances for Credit Losses

The Company routinely performs credit evaluations on existing and new customers and maintains an allowance for expected uncollectible accounts receivable which is recorded as an offset to trade accounts receivable on the consolidated balance sheets. Collectability of accounts receivable is assessed by applying a historical loss-rate methodology in accordance with ASC 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company’s review of accounts receivable on an individual basis, specifically identifying customers with known disputes or collectability issues, and experience with trade receivable aging categories. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Changes to the allowance, if any, are classified as bad debt provisions within selling, general and administrative expenses on the consolidated statements of operations. Credit losses have been within the Company’s expectations in recent years and are not material. None of the Company’s customers represented more than 10% of the trade receivables balance as of June 30, 2026. While one of the Company’s customers represented approximately 18% of the trade receivables balance as of June 30, 2025, the Company believes that there is no significant or unusual credit exposure at this time.

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

Sales to one customer and its affiliates approximated 13% and 18% of sales during the fiscal years ended June 30, 2026 and 2025, respectively.

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

Software that is developed for internal use is recorded as a component of property, plant and equipment. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and perform as intended. These capitalized costs include compensation for employees who develop internal-use software and external costs related to development of internal-use software. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Once placed into service, internally developed software is amortized on a straight-line basis over its estimated useful life which generally ranges from 3 to 10 years. All other expenditures, including those incurred in order to maintain the asset’s current level of performance, are expensed as incurred. The net book value of internally developed software as of June 30, 2026 and 2025 was $11,122 and $11,861, respectively, and is included as a component of Computer Hardware and Software in Note 7, Property, Plant and Equipment, Net.

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

Indefinite-lived intangible assets, which are not amortized, consist primarily of acquired trademarks and tradenames. Indefinite-lived intangible assets are evaluated on an annual basis in conjunction with the Company’s evaluation of goodwill, or on an interim basis if and when events or circumstances change that would more likely than not reduce the fair value of any of its indefinite-lived intangible assets below their carrying value. In assessing fair value, the Company utilizes a “relief from royalty” methodology. This approach involves two steps: (i) estimating the royalty rates for each trademark and (ii) applying these royalty rates to a projected net sales stream and discounting the resulting cash flows to determine fair value. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the assets, the carrying value is written down to fair value in the period identified. This method includes significant management assumptions such as revenue growth rates, weighted average cost of capital and assumed royalty rates. Effective April 1, 2026, as part of its annual impairment testing and in connection with the ongoing strategic review and business strategy to focus on simplifying the organization and its portfolio, the Company changed the estimated useful life of its remaining intangible assets from indefinite to definite. See Note 9, Goodwill and Other Intangible Assets and Note 15, Fair Value Measurements, for additional information on goodwill and intangibles impairment charges.

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $232,909 and $289,431 during the fiscal years ended June 30, 2026 and 2025, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash provided by operating activities on the consolidated statements of cash flows.

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

Gains and losses arising from intercompany foreign currency transactions that are not of a long-term nature and certain transactions of the Company’s subsidiaries which are denominated in currencies other than the subsidiaries’ functional currency are recognized as incurred in other expense, net on the consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses on the consolidated statements of operations. Research and development costs amounted to $6,174 and $5,222 in fiscal 2026 and 2025, respectively, consisting primarily of personnel related costs. The Company’s research and development expenditures do not include the expenditures on such activities undertaken by co-packers and suppliers who develop numerous products on behalf of the Company and on their own initiative with the expectation that the Company will accept their new product ideas and market them under the Company’s brands.

Advertising Costs

Advertising costs, which are included in selling, general and administrative expenses, amounted to $32,682 and $31,489 in fiscal 2026 and 2025, respectively. Such costs are expensed as incurred.

Proceeds from Insurance Claims

In fiscal 2026, the Company received $25,900 of proceeds from insurance claims under its Representation and Warranty (“R&W”) insurance related to one of the Company’s prior acquisitions, which was collected on January 2, 2026. There were no proceeds received from insurance claims in fiscal 2025.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2026 and 2025, the carrying values of financial instruments such as accounts receivable, accounts payable, accrued expenses and other current liabilities, as well as borrowings under the Company’s credit facility and other borrowings, approximated fair value based upon either the short-term maturities or market interest rates of these instruments.

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging, provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

See Note 7, Property, Plant and Equipment, Net, Note 9, Goodwill and Other Intangible Assets, and Note 15, Fair Value Measurements, for additional information on long-lived asset impairment charges.

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

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. The ASU also requires entities to disclose more detailed information about income taxes paid, including by jurisdiction, pretax income (loss) from continuing operations, and income tax expense (benefit). The amendments were effective for fiscal years beginning after December 15, 2024 and for interim periods within fiscal years beginning after December 15, 2025. The Company adopted this ASU effective June 30, 2026 on a prospective basis and has incorporated such enhanced disclosures in Note 12, Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations to clarify the accounting treatment and reporting standards of environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and should be applied on a retrospective basis. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the ASC and to make other incremental improvements to U.S. GAAP. The update represents changes that clarify, correct errors in or make other minor improvements to a broad range of topics that is intended to make it easier to understand and apply, including ASC 260, Earnings Per Share, ASC 325, Investments – Other, and ASC 958, Not-for-Profit Entities. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies and improves existing interim reporting guidance by consolidating disclosure requirements within Topic 270 and introducing a disclosure principle requiring entities to disclose events and changes occurring after the most recent annual reporting period that are expected to have a material effect on the entity’s financial condition or results of operations. The ASU does not introduce significant changes to recognition or measurement guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

On November 25, 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 clarifies the application of previous hedge accounting guidance and addresses emerging issues identified by stakeholders, including those related to reference rate reform. The main amendments relate to cash flow hedging, but some of the amendments affect certain fair value and net investment hedges. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the guidance in ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software, to better align with current software development practices, including agile methodologies. The amendments are effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which will provide a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses: all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2025. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Fiscal Year Ended June 30,
	2026	2025
Numerator:
Net loss	$(304,923)	$(530,841)
Denominator:
Basic and diluted weighted average shares outstanding	90,736	90,127
Basic and diluted net loss per common share	$(3.36)	$(5.89)

Due to the Company’s net loss in each of the twelve months ended June 30, 2026 and June 30, 2025, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the respective years.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the third quarter of fiscal year 2025, the Company announced that it was exploring strategic alternatives regarding its personal care (“PC”) business to focus on its portfolio of better-for-you food and beverages. The Company determined that its PC business was held for sale and ascribed an aggregate $11,000 of goodwill from its U.S. and Canada reporting units, which comprise the North America reportable segment, to the PC business. The operating results of the business were not significant. Although the market conditions have deteriorated, the Company continues to expect that it will sell or dispose of these assets within 12 months. During the fiscal years ended June 30, 2026 and 2025, the Company recorded non-cash charges of $11,200 and $26,843 to write down the carrying amount of the disposal group to its estimated fair value less cost to dispose, which was reflected within long-lived asset and intangibles impairment on the consolidated statements of operations. During the fiscal year ended June 30, 2026, the Company completed the exit of the Yves Veggie Cuisine® plant-based business in Canada (“Yves”) and accordingly classified its remaining property, plant and equipment, net, with a remaining carrying value of $2,545 as held for sale. In the fourth quarter of fiscal 2026, the Company entered into a contract to sell the former Yves facility in Delta, Canada for 13,800 Canadian dollars (approximately $9,700 at the June 30, 2026 closing exchange rate). The sale is subject to customary closing conditions and is expected to close in the second quarter of the 2027 fiscal year.

The following table presents the major classes of assets and liabilities of the personal care and Yves Veggie Cuisine® plant-based businesses classified as held for sale:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2026	June 30, 2025
ASSETS
Accounts receivable, net	$—	$7,121
Inventories	23,602	30,347
Prepaid expenses and other current assets	—	1,112
Property, plant and equipment, net	3,493	918
Goodwill	10,852	11,164
Other noncurrent assets	85	80
Operating lease right-of-use assets, net	5,483	5,704
Allowance for reduction of assets held for sale	(37,633)	(26,843)
Assets held for sale	$5,882	$29,603
LIABILITIES

Operating lease liabilities	$4,153	$5,793
Accounts payable	—	5,432
Accrued expenses and other current liabilities	—	1,762
Liabilities held for sale	$4,153	$12,987

5.
DISPOSITIONS

North American Snacks Business

On February 27, 2026, the Company completed the sale of its North American Snacks Business for $111,200 in cash, reflecting the total purchase price of $115,000 less the holdback of an estimate for a customary inventory adjustment. During the fiscal year ended June 30, 2026, the Company deconsolidated the net assets of the North American Snacks Business, primarily consisting of $57,082, $55,952, and $29,415 of goodwill, property, plant and equipment, and inventory, respectively, and recognized a pretax loss on sale of $50,764, which was recorded in other expense, net. The Transaction does not meet the criteria requiring the presentation of the business as a discontinued operation in accordance with U.S. GAAP and is considered a disposition of a significant business as the Company continues to maintain its snacks business within the International reportable segment.

Chop’t Creative Salad Company LLC

On May 22, 2025, the Company sold its minority equity interest in Chop’t Creative Salad Company LLC, predecessor to Founders Table, for a total consideration of $10,000. The Company recorded a pre-tax gain of $5,396 in other expense, net in the consolidated statements of operations. The investment, which the Company acquired on October 27, 2015, had previously been accounted for as an equity method investment due to the Company’s representation on the Board of Directors.

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

6.
INVENTORIES

Inventories consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Finished goods	$104,861	$177,990
Raw materials, work-in-progress and packaging	44,414	70,741
	$149,275	$248,731

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Land	$11,116	$11,926
Buildings and improvements	57,325	61,788
Machinery and equipment	263,769	347,867
Computer hardware and software	42,433	56,466
Furniture and fixtures	20,771	22,599
Leasehold improvements	14,477	38,680
Construction in progress	7,976	12,692
	417,867	552,018
Less: Accumulated depreciation	233,202	287,288
	$184,665	$264,730

Depreciation expense for the fiscal years ended June 30, 2026 and 2025 was $33,505 and $32,494, respectively.

8.
LEASES

The Company leases office space, warehouse and distribution facilities, manufacturing equipment and vehicles primarily in North America and Western Europe. The Company determines if an arrangement is or contains a lease at inception. Right of use assets related to finance leases are included in property, plant and equipment, net on the consolidated balance sheets. Lease liabilities for finance leases are included in the current and non-current portions of long-term debt on the consolidated balance sheets. The current portion of the operating lease liabilities is included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company does not have any related party leases, and sublease transactions are de minimis. The components of lease expenses for the fiscal years ended June 30, 2026 and 2025 were as follows:

	Fiscal Year Ended
	2026	2025
Operating lease expenses	$13,097	$14,019
Finance lease expenses	223	209
Variable lease expenses	244	671
Short-term lease expenses	751	1,247
Total lease expenses	$14,315	$16,146

Supplemental balance sheet information related to leases is as follows:

Leases	Classification	Fiscal Year Ended June 30,
		2026	2025
Assets(1)
Operating lease ROU assets	Operating lease right-of-use assets, net*	$54,540	$76,875
Finance lease ROU assets, net	Property, plant and equipment, net	349	588
Total leased assets		$54,889	$77,463

Liabilities(1)
Current
Operating	Accrued expenses and other current liabilities*	$11,363	$14,908
Finance	Current portion of long-term debt	78	153
Non-current
Operating	Operating lease liabilities, noncurrent portion	44,409	65,284
Finance	Long-term debt, less current portion	292	462
Total lease liabilities		$56,142	$80,807

(1) The reduction in assets and liabilities primarily reflect the disposition of leases associated with the Company’s former North American Snacks Business.

* Includes leases related to the personal care business that was reclassified as assets held for sale. See Note 4, Assets and Liabilities Held for Sale, for more information.

Additional information related to leases is as follows:

	Fiscal Year Ended June 30,
	2026	2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,531	$15,007
Operating cash flows from finance leases	$32	$16
Financing cash flows from finance leases	$126	$130
ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$1,642	$(2,954)
Finance leases	$47	$514
Weighted average remaining lease term:
Operating leases	6.6 years	8.2 years
Finance leases	3.5 years	4.0 years
Weighted average discount rate:
Operating leases	5.1%	5.0%
Finance leases	7.3%	6.7%

(1) Includes adjustment for termination of two operating leases during fiscal year ended June 30, 2025, which resulted in a reduction of ROU assets and lease liabilities of $5,346 and $4,037, respectively, and recognition of an accumulated gain of $1,309 related to lease terminations.

Maturities of lease liabilities as of June 30, 2026 were as follows:

Fiscal Year	Operating leases	Finance leases	Total
2027	$11,154	$95	$11,249
2028	11,016	108	11,124
2029	10,205	108	10,313
2030	8,858	116	8,974
2031	7,646	—	7,646
Thereafter	17,024	—	17,024
Total lease payments	65,903	427	66,330
Less: Imputed interest	10,131	57	10,188
Total lease liabilities	$55,772	$370	$56,142

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2024(1)	$689,468	$239,836	$929,304
Divestiture(2)	(7,280)	—	(7,280)
Impairment charges	(357,679)	(71,203)	(428,882)
Reclassification of goodwill to held for sale(3)	(11,164)	—	(11,164)
Translation	(1,024)	20,007	18,983
Balance as of June 30, 2025	312,321	188,640	500,961
Divestiture(4)	(57,082)	—	(57,082)
Impairment charges	(38,495)	(154,724)	(193,219)
Translation	—	(4,581)	(4,581)
Balance as of June 30, 2026	$216,744	$29,335	$246,079

(1)
The total carrying value of goodwill as of June 30, 2024 is reflected net of $134,277 of accumulated impairment charges, of which $7,700 is related to the North America reportable segment and $126,577 is related to the International reportable segment.
(2)
Represents the goodwill assigned to the ParmCrisps® business in connection with the divestiture of such business, which was ascribed on a relative fair value basis. See Note 5, Dispositions, for more information.
(3)
Represents the goodwill ascribed to the PC business in connection with the classification such business as held for sale. See Note 4, Assets and Liabilities Held for Sale, for more information.
(4)
During February 2026, the Company completed the divestiture of its North American Snacks Business. Goodwill of $57,082 was ascribed to the divested businesses on a relative fair value basis related to the North America reportable segment.

In fiscal 2026, the Company recorded aggregated non-cash goodwill impairment charges of $38,495 within its North America segment and $154,724 within its International reportable segment as a result of goodwill impairment testing discussed below. Set forth is a table of each reporting unit’s goodwill carrying value as of, and impairment charges and other activity recorded during the periods presented:

	Reporting Unit
(Dollars in thousands)	U.S.	U.K.	Western Europe
Goodwill as of June 30, 2025	$312,321	$116,212	$42,138
Impairment charge during three months ended December 31, 2025	(38,495)	(81,413)	—
Divestiture during three months ended March 31, 2026	(57,082)	—	—
Impairment charge during three months ended March 31, 2026	—	(31,018)	—
Impairment charge during three months ended June 30, 2026	—	—	(42,293)
Translation	—	(3,781)	155
Goodwill as of June 30, 2026	$216,744	$—	$—

As of June 30, 2025, the Company had qualitatively or quantitatively tested all goodwill associated with its reporting units for impairment and, as previously disclosed, determined that the goodwill related to the U.S. and U.K. reporting units remained at risk for potential future impairment since such reporting units were impaired in fiscal 2025.

Second quarter of fiscal 2026

During the second quarter of fiscal 2026, as a result of a continued decline in the projected performance and cash flows of the U.S. reporting unit, and in connection with the pending agreement to sell its North American Snacks Business, the Company completed an interim quantitative impairment test of goodwill. As a result of a continued decline in net sales of Hartley’s® jelly, the Company conducted an interim quantitative impairment test for the Hartley’s® jelly indefinite-lived tradename and recognized an impairment. Due to the recognition of an intangible asset impairment charge within the United Kingdom (“U.K.”) reporting unit in the International reportable segment and a continued decline in the projected performance and cash flows of the U.K. reporting unit, the Company also completed an interim quantitative impairment test of goodwill. Consequently, the

Company recognized non-cash impairment charges of $38,495 and $81,413 to reduce the carrying values of the U.S. and U.K. reporting units goodwill, respectively. The fair value was estimated using the Discounted Cash Flow (“DCF”) method income approach as such method was determined to be more representative of future performance from a market participant point of view. The U.K. reporting unit’s impairment charge reflected the sales volume decline that the Company continued to experience. The discount rate in both quantitative tests also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization. For the Western Europe and Ella’s Kitchen UK reporting units, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount, including goodwill. The Company concluded that the qualitatively tested reporting units’ estimated fair values exceeded their carrying amounts. The goodwill related to the U.S. and U.K. reporting units remained at risk of potential impairment if the fair value of these reporting units, and their associated assets, decreased in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates.

Third quarter of fiscal 2026

During the third quarter of fiscal 2026, as a result of a decline in the projected performance and expected future cash flows due to higher inflation resulting from the impact of the Iran conflict, the Company completed interim quantitative impairment tests of goodwill for all of its international reporting units: U.K., Western Europe and Ella’s Kitchen UK. For the U.S. reporting unit, the Company performed a qualitative evaluation to assess factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, and concluded that the U.S. reporting unit’s estimated fair value exceeded its carrying amount. As of March 31, 2026, the U.K. reporting unit’s carrying amount exceeded its estimated fair value, resulting in the recognition of a non-cash impairment charge of $31,018 to reduce the carrying value of the U.K. reporting unit goodwill to nil. The U.K. reporting unit’s impairment charges reflected a decline in sales volume and further compression in Adjusted EBITDA that the Company continued to experience. The fair values for the quantitatively tested reporting units were estimated using a blended approach of the DCF method income approach and the Guideline Public Company Methodology (“GPCM”) market approach. The estimated fair values of the Western Europe and Ella’s Kitchen UK reporting units exceeded their carrying amounts by 9.4% and 117.8%, respectively. The discount rate in the quantitative tests for the Western Europe and Ella’s Kitchen UK reporting units also reflected an increase in the small stock premium related to a decline in the Company’s market capitalization. The goodwill related to the U.S. and Western Europe reporting units remained at risk of potential impairment if the fair values of these reporting units, and their associated assets, decreased in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates.

Annual impairment testing as of April 1, 2026

While the Company’s annual impairment testing date is on April 1, 2026 (the first day of the fourth quarter of fiscal 2026), the previously aforementioned quantitative tests for Western Europe and Ella’s Kitchen UK reporting units were utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2026 and April 1, 2026. For the U.S. reporting unit, the previously aforementioned qualitative assessment for the U.S. reporting unit was utilized for the annual impairment test given there were no significant changes to the risks of these reporting units between March 31, 2026 and April 1, 2026.

Fourth quarter of fiscal 2026

As of June 30, 2026, as a result of a continued decline in the projected performance and cash flows of the Western Europe reporting unit on account of continued higher inflation and changing consumer preference from branded to lower margin private labels, and in connection with the pending agreement to sell its International Business, the Company completed an interim quantitative impairment test of goodwill. The Company also performed a qualitative assessment of its U.S. and Ella’s Kitchen U.K. reporting units and concluded that the estimated fair values of such reporting units exceeded their respective carrying amounts, which was consistent with the conclusions reached on the annual quantitative impairment testing date of April 1, 2026. As of June 30, 2026, the Western Europe reporting unit’s carrying amount exceeded its estimated fair value of $89,112, resulting in the recognition of a non-cash impairment charge of $42,293 to reduce the carrying value of the Western Europe reporting unit goodwill to nil. The Western Europe reporting unit’s impairment charges primarily reflected a decline in forecasted Adjusted EBITDA. The fair value was estimated using the Discounted Cash Flow (“DCF”) method income approach as such method was determined to be more representative of future performance from a market participant point of view. Furthermore, given the continued known decline in the Company’s Western Europe forecasts, the discount rate utilized to measure risk in the DCF methodology increased.

Subsequent to these impairment charges, the remaining goodwill at the U.S. reporting unit was $216,744 as of June 30, 2026. There was no remaining goodwill at the U.K. and Western Europe reporting units as of June 30, 2026. The goodwill related to the U.S. reporting unit is at risk of potential impairment if the fair value of the reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

In fiscal 2025, the Company recorded aggregated non-cash goodwill impairment charges of $357,679 within its North America segment and $71,203 within our International reportable segment.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	Fiscal Year Ended June 30,
	2026	2025
Non-amortized intangible assets:
Trademarks and tradenames(1)	$—	$179,282
Amortized intangible assets:
Other intangibles(2)	308,753	159,162
Less: Accumulated amortization	(135,233)	(127,539)
Net amortized intangible assets	173,520	31,623
Net other intangible assets	$173,520	$210,905

(1)
The gross carrying value of trademarks and tradenames is reflected net of nil and $275,990 of accumulated impairment charges as of June 30, 2026 and 2025, respectively. Effective April 1, 2026, as part of its annual impairment testing and in connection with the ongoing strategic review and business strategy to focus on simplifying the organization and its portfolio, the Company changed the estimated useful life of its remaining intangible assets and reclassified them from indefinite to definite. The carrying value of such intangible assets as of June 30, 2026 was $67,773.
(2)
The reduction in carrying value of other intangible assets as of June 30, 2026 reflected accumulated non-cash impairment charges of $320,931 and $30,326 as of June 30, 2026 and June 30, 2025, respectively. As noted above, the Company changed the estimated useful life of its remaining intangible assets and reclassified them from indefinite to definite. The carrying value of such intangible assets as of June 30, 2026 was $147,354.

During the third quarter of fiscal 2026, as a result of a continued decline in actual and projected net sales driven by challenges related to regaining Earth’s Best® formula distribution, the Company conducted an interim quantitative impairment test for its Earth’s Best® Organic indefinite-lived tradename in its North America reportable segment. The Company concluded that the indefinite-lived intangible asset carrying amount exceeded its estimated fair value and recorded a non-cash impairment charge of $2,038 during the three months ended March 31, 2026, which was recorded within long-lived asset and intangibles impairment on the consolidated statement of operations. The tradename was subsequently reclassified to definite-lived and ascribed a useful life of 10 years.

During the third quarter of fiscal 2026, as a result of a decline in projected net sales driven by shifting consumer behavior towards private label soup, the Company conducted an interim quantitative impairment test for its soup indefinite-lived tradenames (Cully & Sully®, Yorkshire Provender®, and New Covent Garden® soups). The Company concluded that the estimated fair value exceeded the carrying amount by 8.0%. These tradenames were subsequently reclassified to definite-lived and ascribed a useful life of 10 years. The soup indefinite-lived intangible assets are part of the International reportable segment and had a remaining aggregate carrying value of $22,702 as of June 30, 2026.

During the fiscal year ended June 30, 2026, the Company conducted an interim quantitative impairment test for its Ella’s Kitchen® baby and kids foods and Hartley’s® jelly tradenames and recorded a non-cash impairment charge of $10,583 for Hartley’s® jelly indefinite-lived tradename. The estimated fair value of the Ella’s Kitchen® tradename exceeded its carrying amount by 16.5%. These tradenames were subsequently reclassified to definite-lived and ascribed a useful life of 10 years. Such tradenames are part of the International reportable segment and have remaining carrying values of $33,528 and $36,553, respectively, as of June 30, 2026.

During the fourth quarter of fiscal 2025, the Company recorded an aggregate non-cash impairment charge of $21,100 related to its Sensible Portions® and Imagine® tradenames. The assets were part of the North America reportable segment.

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

Non-cash impairment charges, recorded within long-lived asset and intangibles asset impairment on the consolidated statements of operations, for the fiscal years ended June 30, 2026 and June 30, 2025 were as follows:

	Fiscal Year Ended June 30,
	2026	2025
Hartley’s® Jelly tradename	$10,583	$—
Earth’s Best® tradenames	2,038	—
Spectrum® tradename	1,800	—
Sensible Portions® tradename	—	18,000
Personal care tradenames (Alba Botanica®, Avalon Organics®, and JASON®)	—	12,085
Belvedere™ trademark and customer relationships	—	3,648
Imagine® tradename	—	3,100
Health Valley® trademark	—	960
Other	194	—
	$14,615	$37,793

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 9.28 years. Expected amortization expense for the next five fiscal years is as follows:

	Fiscal Year Ending June 30,
	2027	2028	2029	2030	2031
Estimated amortization expense	$20,085	$19,185	$18,719	$18,719	$18,016

10.
ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Payroll, employee benefits and other administrative accruals	$47,306	$38,211
Settlement accrual for the consolidated Securities Class Action complaint (Note 17)	35,000	—
Transaction services related payables	16,557	—
Short term derivative liabilities	13,637	—
Facility, freight and warehousing accruals	10,002	9,250
Selling and marketing related accruals	7,894	6,892
Short-term operating lease liabilities	7,210	9,115
Other accruals	5,954	4,958
	$143,560	$68,426

11.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Revolving credit facility	$411,000	$450,500
Term loans	146,950	255,550
Less: Unamortized issuance costs	(476)	(1,844)
Finance lease obligations	370	615
	557,844	704,821
Current debt and finance lease obligations(1)	557,552	7,653
Long-term debt and finance lease obligations, less current portion	$292	$697,168

(1)
Includes $78 (2025: $153) of finance lease obligations.

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

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. The Company’s maximum consolidated leverage ratio remained at 6.00:1.00 and its minimum interest coverage ratio remained at 2.75:1.00.

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

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2026 was 7.92%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of June 30, 2026, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at June 30, 2026 was 7.38%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of June 30, 2026, there were $411,000 of loans under the Revolver, $146,950 of Term Loans, and $3,099 of letters of credit outstanding under the Credit Agreement. As of June 30, 2026, $185,901 was available under the Credit Agreement, subject to compliance with the financial covenants. As of June 30, 2026, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the Fourth Amendment to its Credit Agreement during the first quarter of fiscal year 2026, the Company incurred debt issuance costs of approximately $2,846, of which $2,529 was deferred. Of the total deferred costs, $1,996 were associated with the Revolver and are being amortized on a straight-line basis within prepaid expenses and other current assets on the consolidated balance sheets, and $533 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement. Further, the Fourth Amendment decreased the borrowing capacity of the Revolver, resulting in write-off of $604 of previously capitalized deferred costs. During the three months ended March 31, 2026, in connection with the $101,100 repayment of the Term Loans, $542 of previously capitalized deferred costs were written off.

Maturities of all debt instruments, excluding unamortized issuance costs, at June 30, 2026, are as follows:

Due in Fiscal Year	Amount
2027	$558,028
2028	94
2029	94
2030	104
Total debt and borrowings	$558,320

Interest paid during the fiscal years ended June 30, 2026 and 2025 amounted to $49,852 and $46,265, respectively.

12.
INCOME TAXES

The components of loss before income taxes and equity in net loss of equity-method investees were as follows:

	Fiscal Year Ended June 30,
	2026	2025
Domestic	$(142,731)	$(456,528)
Foreign	(164,049)	(57,203)
Total	$(306,780)	$(513,731)

The provision (benefit) for income taxes consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Current:
Federal	$962	$3,686
State and local	411	1,260
Foreign	4,865	14,774
	6,238	19,720
Deferred:
Federal	(4,229)	2,642
State and local	(2,578)	(5,599)
Foreign	(1,639)	(1,466)
	(8,446)	(4,423)
Total	$(2,208)	$15,297

The following table provides income taxes paid (net of refunds received) by primary jurisdiction for fiscal year 2026.

Fiscal Year Ended June 30,
2026
Federal	$121
State and Local	137
Foreign
United Kingdom	7,527
Cyprus	2,101
Germany	1,836
Canada	1,552
Ireland	765
Other	658
$14,697

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows (in millions, except percentages):

	Fiscal Year Ended June 30,
	2026	%
Expected United States federal income tax at statutory rate	$(64,424)	21.0%
State income taxes, net of federal benefit(a)	(2,413)	0.8%
Foreign tax effects:
UK
Impairment of goodwill(b)	19,803	(6.5)%
Change in valuation allowance	11,162	(3.6)%
Statutory tax rate difference between the U.K. and the U.S.	(4,689)	1.5%
UK other	548	(0.2)%
Canada
Change in valuation allowance	4,119	(1.3)%
Canada other	(1,958)	0.6%
Austria
Impairment of goodwill(b)	7,522	(2.5)%
Austria other	(416)	0.1%
All other foreign jurisdictions	1,588	(0.5)%
Cross-border tax laws	(1,283)	0.4%
Nontaxable or nondeductible Items:
Gain on sale of business	8,547	(2.8)%
Impairment of goodwill(b)	5,984	(2.0)%
R&W insurance proceeds	(5,439)	1.8%
Other	4,892	(1.6)%
Change in valuation allowance(c)	12,949	(4.2)%
Change in unrecognized tax benefits(d)	1,300	(0.4)%
Provision for income taxes	$(2,208)	0.7%

	Fiscal Year Ended June 30,
	2025	%
Expected United States federal income tax at statutory rate	$(107,884)	21.0%
State income taxes, net of federal benefit	(11,431)	2.2%
U.S. tax on foreign earnings	3,466	(0.7)%
Foreign income at different rates	(6,538)	1.3%
Change in valuation allowance(c)	28,757	(5.6)%
Change in reserves for uncertain tax positions(d)	25,863	(5.0)%
Impairment of goodwill and intangibles(b)	77,615	(15.2)%
Gain on disposal of subsidiary	2,104	(0.4)%
Stock-based compensation	393	(0.1)%
Return to provision	(301)	0.1%
Loss on capital asset	1,004	(0.2)%
Other	2,249	(0.4)%
Provision for income taxes	$15,297	(3.0)%

(a) State taxes in California, Illinois, Pennsylvania, Texas, and New Jersey in aggregate make up the majority (greater than 50 percent) of the tax effect of this category.

(b) The Company recorded impairments of goodwill and certain intangible assets and most of the impairments did not have associated deferred tax liabilities. Therefore, the impact of these impairments is reflected as an impact to the effective tax rate.

(c) The Company estimated that it would not be able to utilize certain of its federal tax credit, federal tax losses and state tax loss carryovers due to its history of pretax losses and inability to carry back tax losses or credits for refunds. This negative evidence resulted in the Company increasing the valuation allowance on worldwide deferred tax assets of separately reported items in the year ended June 30, 2026 by $28,230 and in the year ended June 30, 2025 by $28,757.

(d) The Company recorded an unrecognized tax benefit that may not be fully supported under audit.

U.S. federal tax regulations include a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a measure to tax certain intercompany payments under the base erosion anti-abuse tax (“BEAT”) regime. For the fiscal years ended June 30, 2026 and 2025, the Company did not generate intercompany transactions that met the BEAT threshold but does have to include GILTI tax relating to the Company’s foreign subsidiaries.

The Company elected to account for GILTI tax as a current period cost and did not record an expense during the fiscal year ended June 30, 2026. The GILTI tax expense is included in the U.S. tax benefit on foreign earnings in the effective tax rate which also includes tax expense related to Subpart F income and unremitted earnings in total.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Deferred tax assets and liabilities consisted of the following:

	Fiscal Year Ended June 30,
	2026	2025
Deferred tax assets:
Net operating loss and tax credit carryforwards	$87,270	$74,121
Basis difference on inventory	1,936	4,301
Reserves not currently deductible	7,078	6,014
Basis difference on intangible assets	39,561	2,647
Lease ROU liability	10,713	15,905
Other comprehensive income	1,975	2,302
Stock-based compensation	569	1,342
Other	20,044	19,010
Total deferred tax asset before valuation allowance	169,146	125,642
Valuation allowance	(136,002)	(96,383)
Total deferred tax asset	33,144	29,259
Deferred tax liabilities
Basis difference on property and equipment	13,068	18,198
Basis difference on inventory	323	424
Basis difference on intangible assets	38,524	31,927
Lease ROU Assets	10,258	14,931
Unremitted earnings of foreign subsidiaries	2,294	3,980
Other	—	131
Total deferred tax liability	64,467	69,591
Net deferred tax liability(a)	$(31,323)	$(40,332)

(a) A deferred tax asset of $1,607 and nil is included within Other Assets, for fiscal years 2026 and 2025, respectively.

At June 30, 2026 and 2025, the Company had U.S. federal NOL carryforwards of approximately $106,684 and $113,258, respectively, certain of which will not expire until 2033. Certain of these federal loss carryforwards are subject to Internal Revenue Code Section 382, which imposes limitations on utilization following certain changes in ownership of the entity generating the loss carryforward. The Company had foreign NOL carryforwards of approximately $14,143 and $14,815 at June 30, 2026 and 2025, respectively, the majority of which are indefinite lived.

For the year ended June 30, 2026, the Company determined that $110,300 of foreign earnings are not permanently reinvested with a corresponding deferred tax liability of $2,294. The Company continues to reinvest $684,000 of undistributed earnings of its foreign subsidiaries and may be subject to additional foreign withholding taxes and U.S. state income taxes if it reverses its indefinite reinvestment assertion on these foreign earnings in the future. All other outside basis differences not related to earnings were impractical to account for at this period of time and are currently considered as being permanent in duration.

As required by the authoritative guidance on accounting for income taxes, the Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, the Company establishes a valuation allowance. The Company recorded valuation allowances in the amounts of $136,002 and $96,383 at June 30, 2026 and 2025, respectively.

Unrecognized tax benefits activity, including interest and penalties, is summarized below:

	Fiscal Year Ended June 30,
	2026	2025
Balance at beginning of year	$51,923	$26,060
Additions based on tax positions related to the current year	187	24,555
Additions based on tax positions related to prior years	1,266	1,308
Reductions due to lapse in statute of limitations and settlements	(154)	—
Balance at end of year	$53,222	$51,923

As of June 30, 2026, the Company had $53,222 of unrecognized tax benefits, of which $49,411 represents an amount that, if recognized, would impact the effective tax rate in future periods. As of June 30, 2025, the Company had $51,923 of unrecognized tax benefits, of which $48,112 represents the amount that, if recognized, would impact the effective tax rate in future periods. Accrued liabilities for interest and penalties were $7,310 and $6,124 at June 30, 2026 and 2025, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to fiscal 2014. However, to the extent the Company generated NOLs or tax credits in closed tax years, future use of the NOL or tax credit carryforward balance would be subject to examination within the relevant statute of limitations for the year in which utilized. The Company is no longer subject to tax examinations in the U.K. for years prior to fiscal 2022. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases of income tax that may occur within the next twelve months cannot be made. Although there are various tax audits currently ongoing, the Company does not believe the ultimate outcome of such audits will have a material impact on the Company’s consolidated financial statements.

13.
STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue “blank check” preferred stock of up to 5,000 shares with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered to issue, without stockholder approval, preferred stock with dividends, liquidation, conversion, voting or other rights which could decrease the amount of earnings and assets available for distribution to holders of the Company’s common stock. At June 30, 2026 and 2025, no preferred stock was issued or outstanding.

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred (Losses) Gains on Cash Flow Hedging Instruments, Net	Deferred (Losses) Gains on Fair Value Hedging Instruments, Net	Deferred (Losses) Gains on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2024	(147,073)	9,395	297	136	(137,245)
Other comprehensive income (loss) before reclassifications	71,324	(1,892)	(1,670)	(6,782)	60,980
Amounts reclassified into (income) loss	—	(4,920)	1,557	(1,425)	(4,788)
Net change in accumulated other comprehensive income (loss) for the fiscal year ended June 30, 2025(1)	71,324	(6,812)	(113)	(8,207)	56,192
Balance at June 30, 2025	(75,749)	2,583	184	(8,071)	(81,053)
Other comprehensive (loss) income before reclassifications	(21,228)	1,308	904	3,666	(15,350)
Amounts reclassified into income	—	(2,709)	(918)	(1,433)	(5,060)
Net change in accumulated other comprehensive (loss) income for the fiscal year ended June 30, 2026(1)	(21,228)	(1,401)	(14)	2,233	(20,410)
Balance at June 30, 2026	$(96,977)	$1,182	$170	$(5,838)	$(101,463)

(1)
See Note 16, Derivatives and Hedging Activities, for the amounts reclassified into income (expense) for deferred gains (losses) on hedging instruments recorded in the consolidated statements of operations during the fiscal years ended June 30, 2026 and 2025.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the fiscal year ended June 30, 2026, the Company did not repurchase any shares under the repurchase program. As of June 30, 2026, the Company had $173.5 million of remaining authorization under the share repurchase program.

14.
STOCK-BASED COMPENSATION AND INCENTIVE PERFORMANCE PLANS

The Company maintains a shareholder-approved plan, The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan (as amended, the “2022 Plan”), which was approved at the Company’s 2022 Annual Meeting of Shareholders held on November 17, 2022, and further amended at the Company’s 2024 Annual Meeting of Shareholders held on October 31, 2024 and 2025 Annual Meeting of Shareholders held on October 30, 2025. The 2022 Plan permits the Company to continue making equity-based and other incentive awards in a manner intended to properly incentivize its employees, directors, consultants and other service providers by aligning their interests with the interests of the Company’s shareholders. The 2022 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The Company also historically granted shares under its Amended and Restated 2002 Long-Term Incentive and Stock Award Plan and its 2019 Equity Inducement Award Program.

Beginning in the second quarter of fiscal 2025, a new form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards since the Company has the ability and intent to settle such awards in cash.

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of June 30, 2026 generally provide for vesting at 0% to 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the twelve months ended June 30, 2026 is as follows:

	2026		2025
	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested at beginning of period - RSUs and PSUs	2,627	$9.09	2,165	$15.03
Granted	5,407	$0.95	2,278	$6.94
Vested	(978)	$6.80	(624)	$13.52
Forfeited	(1,124)	$8.37	(1,192)	$13.46
Non-vested at end of period - RSUs and PSUs	5,932	$2.18	2,627	$9.09

The fair value of RSUs and PSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting, for the last two fiscal years ended June 30 was as follows:

	Fiscal Year Ended June 30,
	2026	2025
Fair value of RSUs and PSUs granted	$5,134	$15,806
Fair value of RSUs and PSUs vested	$1,280	$4,826
Tax benefit recognized from RSUs and PSUs vesting	$212	$625

At June 30, 2026, $5,673 of unrecognized stock-based compensation expense related to non-vested RSUs and PSUs was expected to be recognized over a weighted average period of approximately 1.70 and 1.42 years, respectively.

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

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at June 30, 2026 was recorded ratably based on the Company’s projected achievement at the end of the measurement period. The cash incentive award liability was $822 at June 30, 2026, the majority of which is classified as a current liability and reported in accrued expenses and other current liabilities, and the balance included in other non-current liabilities within the consolidated balance sheets.

During the three months ended June 30, 2026, the estimated fair value of granted cash-settled awards was $3,392. For the reporting period, the Company recognized a forfeiture adjustment of $2,039. As of June 30, 2026, the total remaining non-vested cash-settled awards outstanding were $4,336.

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

2026-2029 LTIP

During the fiscal year ended June 30, 2026, the Company granted market-based PSU awards under the LTIP with a total target payout of 347 shares of common stock. At June 30, 2026, there were 332 such shares outstanding under the LTIP. Such PSU awards will vest, if at all, pursuant to a defined calculation of relative total shareholder return (“TSR”) over the period from December 13, 2025 through the earlier of: (i) December 12, 2028; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2026 TSR Performance Period”). Total shares eligible to vest range from zero to 100% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

Relative TSR PSUs
Grant date fair value (per target share)	$0.89
Risk-free interest rate	3.58%
Expected volatility	18.80%
Expected term	3.00 years

2025-2027 LTIP

During the fiscal year ended June 30, 2025, the Company granted market-based PSU awards under the LTIP with a total target payout of 652 shares of common stock. Such PSU awards will vest, if at all, pursuant to a defined calculation of relative TSR over the period from October 29, 2024 through the earlier of: (i) October 28, 2027; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2025 TSR Performance Period”). Total shares eligible to vest range from zero to

150% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

Relative TSR PSUs
Grant date fair value (per target share)	$9.89
Risk-free interest rate	4.09%
Expected volatility	20.90%
Expected term	3.00 years

2024-2026 LTIP

During the fiscal year ended June 30, 2024, the Company granted market-based PSU awards under the LTIP with a total target payout of 618 shares of common stock. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from October 26, 2023 through the earlier of: (i) October 25, 2026; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2024 TSR Performance Period”). Vesting of 370 target shares of the outstanding PSU awards is pursuant to a defined calculation of relative TSR over the 2024 TSR Performance Period (the “2024 Relative TSR PSUs”). Vesting of the absolute PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2024 TSR Performance Period (the “2024 Absolute TSR PSUs”). Total shares eligible to vest for both the 2024 Relative TSR PSUs and 2024 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2024
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

2023-2025 LTIP

During the fiscal year ended June 30, 2023, the Company granted market-based PSU awards under the LTIP with a total target payout of 429 shares of common stock. Such PSU awards will vest, if at all, pursuant to a defined calculation of either relative TSR or absolute TSR (as defined in the award agreement) over the period from September 6, 2022 through the earlier of: (i) September 6, 2025; (ii) the date the participant’s employment is terminated due to death or Disability (as defined in the award agreement); or (iii) the effective date of a Change in Control (as defined in the award agreement) (the “2023 TSR Performance Period”). Vesting of relative PSU target shares is pursuant to a defined calculation of relative TSR over the 2023 TSR Performance Period (the “2023 Relative TSR PSUs”). Vesting of absolute target shares of the outstanding PSU awards is pursuant to the achievement of pre-established three-year compound annual TSR targets over the 2023 TSR Performance Period (the “2023 Absolute TSR PSUs”). Total shares eligible to vest for both the 2023 Relative TSR PSUs and 2023 Absolute TSR PSUs range from zero to 200% of the target amount. Grant date fair values are calculated using a Monte Carlo simulation model with grant date fair values per target share and related valuation assumptions as follows:

	Fiscal Year ended June 30, 2023
	Absolute TSR PSUs	Relative TSR PSUs
Grant date fair value (per target share)	$12.23	$15.42
Risk-free interest rate	4.98%	4.98%
Expected volatility	33.70%	23.10%
Expected term	3.00 years	3.00 years

CEO Succession

On May 7, 2025, the Company announced that Wendy P. Davidson departed as President and Chief Executive Officer and as a member of the Board effective May 6, 2025. In accordance with the agreement governing her make-whole RSU award, which was granted in recognition of compensation Ms. Davidson forfeited by leaving her former employer, the remaining 32 unvested make-whole RSUs she held at that time accelerated and vested as of May 6, 2025. All other unvested equity awards held by Ms. Davidson were forfeited in their entirety as of such date.

The Board appointed Alison E. Lewis, a member of the Board since September 2024, as Interim President and CEO on May 7, 2025. In connection with her appointment, Ms. Lewis received an RSU award of 621 RSUs that vest over a one-year period subject to Ms. Lewis’s continued employment as Interim President and Chief Executive Officer and certain other exceptions.

On December 15, 2025, the Board appointment Ms. Lewis as President and Chief Executive Officer, at which time she vested in a prorated portion of that grant, resulting in the vesting of 378 shares of common stock and the residual awards were forfeited.

On December 15, 2025, Ms. Lewis received a grant under the LTIP for a total of 2,150 share units comprising 1,500 PSUs and 650 RSUs which represent the total three-year long-term incentive opportunity that would have been granted under the fiscal year 2026 – 2028 LTIP. The PSUs will vest upon the achievement of pre-established stock price targets while she is employed as follows:

•
375 shares if the 30-trading day average stock price equals or exceeds $3.00; estimated grant date fair value of $0.71
•
375 shares if the 30-trading day average stock price equals or exceeds $5.00; estimated grant date fair value of $0.47
•
375 shares if the 30-trading day average stock price equals or exceeds $7.00; estimated grant date fair value of $0.33
•
375 shares if the 30-trading day average stock price equals or exceeds $9.00; estimated grant date fair value of $0.24

The volatility assumption used was 70.4% and the risk-free rate was 3.56%. The expected term is 3 years. The RSUs will vest one-third each year on the anniversary of the start date, subject to her continued employment.

Summary of Stock-Based Compensation

Compensation cost and related income tax benefits recognized on the consolidated statements of operations for stock-based compensation plans were as follows:

	Fiscal Year Ended June 30,
	2026	2025
Selling, general and administrative expense
Stock-based awards	$5,471	$8,149
Cash-settled awards	928	697
Total selling, general and administrative expense	$6,399	$8,846
Related income tax benefit	$273	$882

Stock Options

The Company did not grant any stock options in fiscal years 2026 or 2025, and there were no stock options exercised during these periods. There were 122 stock options outstanding at each of June 30, 2026 and 2025, relating to a grant under a prior plan. Although no further awards can be granted under the prior plan, the stock options outstanding continue in accordance with the terms of the plan and grant. For stock options outstanding and exercisable at June 30, 2026, the aggregate intrinsic value (the difference between the closing stock price on the last day of trading in the year and the exercise price) was nil, and the weighted average remaining contractual life was 5.78 years. The weighted average exercise price of these stock options was $2.26. At June 30, 2026, there was no unrecognized compensation expense related to stock option awards.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$1,527	$—	$1,527	$—
Liabilities:
Derivative financial instruments	$13,764	$—	$13,764	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$5,835	$—	$5,835	$—
Liabilities:
Derivative financial instruments	$19,706	$—	$19,706	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the fiscal years ended June 30, 2026 or 2025.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of June 30, 2026 and June 30, 2025 were classified as Level 2.

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

During the fiscal year ended June 30, 2026, the Company recorded non-cash impairment charges of $38,495, $112,431, and $42,293 associated with the U.S., U.K., and Western Europe reporting units, respectively, as discussed in Note 9, Goodwill and Other Intangible Assets. As of June 30, 2026, the U.S., U.K., and Western Europe goodwill balances were classified as a Level 3 asset measured at fair value on a nonrecurring basis with estimated reporting unit fair values of $460,000, $227,121, and $89,112, respectively.

During the fiscal year ended June 30, 2026, the Company conducted an interim quantitative impairment test and recorded an aggregate non-cash impairment charges of $14,615 for its Earth’s Best® Organic, Hartley’s® jelly, and Spectrum® indefinite-lived tradenames, as discussed in Note 9, Goodwill and Other Intangible Assets.

During the fiscal year ended June 30, 2025, the Company recorded aggregate non-cash impairment charges of $357,679 and $71,203 related to goodwill within its North America and International reportable segments, respectively, as discussed in Note 9, Goodwill and Other Intangible Assets.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During fiscal 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $1,528 will be reclassified as a decrease to interest expense.

As of June 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $96 relating to the foreign currency forward contracts will be reclassified to interest expense.

As of June 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	24	£25,632	€29,450

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

As of June 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of June 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of June 30, 2026, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2026	2025	2026	2025
Intercompany loan receivable	$28,193	$28,982	$(789)	$2,517

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$1,527	Accrued expenses and other current liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	13,637
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	127
Total derivatives designated as hedging instruments		$1,527		$13,764

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for fiscal years ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Fiscal Year Ended June 30,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$1,946	$(2,696)
Foreign currency forward contracts	(141)	89
Derivatives in net investment hedging relationships:
Cross-currency swaps	4,918	(8,999)
Derivatives in fair value hedging relationships:
Cross-currency swaps	1,212	(2,216)
	$7,935	$(13,822)

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for fiscal years ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Fiscal Year Ended June 30,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$3,650	$6,581
Foreign currency forward contracts	—	126
Cost of sales:
Foreign currency forward contracts	(13)	(38)
Derivatives in net investment hedging relationships:
Cross-currency swaps	1,921	1,918
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	1,229	(2,056)
	$6,787	$6,531

(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income for fiscal years 2026 and 2025 was $440 and $460, respectively.
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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. On September 29, 2025, the Second Circuit reversed and remanded the matter for further proceedings. The Company answered the Second Amended Complaint on January 27, 2026. On June 25, 2026, the parties entered into a formal Stipulation and Agreement of Settlement to settle the Consolidated Securities Action for $35,000, funded solely by insurance and no part of the settlement amount will be funded by the Company or any individual defendant. The Stipulation expressly provides that Defendants make no admission of liability or wrongdoing, and that each Defendant denies all wrongdoing. On July 13, 2026, the Court granted preliminary approval of the settlement and scheduled a Settlement Hearing for October 28, 2026. The settlement remains subject to final Court approval. During fiscal year 2026, the Company recorded an insurance receivable of $35,000 within prepaid expenses and other current assets and a corresponding liability of $35,000 within accrued expenses and other current liabilities in the consolidated balance sheet.

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

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. Following the Second Circuit’s reversal and remand on September 29, 2025, the Parties filed a status update on November 14, 2025 and an initial proposed scheduling order on February 6, 2026. On April 22, 2026, the Court granted Plaintiffs’ motion for an extension of time to file their amended complaint and ordered that Plaintiffs file their Amended Complaint by April 30, 2026. On April 30, 2026, Plaintiffs filed a Motion for Leave to File the Verified Consolidated Second Amended Shareholder Derivative Complaint under seal, together with the Amended Complaint itself. On May 1, 2026, the Court granted the motion to file under seal. Defendants served a motion to dismiss the Amended Complaint on July 17, 2026. Defendants have filed an unopposed motion to stay discovery pending resolution of the motion to dismiss.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 200 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL first proceeded with general causation discovery. Expert discovery has closed and the parties’ Rule 702 motions have been fully briefed. The Court held Rule 702 hearings during the week of December 8, 2025 and on February 27, 2026, the Court issued an order excluding Plaintiffs’ general causation experts. On May 1, 2026, Defendants filed a motion for summary judgment. On August 13, 2026, the Court held argument on Defendants’ Motion for Summary Judgment.

Baby Food California State Court Cases

There are currently thirteen personal injury cases against the Company pending in California State Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now (or will be) included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but two of the cases are currently stayed.

In Landon R. v. The Hain Celestial Group, Inc., et al., No. 23STCV24844, the Court granted defendants’ Motion to Exclude Plaintiff’s Exposure Expert and Defendants’ Motion for Summary Judgment on December 3, 2025. The Court entered judgment in defendants’ favor on January 2, 2026. Plaintiff filed a Notice of Appeal on March 2, 2026.

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

The Company successfully petitioned the United States Supreme Court for a writ of certiorari, and the Court heard oral argument on November 4, 2025. On February 24, 2026, the Court issued an opinion affirming the Fifth Circuit’s decision to vacate the judgement in favor of Hain and remand the proceedings to state court to be re-tried.

The case is now pending in the District Court of Brazoria County, Texas. Discovery is ongoing. The case has been set for trial starting on March 29, 2027.

Watkins v. Plum PBC, et al.

On August 13, 2026, the MDL Court heard argument on a Motion to Remand Watkins v. Plum PBC et al. from the MDL to Louisiana state court. On August 19, 2026, the MDL Court granted Plaintiffs’ motion and remanded the case to the Civil District Court for the Parish of Orleans.

Baby Food Florida State Court Cases

There are currently seven multi-plaintiff personal injury cases against the Company pending in Florida State Courts relating to the same allegations regarding trace levels of heavy metals in the Products.

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

For the fiscal year ended June 30, 2026, expenses associated with the Restructuring Program in the amount of $22,039, $5,224, and $10, respectively, were recorded in productivity and transformation costs, cost of sales, and long-lived asset and intangibles impairment, respectively, on the consolidated statements of operations. For the fiscal year ended June 30, 2025, expenses associated with the Restructuring Program in the amount of $21,530, $2,685 and $1,599 were recorded in productivity and transformation costs, long-lived asset and intangibles impairment, and cost of sales, respectively, on the consolidated statements of operations. The table below sets forth expenses associated with the Restructuring Program for the fiscal years ended June 30, 2026 and 2025 by reportable segment and Corporate and Other.

	Fiscal Year Ended June 30,
	2026	2025
North America	$17,075	$12,019
Corporate and Other	6,885	10,026
International	3,313	3,769
	$27,273	$25,814

The following table displays the activities and liability balances relating to the Restructuring Program for the fiscal years ended June 30, 2026 and 2025. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2025	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at June 30, 2026
Employee-related costs[1]	$2,430	$10,908	$(10,659)	$—	$2,679
Contract termination costs	208	2,206	(1,870)	—	544
Asset write-downs[2]	—	3,560	—	(3,560)	—
Other transformation-related expenses[3]	380	10,599	(10,597)	12	394
	$3,018	$27,273	$(23,126)	$(3,548)	$3,617

	Balance at June 30, 2024	Charges	Amounts Paid	Non-cash settlements/ Adjustments[2]	Balance at June 30, 2025
Employee-related costs	$1,985	$8,297	$(7,852)	$—	$2,430
Contract termination costs	347	1,589	(1,669)	(59)	208
Asset write-downs[2]	—	2,685	—	(2,685)	—
Other transformation-related expenses[3]	3,988	13,243	(15,651)	(1,200)	380
	$6,320	$25,814	$(25,172)	$(3,944)	$3,018

1Employee-related costs include $833 of severance related to executive officer succession.
2Represents non-cash asset write-downs including asset impairment and accelerated depreciation.
3Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

Cumulative pretax charges associated with the Restructuring Program are expected to be $135,000 - $145,000 which represents an increase of $20,000 from the previously reported range, primarily due to incremental restructuring actions expected to be incurred in connection with the International Business Transaction. The Restructuring Program is now expected to conclude by the end of fiscal year 2028. See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction”.

19.
DEFINED CONTRIBUTION PLANS

The Company has a 401(k) Employee Retirement Plan (the “Plan”) to provide retirement benefits for eligible employees. All full-time employees of the Company and its wholly-owned domestic subsidiaries are eligible to participate upon completion of 30 days of service. On an annual basis, the Company may, in its sole discretion, make certain matching contributions. For the fiscal years ended June 30, 2026 and 2025, the Company made contributions to the Plan of $2,442 and $2,441, respectively, and recorded retirement plan expense in the amount of $1,081 and $2,547, respectively. In addition, while certain of the Company’s international subsidiaries maintain separate defined contribution plans for their employees, except for the U.K., the amounts are not significant to the Company’s consolidated financial statements.

Certain U.K. subsidiaries offer an auto-enrollment defined contribution plan to all employees. Employees must be aged 22 or over but under the State Pension age and have earned over £10. Employees outside of these criteria have the option to opt-in. Employees must contribute a minimum percentage to the plan and the U.K. subsidiaries make matching contributions. For the fiscal years ended June 30, 2026 and 2025, there were contributions and retirement plan expense recorded in the amount of $3,023 and $2,715, respectively.

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

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, warehouse and manufacturing consolidation and other costs, net, costs associated with acquisitions, divestitures and other transactions, (gain) loss on sale of assets, impairment of goodwill, long-lived asset and intangibles impairments and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the fiscal years ended June 30, 2026 and 2025. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Fiscal Year Ended June 30,
	2026	2025
Net Sales:
North America	$685,053	$888,626
International	668,376	671,154
	1,353,429	1,559,780
Cost of sales, adjusted to exclude restructuring activities:
North America	(522,775)	(693,951)
International	(553,159)	(530,006)
	(1,075,934)	(1,223,957)
Marketing expense:
North America	(34,150)	(41,462)
International	(14,850)	(18,760)
	(49,000)	(60,222)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(81,142)	(102,867)
International	(67,420)	(64,323)
	(148,562)	(167,190)
Depreciation and amortization and other adjustments:
North America	14,250	15,124
International	30,511	27,935
	44,761	43,059
Segment Adjusted EBITDA:
North America	61,236	65,470
International	63,458	86,000
Total Reportable Segments Adjusted EBITDA	124,694	151,470
Corporate and Other	(35,686)	(37,681)
	89,008	113,789
Depreciation and amortization	(52,552)	(44,259)
Equity in net loss of equity-method investees	(351)	(1,813)
Interest expense, net	(50,154)	(47,773)
Benefit (provision) for income taxes	2,208	(15,297)
Stock-based compensation, net	(5,471)	(8,149)
Unrealized currency losses	(951)	(3,823)
Certain litigation expenses, net(a)	(4,867)	(3,473)
Proceeds from insurance claim(b)	25,900	—
Restructuring activities
Productivity and transformation costs	(22,039)	(21,530)
Plant closure related costs, net	(2,206)	(1,215)
Warehouse/manufacturing consolidation and other costs, net	—	(384)
CEO succession	—	(4,774)
Acquisitions, divestitures and other
(Loss) gain on sale of assets	(48,710)	3,194
Transaction and integration costs, net(c)	(14,125)	488
Impairment charges
Goodwill impairment	(193,219)	(428,882)
Long-lived asset and intangibles impairment	(27,394)	(66,940)
Net loss	$(304,923)	$(530,841)

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.
(b) Represents receipt of proceeds under the Company’s R&W insurance related to one of its prior acquisitions, which was collected on January 2, 2026.

(c) Expenses and items relating to strategic review.

The Company’s net sales by product category are as follows:

	Fiscal Year Ended June 30,
	2026	2025
Meal Preparation	$620,121	$639,506
Beverages	255,979	245,147
Baby & Kids	214,828	241,553
Snacks	213,208	371,012
Personal Care	49,293	62,562
	$1,353,429	$1,559,780

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiary, are as follows:

	Fiscal Year Ended June 30,
	2026	2025
United States	$611,402	$777,605
United Kingdom	479,964	492,046
Western Europe	188,412	179,108
Canada	73,651	111,021
	$1,353,429	$1,559,780

The Company’s long-lived assets, which primarily represent property, plant and equipment, net and operating lease right-of-use assets, net by geographic region are as follows:

	Fiscal Year Ended June 30,
	2026	2025
United States	$56,956	$129,558
United Kingdom	113,285	129,799
Western Europe	60,096	65,491
Canada	3,385	11,053
	$233,722	$335,901

21.
SUBSEQUENT EVENT

As part of the Company’s strategic review, on September 12, 2026, the Company and the Purchasers entered into the Purchase Agreement relating to the International Business Transaction. The aggregate net cash proceeds to be realized from the International Business Transaction are expected to be between £225,100 and £228,800, or between approximately $305,000 and $310,000. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness.

Consummation of the International Business Transaction is subject to regulatory approvals and the Company and its lenders entering into an amendment of the Company’s Credit Agreement, which currently has a maturity date of December 22, 2026, to extend such maturity date by not less than nine months. If the Credit Agreement amendment is not entered into by October 12, 2026, the Purchasers may terminate the Purchase Agreement.

See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction” and Note 18, Restructuring Program, in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our CEO and CFO have concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision, and with the participation, of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including the Company’s CEO and CFO, has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Identified Material Weakness

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and subsequent Quarterly Reports on Form 10-Q during the fiscal year ended June 30, 2026, we disclosed a material weakness related to our controls to review on a timely basis and in sufficient detail the projected financial information and certain key assumptions and underlying calculations used in goodwill and indefinite-lived intangible asset quantitative impairment tests.

During the fiscal year ended June 30, 2026, we implemented and tested remediation measures designed to address the above noted control deficiencies. These measures included enhancing the design of existing controls and implementing additional procedures to independently corroborate in a timely manner the assumptions and inputs used in its projected financial information. Management completed its testing of the design and operating effectiveness of these controls during fiscal year 2026. Based on the successful implementation and testing of these remediation efforts, management concluded that the previously identified material weakness was remediated as of June 30, 2026.

Changes in Internal Control over Financial Reporting

Other than the actions taken to remediate material weakness in internal control over financial reporting, there were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Hain Celestial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Hain Celestial Group, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hain Celestial Group, Inc. and subsidiaries (the Company) has maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated September 14, 2026 expressed an unqualified opinion thereon.

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
September 14, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders of the Company (the “2026 Proxy Statement”) or an amendment to this Annual Report on Form 10-K (the “2026 Form 10-K/A”), in either case to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the 2026 Proxy Statement or the 2026 Form 10-K/A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2026 Proxy Statement or the 2026 Form 10-K/A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2026 Proxy Statement or the 2026 Form 10-K/A.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2026 Proxy Statement or the 2026 Form 10-K/A.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. The following consolidated financial statements of The Hain Celestial Group, Inc. are filed as part of this report under Part II, Item 8 - Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - June 30, 2026 and 2025

Consolidated Statements of Operations - Fiscal Years ended June 30, 2026 and 2025

Consolidated Statements of Comprehensive Loss - Fiscal Years ended June 30, 2026 and 2025

Consolidated Statements of Stockholders’ Equity - Fiscal Years ended June 30, 2026 and 2025

Consolidated Statements of Cash Flows - Fiscal Years ended June 30, 2026 and 2025

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules. The following financial statement schedule should be read in conjunction with the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K. All other financial schedules are not required under the related instructions or are not applicable and therefore have been omitted.

The Hain Celestial Group, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Deductions - describe (i)	Balance at end of period
Fiscal Year Ended June 30, 2026
Allowance for doubtful accounts	$1,337	$2,136	$(100)	$3,373
Valuation allowance for deferred tax assets	$96,383	$45,239	$(5,620)	$136,002
Fiscal Year Ended June 30, 2025
Allowance for doubtful accounts	$1,517	$78	$(258)	$1,337
Valuation allowance for deferred tax assets	$67,626	$30,706	$(1,949)	$96,383

(i)
Amounts written off and changes in exchange rates.

(a)(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately following Item 16. “Form 10-K Summary,” which is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Purchase Agreement dated as of January 30, 2026 by and between The Hain Celestial Group, Inc. and Snackruptors Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2026).†

2.2

Share Purchase Agreement, dated September 12, 2026, among The Hain Celestial Group, Inc., Ella’s Kitchen Group Limited, The Hain Daniels Group Limited, Hain Celestial Europe B.V., and HCGI U.S. Finance Co., LLC, as the Sellers, and Aurelius V AcquiCo Twenty Four Limited and AURELIUS V GER AcquiCo Six GmbH, as the Purchasers (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2026).†

3.1

Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

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

10.1.4

Third Amendment, dated May 5, 2025, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

10.1.5

Fourth Amendment, dated September 11, 2025, to the Fourth Amended and Restated Credit Agreement, dated December 22, 2021, by and among the Company, the Lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

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

10.2.4*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Non-Employee Director Awards (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.5*

Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan - Alison E. Lewis (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.6*

Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan - Alison E. Lewis (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.7*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.8*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.9*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Adjusted EBITDA Margin) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.10*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2026-2028 LTIP (Unlevered Free Cash Flow) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, filed with the SEC on February 9, 2026).

10.2.11*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.12*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.13*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Adjusted EBITDA Margin) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.14*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2025-2027 LTIP (Unlevered Free Cash Flow) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024, filed with the SEC on February 10, 2025).

10.2.15*

Form of Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.16*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Relative Total Shareholder Return) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.17*

Form of Performance Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – 2024-2026 LTIP (Absolute Total Shareholder Return) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023, filed with the SEC on February 7, 2024).

10.2.18*

Restricted Share Unit Agreement under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan – Alison E. Lewis (incorporated by reference to Exhibit 10.2.15 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

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

10.3.3*

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

10.4*	The Hain Celestial Group, Inc. 2026 Retention Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2026).

10.5*

The Hain Celestial Group, Inc. Amended and Restated Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2019).

10.6.1*

Employment Agreement, dated as of December 12, 2025, by and between The Hain Celestial Group, Inc. and Alison E. Lewis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).

10.6.2*

Change in Control Agreement, dated as of December 12, 2025, by and between The Hain Celestial Group, Inc. and Alison E. Lewis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025).

10.6.3*

Offer Letter, dated May 8, 2025, between the Company and Alison E. Lewis (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

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

19.1

The Hain Celestial Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on September 15, 2025).

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

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC. Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

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

THE HAIN CELESTIAL GROUP, INC.

Date:	September 14, 2026	/s/ Lee A. Boyce
Lee A. Boyce Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alison E. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2026
Alison E. Lewis

/s/ Lee A. Boyce	Chief Financial Officer (Principal Financial Officer)	September 14, 2026
Lee A. Boyce

/s/ Michael J. Ragusa	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 14, 2026
Michael J. Ragusa

/s/ Dawn Zier	Chair of the Board	September 14, 2026
Dawn Zier

/s/ Neil Campbell	Director	September 14, 2026
Neil Campbell

/s/ Celeste A. Clark	Director	September 14, 2026
Celeste A. Clark

/s/ Shervin J. Korangy	Director	September 14, 2026
Shervin J. Korangy

/s/ Michael B. Sims	Director	September 14, 2026
Michael B. Sims

/s/ Carlyn R. Taylor	Director	September 14, 2026
Carlyn R. Taylor