Form 10-K/A
period 2026-06-30
HAIN CELESTIAL GROUP INC
filed 2026-10-23
CIK 910406

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

As of October 20, 2026, there were 91,002,269 shares outstanding of the registrant’s Common Stock, par value $0.01 per share.

Auditor Name: Ernst & Young LLP	Auditor Location: Jericho, New York	Auditor Firm ID: 42

THE HAIN CELESTIAL GROUP, INC.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2026 (the “Original Form 10-K”). We are filing this Amendment solely to:

•
update Part II, Item 9B, “Other Information” of the Original Form 10-K to include disclosure of recent additional information;
•
pursuant to General Instruction G(3) of Form 10-K, amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by and not included in such Items as we do not intend to file a definitive proxy statement for our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year ended June 30, 2026;
•
delete the reference on the cover page of the Original Form 10-K to the incorporation by reference into Part III of the Original Form 10-K of certain information from either the definitive proxy statement for our 2026 Annual Meeting of Stockholders or an amendment to the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

References to the “Company,” “Hain Celestial,” “we,” “us” or “our” in this Amendment refer to The Hain Celestial Group, Inc. and, as applicable, its subsidiaries.

PART II

Item 9B. Other Information

Except for the addition of the disclosure below, this Item has not been otherwise modified and does not reflect any information or events occurring after September 14, 2026, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.

Compensatory Arrangements

The information set forth under the heading “Fiscal 2027 Retention Program” in Part III, Item 11. “Executive Compensation” of this Amendment is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names of our executive officers, their respective ages, their positions with the Company and other biographical information as of the date of this Amendment, are set forth below.

Alison E. Lewis President and Chief Executive Officer Age: 59

Alison E. Lewis was appointed President and Chief Executive Officer in December 2025, after serving as Interim President and Chief Executive Officer since May 2025. Ms. Lewis has served as a director since September 2024. Ms. Lewis is a 35-year veteran of the consumer packaged goods industry with extensive leadership experience driving innovation-led growth, brand development, commercial transformation and business performance across global organizations. She served as Chief Growth Officer of Kimberly-Clark Corporation from 2019 to 2024, where she led the company’s growth strategy across its four categories and oversaw marketing, innovation, sales and commercial transformation initiatives. Prior to Kimberly-Clark, Ms. Lewis served as Chief Marketing Officer of Johnson & Johnson Family of Consumer Companies from 2013 to 2019. Before joining Johnson & Johnson, she served as Senior Vice President and Chief Marketing Officer, North America, at The Coca-Cola Company. Ms. Lewis began her career at Kraft General Foods and has held leadership positions in both domestic and international roles at Kraft General Foods, The Coca-Cola Company, Johnson & Johnson and Kimberly-Clark. Her experience spans consumer insight, brand building, innovation, sales, digital commerce, portfolio transformation and large-scale organizational change. Ms. Lewis provides significant expertise in consumer products, growth strategy, commercial execution and leadership through periods of strategic transformation.

Lee A. Boyce Chief Financial Officer Age: 61

Lee A. Boyce has served as our Chief Financial Officer since September 2023. Prior to joining the Company, Mr. Boyce served as Chief Financial Officer of Hearthside Food Solutions LLC, an international contract manufacturer and bakery, from September 2021 to September 2023 with responsibility for the company’s finance, global systems, procurement and legal organizations. Prior to Hearthside, Mr. Boyce served as CFO, Executive Vice-President of WernerCo, an international manufacturer and distributor of climbing products and systems, fall protection equipment, jobsite storage and commercial vehicle storage, from January 2019 to August 2021 with responsibility for the company’s financial and IT organizations. Prior to WernerCo, Mr. Boyce served as CFO, Senior Vice-President of American Hotel Register Company, the largest global supplier to the hospitality industry, from 2015 to January 2019, heading its finance, strategy, analytics, sales operations and IT departments. Prior to that, Mr. Boyce served in various finance roles of increasing responsibility in commercial, strategy, supply chain, and transformation at Mondelēz International / Kraft Heinz from 1995 to 2015, most recently as CFO, Vice-President of Finance, Beverages from 2013 to 2015. Mr. Boyce began his career at Ernst & Young as a Senior Auditor and Management Consultant. Mr. Boyce is a Certified Public Accountant, a Certified Management Accountant and a Chartered Global Management Accountant.

Wolfgang Goldenitsch, PhD President, International Age: 50

Wolfgang Goldenitsch, PhD, has been head of the Company’s International business since January 2019, currently with the title of President, International. He previously served as Chief Executive Officer, Hain Europe from October 2017 to January 2019 and as Head of Grocery and Non-Dairy Operations, Europe from July 2015 to October 2017. Mr. Goldenitsch joined the Company in 2015 upon the Company’s acquisition of Mona Group, a manufacturer of plant-based foods and beverages with facilities in Germany and Austria, where he served as CEO from 2011 to 2015 and as Managing Director from 1999 to 2007. Mr. Goldenitsch served as Managing Director of SENNA Nahrungsmittel GmbH & Co KG, an Austrian producer of food products, from 2007 to 2011.

Kristy M. Meringolo Chief Legal and Corporate Affairs Officer, Corporate Secretary Age: 45

Kristy M. Meringolo has served as head of our Legal Department since April 2018 and as Corporate Secretary since May 2019. She has had the title of Chief Legal and Corporate Affairs Officer and Corporate Secretary since February 2023. She previously held the titles of Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from August 2021 to February 2023; Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from May 2019 to August 2021; Senior Vice President, General Counsel and Chief Compliance Officer from April 2018 to May 2019; and Senior Vice President, Senior Litigation Counsel and Chief Compliance Officer from April 2017 to April 2018. Ms. Meringolo oversees all legal and corporate affairs of the Company, including corporate compliance initiatives, and she serves as the executive sponsor for the Company’s corporate Impact program. Prior to joining the Company, from 2011 to April 2017, Ms. Meringolo worked at Avon Products, Inc. in a series of roles of increasing responsibility, with her most recent role as Vice President, Associate General Counsel, Litigation, Marketing and Intellectual Property where she oversaw legal responsibilities for a variety of matters including litigation, government investigations and providing counsel to the Ethics and Compliance team. Previously, Ms. Meringolo was an attorney at the law firm DLA Piper LLP (US), where she practiced litigation law and advised clients on corporate compliance initiatives.

Board of Directors

The names of the members of our Board of Directors (the “Board”), their respective ages, their positions with the Company and other biographical information as of the date of this Amendment, are set forth below. All directors serve for a term ending at the next annual meeting of stockholders and until a successor is elected and qualified or until his or her earlier resignation. There are no family relationships among any of our directors or executive officers.

Dawn Zier

Dawn Zier has been a director since September 2017 and has been Chair of the Board since November 2022. Ms. Zier was named an Operating Partner in April 2026 and has served as an Executive Mentor since 2020 at The ExCo Group, a global firm of experienced CEOs and global business leaders who bring real-world experiences, leadership development, and coaching to Fortune 500 C-Suites and their teams. Ms. Zier was the President and CEO and a member of the board of directors of the publicly traded company, Nutrisystem, Inc., a leading direct-to-consumer / ecommerce provider of weight loss solutions and services, from November 2012 until its March 2019 acquisition by Tivity Health, Inc. Ms. Zier then continued with Tivity Health, a leading provider of fitness and social engagement solutions, serving as President/COO and a member of its board of directors, to help with the integration efforts through December 2019. Prior to Nutrisystem, she served in a variety of executive positions at Reader’s Digest Association, a global media and data marketing company, including President of International from 2011-2012, President of Europe from 2009-2011, President of Global Consumer Marketing from 2008-2009, and President of North America Consumer Marketing from 2005-2008. Ms. Zier also serves on the board of Prestige Consumer Healthcare Inc., where she chairs the Compensation Committee, and she is also on the board of Acorns. Ms. Zier has previously served on several other public and private company boards where she has chaired Nominating and Governance, Compensation, and Special Committees. She has also served on the boards of multiple marketing and media entities, including the Data and Marketing Association’s (DMA) board from 2008 to 2015, where she was a voting director and on the executive committee. Ms. Zier earned her MBA and Master of Engineering from the Massachusetts Institute of Technology. Additionally, she has received her Corporate Director Certification from Harvard Business School in 2020 and a certificate in Artificial Intelligence: Implications for Business Strategy from MIT Sloan School of Management in 2025. She was recognized as a Director100 by the National Association of Corporate Directors in 2022 and a Director to Watch by Directors & Boards in 2025.

Key Attributes, Experience and Skills:

Ms. Zier is qualified to serve on our Board and as our Chair based on her extensive management leadership experience both domestic and international, her significant consumer product and marketing expertise, including ecommerce, her financial acumen, her M&A experience and her food industry expertise. She also has significant knowledge of sound corporate governance practices. These qualifications and experiences make her a valuable contributor to the Board.

Chair of the Board, Director

Age: 61

Director Since: 2017

Hain Board Committee:

• Nominating and Governance (Chair)

Current Public Company Boards:

• Prestige Consumer Healthcare Inc.
(since May 2020)

Public Company Boards in Past Five Years:

• Spirit Airlines, Inc.
(June 2015 to June 2024)

• Purple Innovation, Inc.
(November 2020 to June 2023)

Neil Campbell

Neil Campbell has been a director since September 2023. Mr. Campbell served as the Managing Director of Warburtons Limited, the largest bakery business and one of the largest individual food or drink brands in the United Kingdom, from 2013 to August 2022. As Managing Director, Mr. Campbell oversaw all operations at Warburtons. Mr. Campbell led Warburtons’ transformation from a breadcentric business to a broader portfolio of bakery products. Prior to joining Warburtons, from 1993 to 2013, Mr. Campbell served in roles of increasing responsibility at PepsiCo, Inc. in North America, the United Kingdom and Benelux, including as President of Tropicana North America from 2008 to 2013 and as General Manager of Walkers Snacks in the United Kingdom from 2005 to 2008. Mr. Campbell began his career at Cadbury Schweppes in the United Kingdom and the United States.

Key Attributes, Experience and Skills:

Mr. Campbell brings to the Board deep branded food industry executive leadership experience at some of the largest food and beverage companies in the world and in important international markets for the Company, including the United Kingdom where Mr. Campbell was born, resides and has spent most of his career. Mr. Campbell served on the Executive Committee at PepsiCo and has overseen all aspects of operations at multiple large, successful food and beverage businesses. He also brings a strong background in marketing, having risen through the marketing ranks at PepsiCo earlier in his career and having created award-winning and long-running advertising campaigns at Warburtons and PepsiCo. Mr. Campbell has spearheaded significant sustainability initiatives at multiple companies, including a pioneering initiative over 15 years ago to display carbon footprint information on the front of product packaging.

Director

Age: 61 Director Since: 2023 Hain Board Committees: • Audit • Nominating and Governance

Celeste A. Clark, Ph.D.

Celeste A. Clark, Ph.D. has been a director since September 2017. Dr. Clark has been the principal of Abraham Clark Consulting, LLC, a consulting firm, since November 2011 and consults on nutrition and health policy, regulatory affairs and leadership development. Dr. Clark is an adjunct professor at Michigan State University where she earned her doctorate in Food Science and was also recently bestowed an honorary doctorate of Humanities for her community engagement work. She previously served as Senior Vice President, Global Policy and External Affairs of Kellogg Company, a food manufacturing company, and was the Chief Sustainability Officer until she retired in 2011. She was a member of the Global Executive Management Team and had an accomplished career spanning nearly 35 years in the food industry. At Kellogg Company, she was responsible for the development and implementation of health, nutrition and regulatory science initiatives globally to ensure consistency in approach and implementation. In addition, she also led global corporate communications, government relations, philanthropy and several administrative functions. Dr. Clark serves as an independent director on boards of public, private and not-for-profit entities. She was recently recognized by the National Association of Corporate Directors as a Directorship 100 honoree, BoardProspects as one of “100 Black Board Members Making a Difference,” Savoy Magazine as one of the Most Influential Black Corporate Directors, and Women Inc. as one of the most influential female directors.

Key Attributes, Experience and Skills:

Dr. Clark brings significant industry experience in various nutrition, consumer products, public policy, risk management and governance matters to our Board. She also brings extensive experience on sustainability and impact matters to the Board and serves as a key resource for our Impact team. Dr. Clark has served on a number of public company boards, which have provided her with a broad understanding of the governance, operational, financial and strategic issues facing public companies.

Director

Age: 73

Director Since: 2017

Hain Board Committees:

• Compensation (Chair)

• Nominating and Governance

Current Public Company Boards:

• Darling Ingredients Inc.
(since October 2021)

• Prestige Consumer Healthcare Inc.
(since February 2021)

Public Company Boards in Past Five Years:

• Wells Fargo & Company
(January 2018 to April 2026)

Patricia Ferrari

Patricia Ferrari has been a director since October 2026. Ms. Ferrari has served as an independent director for both public and private companies since 2023. Previously, she was a Managing Director at MBIA Inc. Prior to this, she practiced law for 22 years and served as one of the founding partners of the New York office of King & Spalding. Ms. Ferrari currently serves as an independent director for Panolam Holdings, a manufacturer and retailer of integrated surface products and resins; Outpatient Imaging Affiliates, a provider of outpatient diagnostic imaging services in partnership with hospitals and other healthcare providers; QualDerm Partners, which supports 158 practices across 17 states delivering dermatology, skin cancer care, cosmetics, plastic surgery, and pathology services; and CityBridge, the NYC-based consortium that owns and operates the city-wide public WiFi and digital services provider. Ms. Ferrari holds a JD from Vanderbilt University School of Law and earned her undergraduate degree from Southern Illinois University.

Key Attributes, Experience and Skills:

Ms. Ferrari has served as an independent director for both public and private companies since 2023. Ms. Ferrari also served as a senior executive at MBIA Inc., a NYSE listed company. Ms. Ferrari is a lawyer and practiced law in the finance discipline for 22 years.

Director

Age: 67

Director Since: 2026

Hain Board Committees:

• Compensation

• Strategy (Chair)

Public Company Boards in Past
Five Years:

• Luminar Technologies, Inc.
(November 2025 to April 2026)

• Talis Biomedical Corporation
(July 2024 to April 2025)

• Cano Health, Inc.
(December 2023 to June 2024)

Alison E. Lewis

A description of Ms. Lewis’ background and business experience is provided above under “Executive Officers.”

Key Attributes, Experience and Skills:
Ms. Lewis brings extensive experience in marketing, brand building, commercial excellence and executive leadership to the Board. Ms. Lewis served as Chief Growth Officer of Kimberly-Clark Corporation where she drove commercial transformation in how the company innovates, markets and sells while ensuring the shift to digital first marketing and sales models. Ms. Lewis had previously been responsible for driving growth and commercial leadership for Johnson & Johnson consumer brands in over 140 countries. With more than 35 years of experience at a number of the world’s largest consumer goods companies, she brings deep industry expertise and a global lens to the Board.

President and Chief Executive Officer and Director

Age: 59 Director Since: 2024

Richard J. Shinder

Richard J. Shinder has been a director since October 2026. Mr. Shinder is a Co-Founder and Partner at Ensis Partners, a New York-based boutique investment banking firm focused on debt advisory and financing transactions. Prior to co-founding Ensis Partners in early 2026, Mr. Shinder was the Managing Partner of Theatine Partners, a financial consulting and fiduciary services firm he formed in 2020. Previously, he was a Group Head at Piper Jaffray & Co. Prior to Piper, he was a Managing Director with TPG Capital. From 2009 to 2014, he was a partner at investment banking firm Perella Weinberg Partners, and before Perella was at Goldman Sachs. Earlier in his career he worked in the merchant banking and investing businesses of Merrill Lynch & Co. and Avenue Capital, respectively, and was also a Managing Director at Blackstone. He started his career with Lehman Brothers in New York. He has served as both an independent director as well as an interested (designee) director for approximately two dozen private companies, as well as on several philanthropic boards. He has been a member of the Board of Regents of Gonzaga University for the past 23 years, also sitting on the University’s Endowment Investment Committee and its SBA Executive Council. He is also a member of the leadership committee of Catholic Renewal, a philanthropic industry body affiliated with Catholic Charities of New York. Mr. Shinder earned an MBA with distinction from the Wharton School of the University of Pennsylvania, and graduated summa cum laude with a BBA from Gonzaga University.

Key Attributes, Experience and Skills:

Mr. Shinder brings over 30 years of experience in corporate finance, investment banking and capital markets, including senior roles at The Blackstone Group, Goldman Sachs, and Perella Weinberg Partners, among others. He also brings extensive experience as an independent director of companies in consumer-facing industries. This background provides valuable perspective on capital structure, risk oversight and corporate governance.

Director

Age: 59 Director Since: 2026 Hain Board Committees: • Audit • Strategy

Michael B. Sims

Michael B. Sims has been a director since October 2019. Mr. Sims served as Executive Vice President and Chief Financial Officer of Trugreen, a residential and commercial lawn care company, from February 2019 until his retirement in February 2023. In this role, Mr. Sims was responsible for driving sustainable revenue and EBITDA growth through leadership of finance and supply chain management. Prior to joining Trugreen, Mr. Sims served as Senior Vice President, Chief Financial Officer and Treasurer of AdvancePierre Foods Holdings, Inc., a producer and distributor of proteins and ready-to-eat sandwiches, from 2012 until its acquisition by Tyson Foods, Inc., in 2017. In this role, Mr. Sims was responsible for the company’s growth-driven, margin-expansion strategy. Prior to joining AdvancePierre Foods, Mr. Sims served in roles of increasing responsibility at Chiquita Brands International Inc., a leading international marketer and distributor of bananas, pineapples and packaged salads, from 1988 to 2012, most recently serving as the company’s Senior Vice President and Chief Financial Officer from 2009 to 2012, and developed expertise in global financial operations, planning and analysis, investor relations and capital markets. Prior to that, Mr. Sims held various positions with Arthur Young & Company (n/k/a Ernst & Young LLP). Mr. Sims has also served as a director for Winland Foods, Inc., a privately held global manufacturer of private label and branded foods for retail and co-pack customers in the meal preparation category, since April 2023 and as a director for Mission Produce, Inc., a world leader in sourcing, producing, and distributing fresh Hass avocados with additional offerings in mangos and blueberries, since May 2025.

Key Attributes, Experience and Skills:

Mr. Sims brings a broad understanding of the food industry and significant financial expertise to the Board, including through his experience as CFO of multiple consumer-facing businesses. The Board also values Mr. Sims’ significant transactional experience, including with respect to acquisitions and divestitures.

Director

Age: 67 Director Since: 2019 Hain Board Committees: • Audit (Chair) • Compensation • Strategy Current Public Company Boards: • Mission Produce, Inc. (since May 2025)

Audit Committee

The Board has a standing Audit Committee comprised of independent directors, as defined by applicable SEC rules and the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”) applicable to Board and committee service. The Audit Committee’s primary purpose is to assist the Board’s oversight of (1) the integrity of the Company’s financial statements and financial statement audits, (2) the independent auditor’s qualifications, independence, and performance, (3) the performance of the Company’s internal controls and procedures and its internal audit function, (4) the Company’s compliance with legal and regulatory requirements and (5) the Company’s information technology security program. In fulfilling its purpose, the Audit Committee’s principal duties include appointing, retaining and terminating our independent auditor, overseeing the work of and evaluating the independence of the independent auditor, reviewing with the independent auditor their reports as well as oversight responsibilities with respect to our financial statements, disclosure practices, accounting policies and procedures.

During fiscal year 2026, our Audit Committee was composed of Neil Campbell, Michael B. Sims and Carlyn R. Taylor, with Mr. Sims acting as Chair. In October 2026, Ms. Taylor resigned from the Board and the Audit Committee, and Richard J. Shinder was appointed to the Board and the Audit Committee. Accordingly, the Audit Committee is currently composed of Neil Campbell, Michael B. Sims and Richard J. Shinder, with Mr. Sims acting as Chair.

The Board has determined that each member of the Audit Committee during fiscal year 2026 and each current member of the Audit Committee (1) was and is “independent” as defined by applicable SEC rules and the listing rules of Nasdaq applicable to Board and committee service, (2) has not participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years and (3) is able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. In addition, with respect to the members of the Audit Committee during fiscal year 2026, the Board determined that each of Mr. Sims and Ms. Taylor was an “audit committee financial expert” as defined by applicable SEC rules. With respect to the current members of the Audit Committee, the Board determined that each of Messrs. Shinder and Sims is an “audit committee financial expert” as defined by applicable SEC rules. Audit Committee members are not permitted to serve on the audit committees of more than two other public companies. During fiscal year 2026, the Audit Committee held nine meetings.

Global Code of Conduct

We have adopted a Global Code of Conduct that constitutes a “code of ethics” as defined in the regulations of the SEC. The Global Code of Conduct applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Global Code of Conduct is available on our website at hain.com under Investors — Corporate Governance or by writing to Investor Relations, The Hain Celestial Group, Inc., 221 River Street, 12th Floor, Hoboken, New Jersey 07030 (free of charge). If the Company ever were to amend or waive any provision of its Global Code of Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K. The information on our website is not, and shall not be deemed to be, a part of our Annual Report on Form 10-K or this Amendment or incorporated into any of our other filings made with the SEC.

Insider Trading Arrangements and Policies

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by our directors, officers and employees, and the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to the Original Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by us to Alison E. Lewis, Lee A. Boyce and Wolfgang Goldenitsch (our “named executive officers” or “NEOs”) for services rendered during the last two fiscal years.

Name and Principal Position	Fiscal Year[1]	Salary[2] ($)	Stock Awards[3,4] ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation[5] ($)	Total ($)

Alison E. Lewis	2026	1,011,539	1,416,750	188,417	12,052	2,628,758
President and Chief Executive Officer	2025	175,385	900,000	—	240,445	1,315,830
Lee A. Boyce	2026	587,082	525,068	179,081	24,668	1,315,899
Chief Financial Officer	2025	574,150	1,154,035	—	13,544	1,741,729
Wolfgang Goldenitsch*	2026	534,839	334,136	144,384	66,442	1,079,801
President, International	2025	498,938	734,386	—	61,983	1,295,307

* Mr. Goldenitsch is employed by an Austrian subsidiary of the Company. The amounts shown in the Salary and All Other Compensation columns for Mr. Goldenitsch have been converted from euros to U.S. dollars using the average daily closing euro to U.S. dollar exchange rate during the applicable fiscal year, as reported by The Wall Street Journal. The average daily closing rate during fiscal year 2026 was 1 euro equals 1.1665 U.S. dollars, and the average daily closing rate during fiscal year 2025 was 1 euro equals 1.0882 U.S. dollars. The amount shown in the Non-Equity Incentive Plan Compensation column for Mr. Goldenitsch for fiscal year 2026 has been converted from euros to U.S. dollars using the closing euro to U.S. dollar exchange rate on June 30, 2026, as reported by The Wall Street Journal, which was 1 euro equals 1.1422 U.S. dollars.

1.
The Company’s fiscal year is July 1 to June 30, and we refer to fiscal years by the year in which they end. Fiscal year 2026 began July 1, 2025 and ended June 30, 2026.
2.
The amounts shown in the Salary column may not precisely match an NEO’s base salary rate that was in effect for a fiscal year due to payroll timing and/or increases to the base salary rate that became effective during the fiscal year.
3.
The amounts shown in the Stock Awards column represent the aggregate grant date fair value of the stock awards granted during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718. The assumptions used by the Company in calculating these amounts are included in Note 2 (under the heading “Stock-Based Compensation”) and Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
4.
Assuming the highest level of performance would be achieved under the performance-based performance share units (“PSUs”) granted in fiscal year 2026, the aggregate value of such PSUs would be as follows, based on PSUs paying out at maximum and valued using the closing market price of the Company’s common stock on the date of grant: Alison E. Lewis ($1,755,000), Lee A. Boyce ($273,778) and Wolfgang Goldenitsch ($174,225).
5.
The amounts shown in the All Other Compensation column for fiscal year 2026 consist of the following items for each NEO:

Name	401(k) Plan Match[a] ($)	Life and Other Insurance Premiums[b] ($)	Pension and Accident Insurance ($)	Company- Provided Car[c] ($)	Other[d] ($)

Alison E. Lewis	10,708	1,344	—	—	—
Lee A. Boyce	23,324	1,344	—	—	—
Wolfgang Goldenitsch[e]	—	—	54,257	11,758	427

a.
The Company’s 401(k) plan employer matching contributions were formerly made annually based upon employee contributions made in a calendar year. Effective in January 2026, the frequency of employer matching contributions was changed to biweekly, corresponding to the Company’s payroll periods. The amounts provided for each of the NEOs for fiscal year 2026 represent (1) a matching contribution by the Company for the full calendar year 2025 made during fiscal year 2026, and (2) biweekly matching contributions during the period January 2026 to June 2026.
b.
Represents amounts paid by the Company on behalf of the NEOs for life, accidental death and dismemberment and long-term disability insurance.
c.
We calculated the cost to us for the Company-provided car based on the depreciation expense and the operating costs, such as fuel and maintenance.
d.
Represents Company-paid home internet service.
e.
Mr. Goldenitsch is employed by an Austrian subsidiary of the Company and receives benefits that are customary for an executive in Austria. The amounts shown in this table for Mr. Goldenitsch have been converted from euros to U.S. dollars using the average daily closing euro to U.S. dollar exchange rate during our fiscal year 2026, as reported by The Wall Street Journal. The average daily closing rate during fiscal year 2026 was 1 euro equals 1.1665 U.S. dollars.

Narrative to the Summary Compensation Table

Overview

The compensation of our NEOs has historically consisted of three principal elements: (i) base salary, (ii) non-equity incentive plan cash compensation under our Annual Incentive Plan (“AIP”) and (iii) long-term equity incentives. Our executive compensation structure is designed to attract, recruit and retain executives critical to our near- and long-term success and to align executive compensation with strategic and financial performance and stockholder value creation.

Our NEOs receive limited perquisites and are eligible to participate in employee benefit programs on the same basis as employees in their respective jurisdictions, including health and welfare benefits and, for U.S.-based NEOs, a 401(k) retirement savings plan.

Base Salary

The Compensation Committee and our Chief Executive Officer review NEO base salaries annually, except that the Compensation Committee reviews and determines the Chief Executive Officer’s salary without her participation. The Compensation Committee may adjust base salaries based on market salary levels, including those of companies in our peer group, individual performance, changes in responsibilities and overall Company performance. Base salaries compensate our NEOs for their day-to-day services and help us attract, recruit and retain qualified executives to implement our strategy and support the Company’s transformation. In establishing base salaries, we consider each NEO’s experience, skills, knowledge, past performance and responsibilities.

Ms. Lewis was appointed Interim President and Chief Executive Officer effective May 7, 2025, with a monthly base salary of $100,000. Effective December 15, 2025, she was appointed President and Chief Executive Officer with an annual base salary of $850,000. The amount reported in the “Salary” column of the Summary Compensation Table for fiscal 2026 reflects salary earned at the applicable rates during the respective portions of the fiscal year.

Annual Incentive Plan

The Compensation Committee administers the AIP pursuant to the Company’s Amended and Restated Executive Incentive Plan. The AIP rewards performance against key financial and strategic objectives. For fiscal 2026, adjusted EBITDA and organic net sales each represented 40% of the payout opportunity, and days of inventory outstanding and innovation rates collectively represented the remaining 20%. For this purpose, organic net sales means net sales adjusted to exclude the effects of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories. Each NEO had an opportunity to earn an award ranging from 0% to 150% of target, based on Company performance against these measures and an individual performance modifier determined by the Compensation Committee. Although the Company measured performance by regional business unit, each NEO’s award was based on consolidated Company performance. For fiscal 2026, the target AIP award for Ms. Lewis, Mr. Boyce and Mr. Goldenitsch was $495,833, $471,264 and €332,654, respectively. Ms. Lewis’ target AIP award amount reflected a prorated amount for the portion of fiscal 2026 beginning in December 2025, the effective date of her appointment as President and Chief Executive Officer.

Following the end of fiscal 2026, the Compensation Committee reviewed performance against each financial and strategic measure and the resulting payout percentages for the regional business units and the Company on a consolidated basis. Before the exercise of negative discretion, consolidated Company performance resulted in a calculated payout of 48% of target. The Compensation Committee exercised negative discretion across the Company, with the degree of reduction reflecting the relative quality of earnings in each business. In determining the reductions, the Committee applied an EBITDA quality-of-earnings adjustment factor tied to the percentage of planned EBITDA achieved. For the NEOs, this reduced the consolidated Company performance payout from 48% to 38% of target, a reduction of 10 percentage points. The Committee made no individual performance adjustment for Ms. Lewis and, following consultation with Ms. Lewis, made no individual performance adjustment for Messrs. Boyce and Goldenitsch. Accordingly, the amounts reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table reflect a payout of 38% of each NEO’s applicable target AIP award.

Long Term Equity Incentive Program (Stock Awards)

The amounts reported in the “Stock Awards” column of the Summary Compensation Table represent the aggregate grant-date fair value of stock awards granted during the applicable fiscal year, computed in accordance with FASB ASC Topic 718. These amounts reflect the accounting value of the awards at grant and do not necessarily reflect the amounts, if any, that the NEOs will ultimately realize.

CEO Appointment Awards

On December 15, 2025, in connection with her appointment as President and Chief Executive Officer, Ms. Lewis received 1,500,000 PSUs and 650,000 time-based restricted share units (“RSUs”). These awards constitute her entire long-term incentive opportunity for fiscal years 2026 through 2028, and she will next be eligible for regular annual long-term incentive awards in fiscal 2029. Accordingly, the fiscal 2026 amount reported for these awards reflects the full grant-date fair value of a long-term incentive opportunity covering three fiscal years, rather than a single year’s annual award.

Ms. Lewis’s PSUs are divided into four tranches of 375,000 units each, which are earned if the 30-trading-day average price of the Company’s common stock reaches at least $3.00, $5.00, $7.00 or $9.00, respectively, before the third anniversary of December 15, 2025, the effective date of her appointment as President and Chief Executive Officer, subject to her continued employment. Her RSUs vest in equal installments on the first three anniversaries of that date. In May 2025, Ms. Lewis received 620,689 time-based RSUs in connection with the commencement of her interim President and Chief Executive Officer service. The May 2025 RSUs were scheduled to vest on the first anniversary of the start of her interim service. Upon her appointment as President and Chief Executive Officer in December 2025, 377,515 of those RSUs vested on a prorated basis, and the remaining 243,174 RSUs were forfeited.

2026-2028 LTIP

Under the 2026–2028 Long-Term Incentive Program (“LTIP”), the Committee approved awards to Mr. Boyce and Mr. Goldenitsch with target award values of $1,100,000 and $700,000, respectively. Each award was allocated 50% to RSUs and 50% to PSUs. The number of units granted was determined using a floor price of $2.25 per share, resulting in fewer units than would have been granted using the Company’s stock trading price. These target award values were used to determine the number of units granted and are distinct from the grant-date fair values reported in the Summary Compensation Table.

The RSUs granted under the 2026–2028 Long-Term Incentive Program vest in one-third installments on each of the first three anniversaries of the grant date, subject to continued employment.

The PSUs granted under the 2026–2028 Long-Term Incentive Program are subject to three performance measures. For each performance measure, payouts between threshold and target are determined by straight-line interpolation, and the maximum payout is 100% of target.

•
Relative Total Shareholder Return (“TSR”) PSUs represent 40% of the target PSU award and are earned based on the Company’s total shareholder return relative to small- and mid-cap companies in the S&P Food & Beverage index. The payout is 50% of target for performance at the 30th percentile and 100% of target for performance at the 60th percentile, with no payout for performance below the 30th percentile. “Total shareholder return” means a company’s TSR during the performance period from December 13, 2025 through December 12, 2028, which is calculated as (i) the Company’s average closing share price over the final 20 trading days of such performance period minus the Company’s closing share price on the day prior to the start of such performance period, plus reinvested dividends, divided by (ii) the Company’s closing share price on the day prior to the start of such performance period.
•
Adjusted EBITDA Margin PSUs represent 40% of the target PSU award and are earned based on the Company’s adjusted EBITDA margin. The payout is 50% of target at a 9.00% margin and 100% of target at a 10.00% margin, with no payout for performance below 9.00%. “Adjusted EBITDA margin” means the net income (loss) before net interest expense, income taxes, depreciation and amortization, adjusted to exclude the impact of non-GAAP adjustments and calculated as a percentage of net sales, each as reported by the Company for the performance period of the Company’s fiscal year ending June 30, 2028.

•
Unlevered Free Cash Flow PSUs represent 20% of the target PSU award and are earned based on cumulative unlevered free cash flow. The payout is 50% of target at $331 million and 100% of target at $367 million, with no payout for performance below $331 million. “Unlevered free cash flow” means the aggregate net cash provided by operating activities minus purchases of property, plant and equipment, plus interest expense, net, plus cash paid for income taxes, net of refunds, in each case as reported by the Company during the performance period of the Company’s fiscal years 2026, 2027 and 2028.

In fiscal year 2026, Mr. Boyce received 244,445 RSUs and 244,445 target PSUs, consisting of 97,778 Relative TSR PSUs, 97,778 Adjusted EBITDA Margin PSUs and 48,889 Unlevered Free Cash Flow PSUs. Mr. Goldenitsch received 155,556 RSUs and 155,558 target PSUs, consisting of 62,223 Relative TSR PSUs, 62,223 Adjusted EBITDA Margin PSUs and 31,112 Unlevered Free Cash Flow PSUs.

Earned PSUs vest on the third anniversary of the grant date, subject to the NEO’s continued employment through that date. If the NEO’s employment terminates earlier due to death or disability, a prorated portion of the earned PSUs vests. If the NEO’s employment is terminated without cause on or after a change in control, all earned PSUs vest. In each of these circumstances, performance is measured over a shortened performance period. If employment terminates before the third anniversary for any other reason, the PSUs are forfeited.

No Vesting of Performance Shares Under 2024-2026 LTIP

The performance period for the 2024-2026 LTIP will end on October 25, 2026, and the program consisted of a mix of (1) time-vested RSUs, (2) PSUs based on relative TSR versus the S&P Food & Beverage Select Industry Index over a three-year performance period, and (3) PSUs based on the Company’s absolute compound TSR over a three-year performance period. For both types of PSUs, payouts could have ranged from 0% to 200% of the target number of PSUs, with attainment of the threshold goal resulting in a payout of 50% of the target number of PSUs. Threshold and target goals for the PSUs based on relative TSR were 30thpercentile and 51st percentile, respectively. Threshold and target goals for the PSUs based on absolute TSR were 7.00% and 11.00%, respectively.

Based on actual performance during the respective three-year performance periods, no PSUs will vest under the 2024-2026 LTIP.

Other Compensation Elements – Benefits

Our U.S.-based NEOs are eligible for the same level and offering of benefits that we make available to other employees, including our 401(k) plan, health care, dental and vision plans, life insurance plans and other employee benefit programs. We do not have any defined benefit pension plans or executive supplemental retirement programs in the United States.

Mr. Goldenitsch is employed by an Austrian subsidiary of the Company and receives benefits that are customary for a senior executive in Austria. These include Company-paid pension insurance and accident insurance, a Company-provided car and Company-paid internet service at home. The cost of each is reported in Footnote 5 to the Summary Compensation Table.

Severance and Change-in-Control Arrangements

The Compensation Committee believes that severance and change-in-control benefits are important for attracting and retaining executive talent, helping to ensure that NEOs can remain focused during periods of uncertainty and neutralizing the potential conflict of our key executives when faced with a potential change in control. Our form of change-in-control agreement for all NEOs includes market-typical provisions.

Severance

Ms. Lewis – If the Company terminates Ms. Lewis’s employment without “cause” or Ms. Lewis resigns for “good reason”, under the terms of her offer letter, Ms. Lewis will be entitled to (a) the sum of her (i) base salary and (ii) target annual incentive opportunity and (b) payment or reimbursement for continued medical, dental and vision coverage pursuant to COBRA until the earlier of (i) 12 months following the date of Ms. Lewis’s termination or resignation and (ii) the date she is eligible for coverage under a subsequent employer’s group health plan.

Mr. Boyce – If the Company terminates Mr. Boyce’s employment without “cause”, under the terms of his offer letter, Mr. Boyce will be entitled to (a) the sum of his (i) base salary and (ii) target annual incentive opportunity and (b) payment or reimbursement for continued medical, dental and vision coverage pursuant to COBRA until 12 months following the date of Mr. Boyce’s termination.

Mr. Goldenitsch – If the Company terminates Mr. Goldenitsch’s employment without “cause”, he will be entitled to (a) the sum of his (i) base salary and (ii) target annual incentive opportunity.

Change in Control

Furthermore, each NEO has in place a Change in Control (“CIC”) Agreement, providing for severance benefits in the event he or she is terminated without “cause” or resigns for “good reason” in connection with a change in control of the Company. The CIC Agreement generally provides for severance benefits equal to two times the sum of (i) base salary and (ii) target annual incentive opportunity.

Severance payments and payments pursuant to the CIC Agreement are subject to the execution and non-revocation of a separation agreement and release of claims in favor of the Company.

Fiscal 2027 Retention Program

As previously disclosed on May 7, 2025, the Company announced that the Board had initiated a comprehensive review of the Company’s portfolio, considering a broad range of strategic options to enhance shareholder value. As previously disclosed, on September 12, 2026, the Company, for itself and through certain of its wholly-owned subsidiaries (collectively, the “Sellers”), entered into a Share Purchase Agreement with entities (the “Purchasers”) affiliated with global private equity firm AURELIUS, pursuant to which, subject to the terms and conditions set forth therein, the Purchasers agreed to acquire from the Sellers (the “International Business Transaction”) the entities that operate the Company’s International business in the United Kingdom, Ireland and Europe.

On October 19, 2026, the Compensation Committee and Strategy Committee of the Board approved a cash-based Leadership Retention Program (the “Retention Program”) intended to induce certain executive officers (including named executive officers Alison Lewis and Lee Boyce) and other key employees of the Company and its affiliates to continue their employment during the pendency of the Company’s strategic review process and the International Business Transaction. The Retention Program provides for one-time cash retention payments (the “Retention Payments”) to the named executive officers, subject to the terms of the corresponding letter agreements, which are being paid on or around October 23, 2026. In consideration of their receipt of the Retention Payments, the named executive officers agreed to forfeit their rights to receive payments in respect of any strategic success bonus, outstanding retention awards and fiscal year 2027 annual bonus that would otherwise be payable to them, and the Retention Payments are subject to clawback of the after-tax amount if the participant resigns without good reason or is terminated for cause before the earliest to occur of (i) 15 months following the grant date, (ii) 30 days following a change in control and (iii) 30 days following the Company’s emergence from a Chapter 11 proceeding.

The individual amounts of the Retention Payments paid to our named executive officers were $2,800,000 for Ms. Lewis and $1,500,000 for Mr. Boyce.

In addition to the Retention Payments described above, the Retention Program included awards with different payment terms and conditions (and different terms regarding rights with respect to existing awards) for other key employees of the Company.

Outstanding Equity Awards at Fiscal Year 2026 Year End

The following table lists all outstanding equity awards held by the NEOs at June 30, 2026.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested[1] ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested[1] ($)

Alison E. Lewis	12/15/2025	650,000	[2]	364,000
	12/15/2025				375,000	[3]	210,000
Lee A. Boyce	10/25/2023	16,182	[4]	9,062
	10/25/2023				16,182	[5]	9,062
	10/25/2023				8,091	[6]	4,531
	10/28/2024	63,702	[7]	35,673
	10/28/2024				12,741	[8]	7,135
	10/28/2024				12,741	[9]	7,135
	10/28/2024				6,371	[10]	3,568
	12/12/2025	244,445	[11]	136,889
	12/12/2025				48,889	[12]	27,378
	12/12/2025				48,889	[13]	27,378
	12/12/2025				24,445	[14]	13,689
Wolfgang Goldenitsch	10/25/2023	9,709	[4]	5,437
	10/25/2023				9,709	[5]	5,437
	10/25/2023				4,855	[6]	2,719
	10/28/2024	27,026	[7]	15,135
	10/28/2024				8,108	[8]	4,540
	10/28/2024				8,108	[9]	4,540
	10/28/2024				4,054	[10]	2,270
	12/12/2025	155,556	[11]	87,111
	12/12/2025				31,112	[12]	17,423
	12/12/2025				31,112	[13]	17,423
	12/12/2025				15,556	[14]	8,711

1.
The market value is based on the closing price of the Company’s common stock on June 30, 2026, which was $0.56 per share.
2.
RSUs awarded in connection with Ms. Lewis’ appointment as President and Chief Executive Officer that vest in three (3) equal annual installments on each of December 15, 2026, 2027 and 2028.
3.
PSUs awarded in connection with Ms. Lewis’ appointment as President and Chief Executive Officer divided into four tranches of 375,000 units each, which are earned if the 30-trading-day average price of the Company’s common stock reaches at least $3.00, $5.00, $7.00 or $9.00, respectively, before the third anniversary of December 15, 2025. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award.
4.
RSUs awarded as part of the 2024-2026 LTIP that vest in three (3) equal annual installments, with the first and second installments having vested on October 25, 2024 and 2025, and the remaining installment scheduled to vest on October 25, 2026.
5.
PSUs awarded as part of the 2024-2026 LTIP based on relative TSR. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 200% of the target number of shares.
6.
PSUs awarded as part of the 2024-2026 LTIP based on absolute TSR. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 200% of the target number of shares.
7.
RSUs awarded as part of the 2025-2027 LTIP that vest in three (3) equal annual installments on each of October 28, 2025, 2026 and 2027.
8.
PSUs awarded as part of the 2025-2027 LTIP based on relative TSR. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 150% of the target number of shares.
9.
PSUs awarded as part of the 2025-2027 LTIP based on adjusted EBITDA margin. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 150% of the target number of shares.
10.
PSUs awarded as part of the 2025-2027 LTIP based on unlevered free cash flow. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 150% of the target number of shares.
11.
RSUs awarded as part of the 2026-2028 LTIP that vest in three (3) equal annual installments on each of December 12, 2026, 2027 and 2028.

12.
PSUs awarded as part of the 2026-2028 LTIP based on relative TSR. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 100% of the target number of shares.
13.
PSUs awarded as part of the 2026-2028 LTIP based on adjusted EBITDA margin. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 100% of the target number of shares.
14.
PSUs awarded as part of the 2026-2028 LTIP based on unlevered free cash flow. In accordance with SEC rules, the amount listed represents the threshold number of shares that may be earned under the award, which is 50% of the target number of shares. Total shares earned under the PSUs will range from 0% to 100% of the target number of shares.

Compensation of Directors

Each year, the Compensation Committee and our Board review and determine compensation for our non-employee directors with the assistance of the Compensation Committee’s independent compensation consultant. Annual non-employee director compensation generally covers the period of service between annual meetings of stockholders. With respect to the annual period commencing with our 2025 annual meeting of stockholders, the Compensation Committee recommended, and the Board approved, the following compensation program for non-employee directors.

Compensation Component*	Amount ($)

Annual base retainer for all non-employee directors	75,000
Additional annual fee for Chair of the Board	100,000
Additional annual fee for Chairs of Audit Committee and Strategy Committee	20,000
Additional annual fee for Chair of Compensation Committee	17,500
Additional annual fee for Chair of Nominating and Governance Committee	15,000
Additional annual fee for non-Chair committee members	5,000
Annual base restricted share unit award for all non-employee directors	148,000

* The Strategy Committee was reconstituted in August 2025. At that time, the Compensation Committee recommended, and the Board approved, an additional annual fee for the Chair of the Strategy Committee of $20,000 and an additional annual fee for non-Chair members of the Strategy Committee of $5,000, in each case prorated for periods less than a full annual compensation cycle.

Fiscal Year 2026 Director Compensation

The following table sets forth the compensation paid by us to our non-employee directors during the fiscal year ended June 30, 2026.

Name[1]	Fees Earned or Paid in Cash[2] ($)	Stock Awards[3,4] ($)	Total ($)

Dawn Zier	166,500	148,000	314,500
Neil Campbell	76,500	148,000	224,500
Celeste A. Clark	84,000	148,000	232,000
Shervin J. Korangy	85,250	148,000	233,250
Michael B. Sims	91,500	148,000	239,500
Carlyn R. Taylor	81,500	148,000	229,500

1.
Directors who are also employees of the Company receive no additional compensation for their service on our Board. Accordingly, Alison E. Lewis, our President and CEO, did not receive any compensation under the Company’s compensation program for non-employee directors in fiscal year 2026. Compensation paid to Ms. Lewis in connection with her employment is set forth in the Summary Compensation Table above.
2.
Cash fees are paid quarterly in February, May, August and November. The amounts shown in the Fees Earned or Paid in Cash column may not precisely match a director’s most recent annual cash fee rate due to the timing of the payment cycle for director compensation in relation to our fiscal year.
3.
The amounts shown in the Stock Awards column represent the grant date fair value of stock awards granted during the fiscal year, calculated in accordance with FASB ASC Topic 718. The assumptions used by the Company in calculating these amounts are included in Note 2 (under the heading “Stock-Based Compensation”) and Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
4.
The total number of shares underlying outstanding stock awards for each non-employee director as of June 30, 2026 was as follows: Neil Campbell (114,729 shares), Celeste A. Clark (114,729 shares), Shervin J. Korangy (114,729 shares), Michael B. Sims (114,729 shares), Carlyn R. Taylor (114,729 shares), and Dawn Zier (114,729 shares). All such awards are restricted share units that are scheduled to vest on October 30, 2026.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options, SARs, or similar option-like instruments to our named executive officers or other employees or service providers. If in the future we anticipate granting stock options, SARs, or similar option-like instruments, we will establish a policy regarding how the Board determines when to grant such awards and how the Board or Compensation Committee will take material nonpublic information into account when determining the timing and terms of such awards. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of our common stock for (1) each of our current directors, (2) each of our NEOs, (3) all of our current directors and current executive officers as a group (i.e., including executive officers who are not NEOs) and (4) the persons we know to beneficially own more than five percent of the outstanding shares of our common stock. Ownership is as of October 20, 2026 except as otherwise stated in the footnotes. Percentage ownership is based on 91,002,269 shares of common stock outstanding as of October 20, 2026. Except as otherwise stated in the footnotes, the persons identified have sole voting and investment power with respect to the shares set forth opposite their names.

Unless otherwise noted, the address of each beneficial owner is c/o The Hain Celestial Group, Inc., 221 River Street, 12th Floor, Hoboken, New Jersey 07030.

Name	Number of Shares	Percentage of Common Stock

Directors and NEOs
Dawn Zier[1]	402,958	*
Neil Campbell[2]	240,298	*
Celeste A. Clark[3]	285,721	*
Patricia Ferrari	—	—
Alison E. Lewis[4]	596,089	*
Richard J. Shinder	—	—
Michael B. Sims[5]	415,484	*
Lee A. Boyce[6]	169,523	*
Wolfgang Goldenitsch[7]	147,839	*
All current directors and current executive officers as a group (10 persons)	2,427,139	2.65%
5% Holders
CastleKnight Master Fund LP and related persons[8]	8,995,345	9.88%
Nantahala Capital Management, LLC and related persons[9]	8,528,789	9.37%
The Goldman Sachs Group, Inc. and related entity[10]	5,225,157	5.74%
AQR Capital Management, LLC and related entity[11]	4,867,461	5.35%

* Indicates less than 1%.

1.
Ms. Zier holds 288,229 shares outright and 114,729 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days.
2.
Mr. Campbell holds 125,569 shares outright and 114,729 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days.
3.
Dr. Clark holds 87,992 shares outright, 83,000 shares indirectly through the Clesteen A. Clark Trust, and 114,729 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days.
4.
Ms. Lewis holds 304,528 shares outright, 74,895 shares indirectly through an individual retirement account and 216,666 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days. Under SEC rules, Ms. Lewis’ other outstanding equity awards are not included in this table because they are not scheduled to vest within 60 days.
5.
Mr. Sims holds 300,755 shares outright and 114,729 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days.
6.
Mr. Boyce holds 50,626 shares outright and 118,897 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days. Under SEC rules, Mr. Boyce’s other outstanding equity awards are not included in this table because they are not scheduled to vest within 60 days.
7.
Mr. Goldenitsch holds 72,765 shares outright and 75,074 RSUs that are included in this table under SEC rules because they are scheduled to vest within 60 days. Under SEC rules, Mr. Goldenitsch’s other outstanding equity awards are not included in this table because they are not scheduled to vest within 60 days.
8.
This information is based on a Schedule 13G/A filed with the SEC on August 14, 2026 by CastleKnight Master Fund LP, setting forth information as of June 30, 2026. The Schedule 13G/A states that CastleKnight Master Fund LP, CastleKnight Fund GP LLC, CastleKnight Management LP, CastleKnight Management GP LLC, Weitman Capital LLC and Aaron Weitman have sole voting power with respect to 0 shares, shared voting power with respect to 8,995,345 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 8,995,345 shares. The address of CastleKnight Master Fund LP is Maples Corporate Services Limited P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. The address of each of CastleKnight Fund GP LLC, CastleKnight Management LP and CastleKnight Management GP LLC is 888 Seventh Avenue, 24th Floor, New York, New York 10019. The address of Weitman Capital LLC is c/o Aaron Weitman, c/o CastleKnight Management LP, 888 Seventh Avenue, 24th Floor, New York, New York 10019. The address for Aaron Weitman is c/o CastleKnight Management LP, 888 Seventh Avenue, 24th Floor, New York, New York 10019.

9.
This information is based on a Schedule 13G/A filed with the SEC on May 15, 2026 by Nantahala Capital Management, LLC, setting forth information as of March 31, 2026. The Schedule 13G/A states that Nantahala Capital Management, LLC, Wilmot B. Harkey and Daniel Mack have sole voting power with respect to 0 shares, shared voting power with respect to 8,528,789 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 8,528,789 shares. The address of each of Nantahala Capital Management, LLC, Wilmot B. Harkey and Daniel Mack is 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.
10.
This information is based on a Schedule 13G filed with the SEC on August 14, 2026 by The Goldman Sachs Group, Inc., setting forth information as of June 30, 2026. The Schedule 13G states that The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC, have sole voting power with respect to 0 shares, shared voting power with respect to 5,210,686.27 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 5,210,686.27 shares. The address of each of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC is 200 West Street New York, NY 10282.
11.
This information is based on a Schedule 13G filed with the SEC on August 12, 2026 by AQR Capital Management, LLC, setting forth information as of June 30, 2026. The Schedule 13G states that AQR Capital Management, LLC and AQR Capital Management Holdings, LLC, have sole voting power with respect to 0 shares, shared voting power with respect to 4,818,103 shares, sole dispositive power with respect to 0 shares and shared dispositive power with respect to 4,867,461 shares. The address of each of AQR Capital Management, LLC and AQR Capital Management Holdings, LLC is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

Equity Compensation Plan Information

The following table provides certain information as of the end of fiscal year 2026 with respect to shares that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)[3]

Equity compensation plans approved by security holders	6,348,041	$2.26	2,066,425
Equity compensation plans not approved by security holders	—	—	—
Total	6,348,041	$2.26	2,066,425

1.
The 6,348,041 shares of common stock to be issued upon exercise of outstanding options, warrants and rights consist of (a) 3,195,074 shares that may be issued upon the vesting of RSUs, (b) 3,031,023 shares that may be issued upon the vesting of PSUs and (c) 121,944 shares that may be issued upon the exercise of stock options. The number of shares that may be issued upon the vesting of PSUs represents the maximum number of shares that may be issued if maximum performance goals are achieved.
2.
Represents the weighted-average exercise price of outstanding options to purchase 121,944 shares of common stock. This weighted average does not take into account shares that may be issued upon the vesting of PSUs or RSUs.
3.
Represents shares available for future issuance under The Hain Celestial Group, Inc. 2022 Long Term Incentive and Stock Award Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

We have adopted a written policy regarding the review, approval and ratification of related party transactions. The Related Party Transaction Policy and Procedures requires the approval or ratification by the Audit Committee of any “related party transaction,” which is defined as any transaction, arrangement or relationship in which (i) we are a participant, (ii) the amount involved exceeds $120,000 and (iii) one of our executive officers, directors, director nominees, 5% stockholders (or their immediate family members) or any entity with which any of the foregoing persons is an employee, general partner, principal or 5% stockholder, each of whom we refer to as a “related person,” has a direct or indirect material interest as set forth in Item 404 of Regulation S-K. The policy provides that management must present to the Audit Committee for review and approval each proposed related party transaction (other than related party transactions involving compensation matters and certain ordinary course transactions). The Audit Committee must review the relevant facts and circumstances of the transaction, including if the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Conduct, and either approve or disapprove the related party transaction. If advance approval of a related party transaction requiring the Audit Committee’s approval is not feasible, the transaction may be preliminarily entered into by management upon prior approval of the transaction by the Chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at its next regularly scheduled meeting. No director may participate in approval of a related party transaction for which he or she is a related party.

There have been no such disclosable related party transactions since the beginning of fiscal year 2026.

Director Independence

Six of our seven directors who served during fiscal year 2026, consisting of Neil Campbell, Celeste A. Clark, Shervin J. Korangy, Michael B. Sims, Carlyn R. Taylor and Dawn Zier, were “independent directors” as defined in the listing requirements of Nasdaq.

Additionally, six of our seven current directors, consisting of Neil Campbell, Celeste A. Clark, Patricia Ferrari, Richard J. Shinder, Michael B. Sims and Dawn Zier, are “independent directors” as defined in the listing requirements of Nasdaq.

Alison E. Lewis is not an independent director because she is our President and CEO.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm, Ernst & Young LLP, during the fiscal years ended June 30, 2026 and June 30, 2025.

	2026 ($)	2025 ($)

Audit Fees[1]	2,813,680	3,442,000
Audit Related Fees[2]	50,000	—
Tax Fees[3]	24,300	86,000
All Other Fees[4]	3,000	2,000
Total Fees	2,890,980	3,530,000

1.
Audit Fees reflect fees for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of our quarterly financial statements, and other services provided by Ernst & Young LLP in connection with the foregoing and statutory and regulatory filings or engagements.
2.
Audit Related Fees are generally comprised of fees for due diligence on transactions, including mergers & acquisitions, as well as other assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.
3.
Tax Fees reflect fees for professional services rendered by Ernst & Young LLP for tax advice, tax compliance and tax planning.
4.
All Other Fees for fiscal years 2026 and 2025 reflect fees for annual subscriptions or licensing of online content or tools.

The Audit Committee has considered whether the provision of the services described above in this section is compatible with maintaining Ernst & Young LLP’s independence and has determined that it is.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our registered independent accountants. Pre-approval is provided for up to one year, is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the registered independent accountants, the Audit Committee considers whether such services are consistent with the registered independent accountants’ independence, whether the registered independent accountants are likely to provide the most effective and efficient service based on their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality. The Audit Committee has delegated limited pre-approval authority to its Chair, who must report any decisions to the Audit Committee at its next scheduled meeting.

In fiscal years 2026 and 2025, all of the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee or its Chair.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) Financial Statements. No financial statements are filed with this Amendment. See Item 8, “Financial Statements and Supplementary Data” and Item 15, “Exhibit and Financial Statement Schedules” of the Original Form 10-K for the financial statements filed with the Original Form 10-K.

(a)(2) Financial Statement Schedules. No financial statement schedules are filed with this Amendment. See Item 15, “Exhibit and Financial Statement Schedules” of the Original Form 10-K for the financial statement schedule filed with the Original Form 10-K.

(a)(3) Exhibits. The exhibits filed as part of this Amendment are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

104	Cover Page Interactive Data File (embedded within the inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HAIN CELESTIAL GROUP, INC.

Date:	October 23, 2026	/s/ Lee A. Boyce
Lee A. Boyce Chief Financial Officer (Principal Financial Officer)