Form 10-Q
period 2026-09-30
HAIN CELESTIAL GROUP INC
filed 2026-11-09
CIK 910406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

As of November 3, 2026, there were 91,583,582 shares outstanding of the registrant’s Common Stock, par value $.01 per share.

THE HAIN CELESTIAL GROUP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of The Hain Celestial Group, Inc. (collectively with its subsidiaries, the “Company,” “Hain Celestial,” “we,” “us” or “our”) may differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “may,” “should,” “plan,” “intend,” “potential,” “will” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among other things, statements relating to: our indebtedness; our future performance, results of operations and financial condition; our strategic initiatives and business strategy, including the pending sale of our International business; our supply chain, including the impact of tariffs and the availability and pricing of raw materials; our brand portfolio; pricing actions and product performance; inflation rates; and current or future macroeconomic trends.

Risks and uncertainties that may cause actual results to differ materially from forward-looking statements include: compliance with our credit agreement and our ability to refinance and/or extend the maturity of our existing debt; our ability to execute our business strategy; our ability to complete the pending sale of our International business and manage the challenges and uncertainty facing our remaining business following the sale; challenges and uncertainty resulting from the impact of competition; changes to consumer preferences; our ability to manage our supply chain effectively; input cost inflation, including as a result of tariffs; reliance on independent contract manufacturers; disruption of operations at our manufacturing facilities; customer concentration; reliance on independent distributors; risks associated with operating internationally; risks associated with outsourcing arrangements; risks associated with geopolitical conflicts or events; our reliance on independent certification for a number of our products; our ability to attract and retain highly skilled people; risks related to tax matters; foreign currency exchange risk; general economic conditions; impairments in the carrying value of goodwill or other intangible assets; the reputation of our Company and our brands; our ability to use and protect trademarks; cybersecurity incidents; disruptions to information technology systems; pending and future litigation, including litigation relating to Earth’s Best® baby food products; potential liability if our products cause illness or physical harm; the highly regulated environment in which we operate; compliance with data privacy laws; the adequacy of our insurance coverage; climate impacts; liabilities, claims or regulatory change with respect to environmental matters; the potential cessation of our common stock’s listing on The Nasdaq Stock Market LLC (“Nasdaq”); and other risks and matters described in our most recent Annual Report on Form 10-K and other reports that we file in the future.

We undertake no obligation to update forward-looking statements to reflect actual results or changes in assumptions or circumstances, except as required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2026 AND JUNE 30, 2026

(In thousands, except par values)

	September 30,	June 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$63,015	$58,078
Accounts receivable, less allowance of $1,325 and $3,373, respectively	127,056	121,022
Inventories	166,736	149,275
Prepaid expenses and other current assets	84,024	82,017
Assets held for sale	2,546	5,882
Total current assets	443,377	416,274
Property, plant and equipment, net	180,474	184,665
Goodwill	246,098	246,079
Trademarks and other intangible assets, net	168,487	173,520
Operating lease right-of-use assets, net	47,739	49,057
Other assets	21,152	20,788
Total assets	$1,107,327	$1,090,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,791	$125,497
Accrued expenses and other current liabilities	145,263	143,560
Current portion of long-term debt	585,934	557,552
Liabilities related to assets held for sale	—	4,153
Total current liabilities	858,988	830,762
Long-term debt, less current portion	271	292
Deferred income taxes	33,932	32,930
Operating lease liabilities, noncurrent portion	42,901	44,409
Other noncurrent liabilities	27,643	27,195
Total liabilities	963,735	935,588
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock - $.01 par value, authorized 5,000 shares; issued and outstanding: none	—	—
Common stock - $.01 par value, authorized 150,000 shares; issued: 113,469 and 113,469 shares, respectively; outstanding: 91,003 and 91,003 shares, respectively	1,135	1,135
Additional paid-in capital	1,244,736	1,243,863
Retained deficit	(269,548)	(258,245)
Accumulated other comprehensive loss	(102,236)	(101,463)
	874,087	885,290
Less: Treasury stock, at cost, 22,466 and 22,466 shares, respectively	(730,495)	(730,495)
Total stockholders’ equity	143,592	154,795
Total liabilities and stockholders’ equity	$1,107,327	$1,090,383

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2026 AND 2025

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2026	2025
Net sales	$260,274	$367,883
Cost of sales	203,614	299,805
Gross profit	56,660	68,078
Selling, general and administrative expenses	61,873	65,512
Amortization of acquired intangible assets	5,097	1,212
Productivity and transformation costs	4,666	8,219
Operating loss	(14,976)	(6,865)
Interest and other financing expense, net	12,302	15,499
Other income, net	(16,876)	(656)
Loss before income taxes and equity in net loss of equity-method investees	(10,402)	(21,708)
Provision (benefit) for income taxes	877	(1,256)
Equity in net loss of equity-method investees	24	173
Net loss	$(11,303)	$(20,625)

Net loss per common share:
Basic	$(0.12)	$(0.23)
Diluted	$(0.12)	$(0.23)

Shares used in the calculation of net loss per common share:
Basic	91,002	90,309
Diluted	91,002	90,309

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2026 AND 2025

(In thousands)

	Three Months Ended
	September 30, 2026			September 30, 2025
	Pretax amount	Tax benefit (expense)	After tax amount	Pretax amount	Tax benefit (expense)	After tax amount
Net loss			$(11,303)			$(20,625)
Other comprehensive loss:
Foreign currency translation adjustments before reclassifications	$(606)	$-	(606)	$(10,798)	$-	(10,798)
Change in deferred losses on cash flow hedging instruments	(694)	163	(531)	(1,008)	230	(778)
Change in deferred (losses) gains on fair value hedging instruments	(32)	8	(24)	52	(14)	38
Change in deferred gains on net investment hedging instruments	522	(134)	388	287	(74)	213
Total other comprehensive loss	$(810)	$37	$(773)	$(11,467)	$142	$(11,325)
Total comprehensive loss			$(12,076)			$(31,950)

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED September 30, 2026

(In thousands, except par values)

	Common Stock		Additional				Accumulated Other
		Amount	Paid-in	Retained	Treasury Stock		Comprehensive
	Shares	at $.01	Capital	Deficit	Shares	Amount	Loss	Total
Balance at June 30, 2026	113,469	$1,135	$1,243,863	$(258,245)	22,466	$(730,495)	$(101,463)	$154,795
Net loss				(11,303)				(11,303)
Other comprehensive loss							(773)	(773)
Stock-based compensation expense			873					873
Balance at September 30, 2026	113,469	$1,135	$1,244,736	$(269,548)	22,466	$(730,495)	$(102,236)	$143,592

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

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In thousands)

	Three Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,303)	$(20,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,296	15,411
Deferred income taxes	622	160
Equity in net loss of equity-method investees	24	173
Stock-based compensation, net	873	2,003
Gain on sale of assets	—	(886)
Gain on remeasurement of assets reclassified to held and used	(14,769)	—
Other non-cash items, net	313	232
(Decrease) increase in cash attributable to changes in operating assets and liabilities:
Accounts receivable	(6,545)	(15,707)
Inventories	(5,268)	16,210
Other current assets	(2,430)	(4,103)
Other assets and liabilities	2,406	(2,858)
Accounts payable and accrued expenses	3,864	1,510
Net cash used in operating activities	(18,917)	(8,480)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,918)	(5,227)
Proceeds from sale of assets	—	13
Net cash used in investing activities	(3,918)	(5,214)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank revolving credit facility	55,000	68,000
Repayments under bank revolving credit facility	(25,000)	(54,500)
Repayments under term loan	(1,875)	(1,875)
Payments of other debt, net	(13)	(2,511)
Employee shares withheld for taxes	—	(70)
Net cash provided by financing activities	28,112	9,044
Effect of exchange rate changes on cash	(340)	(1,819)
Net increase (decrease) in cash and cash equivalents	4,937	(6,469)
Cash and cash equivalents at beginning of period	58,078	54,355
Cash and cash equivalents at end of period	$63,015	$47,886

See notes to consolidated financial statements.

THE HAIN CELESTIAL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except par values and per share data)

1.
BUSINESS

The Hain Celestial Group, Inc., a Delaware corporation (collectively with its subsidiaries, the “Company,” or “Hain Celestial,” “we,” “us” or “our”), was founded in 1993. Hain Celestial is a leading global health and wellness company whose purpose is to inspire healthier living for people, communities and the planet through better-for-you brands. For more than 30 years, Hain Celestial has intentionally focused on delivering nutrition and well-being that positively impacts today and tomorrow. Headquartered in Hoboken, N.J., Hain Celestial’s products across beverages, yogurt, baby/kids and meal preparation are marketed and sold around the world. The Company operates under two reportable segments: North America and International.

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

The gross sale price for the International Business Transaction is £233,000, plus an additional locked box ticker amount expected to be approximately £5,500 (depending on the date on which closing occurs) to compensate the Company for profits of the International Business during a specified period, for an estimated aggregate gross sale price of £238,500, or approximately $319,500. The aggregate net cash proceeds to be realized, after transaction expenses and taxes and including cash to be distributed from the International Business prior to closing, are expected to be between £225,100 and £228,800, or between approximately $301,600 and $306,500. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness. The foregoing U.S. Dollar figures are based on current foreign exchange rates and are subject to change based on foreign exchange rates in effect at the time the International Business Transaction closes.

Consummation of the International Business Transaction is subject to the following closing conditions: (1) customary regulatory approvals from certain regulatory authorities, and (2) the Company and its lenders entering into an amendment of the Company’s credit agreement by October 12, 2026. The final required regulatory approvals were obtained in early November 2026, and the regulatory approvals closing condition has therefore been satisfied. The credit agreement closing condition was not satisfied; however, the Company has been engaged in discussions with AURELIUS and continues to pursue a path forward for completing the International Business Transaction.

The Company determined that not all criteria were met to be able to classify the International Business as held for sale as of September 30, 2026, since the Company has not resolved the credit agreement amendment closing condition.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Form 10-K”). The amounts as of and for the periods ended June 30, 2026 are derived from the Company’s audited annual financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair presentation for interim periods. Operating results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027. Please refer to the Notes to the Consolidated Financial Statements as of June 30, 2026 and for the fiscal year then ended included in the Form 10-K for information not included in these condensed notes.

All dollar amounts in the unaudited consolidated financial statements, notes and tables have been rounded to the nearest thousands, except par values and per share amounts, unless otherwise indicated.

Going Concern and Management’s Plan

As of September 30, 2026, the Company had $586,075 of debt obligations under its Credit Agreement (as defined in Note 10, Debt and Borrowings) maturing on December 22, 2026, consisting of $441,000 of loans outstanding under the Revolver and $145,075 of Term Loans (each as defined in Note 10, Debt and Borrowings). As of September 30, 2026, the Company had cash of $63,015. See Note 10, Debt and Borrowings.

The pending International Business Transaction, if completed, would generate aggregate net cash proceeds of approximately $301,600 to $306,500, which would still leave the Company with significant outstanding debt obligations even if such proceeds are used to pay down loans under the Credit Agreement. In light of the closing conditions referenced in Note 1, Business, it is also possible that the transaction does not occur. The Company continues to engage with its lenders regarding its capital structure and continues to evaluate and pursue all available paths.

The Company and its Board of Directors are focused on addressing the upcoming maturity of the Credit Agreement and maximizing the value of the Company’s businesses for the benefit of all stakeholders. In support of these efforts, the Company continues to simplify the organization and align its cost structure with the scale of the North American business that would remain following the pending International Business Transaction, if completed.

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

Transfer of Financial Assets

The Company accounts for transfers of financial assets, such as non-recourse accounts receivable financing arrangements, when the Company has surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred and any other relevant considerations. The Company has non-recourse financing arrangements in which eligible receivables are sold to third-party buyers in exchange for cash. The Company transferred accounts receivable in their entirety to the buyers and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The principal amount of receivables sold under these arrangements was $42,295 and $73,689 during the three months ended September 30, 2026 and 2025, respectively. The incremental cost of financing receivables under these arrangements is included in selling, general and administrative expenses on the Company’s consolidated statements of operations. The proceeds from the sale of receivables are included in cash used in operating activities on the consolidated statements of cash flows.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which will provide a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses: all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025 and for interim periods within fiscal years beginning after December 15, 2025. The Company adopted this ASU effective July 1, 2026 on a prospective basis and the adoption did not have a significant impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. ASU 2026-03 guidance provides an exception to certain fair value measurement requirements for investment companies within the scope of Accounting Standards Codification (“ASC”) 946 by requiring contractual sale restrictions to be considered when measuring the fair value of equity securities and by requiring related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company has concluded that ASU 2026-03 is not applicable to its condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments address investor requests for more detailed expense information and require additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The amendments are effective, as clarified by ASU 2025-01, for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

3.
LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share on the consolidated statements of operations:

	Three Months Ended September 30,
	2026	2025
Numerator:
Net loss	$(11,303)	$(20,625)

Denominator:
Basic and diluted weighted average shares outstanding	91,002	90,309
Basic and diluted net loss per common share	$(0.12)	$(0.23)

Due to the Company’s net loss in each of the three months ended September 30, 2026 and September 30, 2025, all common stock equivalents such as stock options, unvested restricted share units and performance share units have been excluded from the computation of diluted net loss per share. The effect of the stock options and unvested restricted share units would have been anti-dilutive to the computations. The performance share units were contingently issuable based on market conditions or performance goals and such conditions or goals had not been achieved during the respective periods.

4.
ASSETS AND LIABILITIES HELD FOR SALE

During the three months ended September 30, 2026, the Company reclassified the current assets and current liabilities of its personal care (“PC”) business from held for sale to held and used, following a change in the Company’s plan from selling the PC business to winding down the business. As a result of the change in plan, the PC business no longer met the criteria for classification as held for sale. Upon reclassification to held and used, the Company recognized a $14,769 gain related to the release of the allowance on assets previously classified as held for sale and the remeasurement of certain PC business assets. The gain was recognized in other income, net, in the consolidated statements of operations.

As of September 30, 2026, the remaining asset classified as held for sale consisted of property, plant and equipment, net, with a carrying value of $2,546 related to the Yves Veggie Cuisine® plant-based business in Canada (“Yves”) which is part of the North America reportable segment. The former Yves facility in Delta, Canada was sold during the second quarter of fiscal 2027 and received net proceeds of CAD $13,056 (approximately $9,197 based on the September 30, 2026 closing exchange rate).

	September 30, 2026	June 30, 2026
ASSETS
Inventories	$—	$23,602
Property, plant and equipment, net	2,546	3,493
Goodwill	—	10,852
Other noncurrent assets	—	85
Operating lease right-of-use assets, net	—	5,483
Allowance for reduction of assets held for sale	—	(37,633)
Assets held for sale	$2,546	$5,882
LIABILITIES
Accounts payable	$—	$4,153
Liabilities held for sale	$—	$4,153

5.
DISPOSITION

North American Snacks Business

On February 27, 2026, the Company completed the sale of its North American Snacks Business for $111,200 in cash, reflecting the total purchase price of $115,000 less the holdback of an estimate for a customary inventory adjustment. During the fiscal year ended June 30, 2026, the Company deconsolidated the net assets of the North American Snacks Business, primarily consisting of $57,082, $55,952, and $29,415 of goodwill, property, plant and equipment, and inventory, respectively, and recognized a pretax loss on sale of $50,764, which was recorded in other expense, net. The sale of the North American Snacks Business did not meet the criteria requiring the presentation of the business as a discontinued operation in accordance with U.S. GAAP and is considered a disposition of a significant business as the Company continues to maintain its snacks business within the International reportable segment.

6.
INVENTORIES

Inventories consisted of the following:

	September 30, 2026	June 30, 2026
Finished goods	$117,286	$104,861
Raw materials, work-in-progress, and packaging	49,450	44,414
	$166,736	$149,275

7.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30, 2026	June 30, 2026
Land	$11,110	$11,116
Buildings and improvements	58,418	57,325
Machinery and equipment	272,027	263,769
Computer hardware and software	43,142	42,433
Furniture and fixtures	20,757	20,771
Leasehold improvements	14,715	14,477
Construction in progress	5,109	7,976
	425,278	417,867
Less: Accumulated depreciation	244,804	233,202
	$180,474	$184,665

Depreciation expense for the three months ended September 30, 2026 and 2025 was $6,586 and $11,444, respectively.

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

The components of lease expenses for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
Operating lease expenses	$4,653	$3,481
Finance lease expenses	32	66
Variable lease expenses	56	25
Short-term lease expenses	149	311
Total lease expenses	$4,890	$3,883

9.
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table provides the changes in the carrying value of goodwill by reportable segment:

	North America	International	Total
Balance as of June 30, 2026(1)	$216,744	$29,335	$246,079
Translation	—	19	19
Balance as of September 30, 2026	$216,744	$29,354	$246,098

(1) The total carrying value of goodwill is reflected net of $756,378 of accumulated impairment charges, of which $403,874 is related to the North America reportable segment and $352,504 is related to the International reportable segment.

As of September 30, 2026, the Company performed an assessment of factors to determine whether it was more likely than not that the fair value of its reporting units was less than its carrying amount, including goodwill. The Company concluded that there were no events or circumstances that warranted an interim quantitative impairment test for goodwill during the three months ended September 30, 2026. As of September 30, 2026, goodwill associated with the U.S. and Ella’s Kitchen U.K. reporting units had a carrying value of $216,744 and $29,354, respectively. The goodwill related to the U.S. reporting unit is at risk of potential impairment if the fair value of the reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods.

Other Intangible Assets

The following table includes the gross carrying amount and accumulated amortization, where applicable, for intangible assets, excluding goodwill:

	September 30, 2026	June 30, 2026
Amortized intangible assets:
Trademarks, tradenames and other intangibles(1)	$308,768	$308,753
Less: Accumulated amortization	(140,281)	(135,233)
Net trademarks, tradenames and other intangible assets	$168,487	$173,520

(1) The gross carrying value of other intangible assets is reflected net of accumulated non-cash impairment charges of $320,931 as of each of September 30, 2026 and June 30, 2026.

There were no events or circumstances that warranted an interim impairment test for definite-lived intangible assets during the three months ended September 30, 2026 or 2025.

Amortized intangible assets, which are deemed to have a finite life, primarily consist of customer relationships, trademarks and tradenames and are amortized over their estimated useful lives of 7 to 25 years. The weighted average remaining amortization period of amortized intangible assets is 9.05 years.

Amortization expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,
	2026	2025
Amortization of acquired intangibles	$5,097	$1,212

10.
DEBT AND BORROWINGS

Debt and borrowings consisted of the following:

	September 30, 2026	June 30, 2026
Revolving credit facility	$441,000	$411,000
Term loans	145,075	146,950
Less: Unamortized issuance costs	(228)	(476)
Finance lease obligations	358	370
	586,205	557,844
Current debt and finance lease obligations(1)	(585,934)	(557,552)
Long-term debt, less current portion	$271	$292

(1) Includes $87 (June 30, 2026: $78) of finance lease obligations.

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

On August 22, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement. Pursuant to the Second Amendment, the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 until September 30, 2023, 5.25:1.00 until December 31, 2023, 5.00:1.00 until December 31, 2024, and 4.25:1.00 thereafter. The Company’s maximum consolidated leverage ratio remained 6.00:1.00 and its minimum interest coverage ratio remained at 2.75:1.00.

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

From the date of the Second Amendment until the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread adjustment of 0.10% plus 2.5% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.5% per annum. Commencing on the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum. Commencing on the date of the Fourth Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 4.00% per annum or (b) the Base Rate plus 3.00% per annum.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2026 was 7.97%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of September 30, 2026, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2026 was 7.50%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of September 30, 2026, there were $441,000 of loans outstanding under the Revolver, $145,075 of outstanding Term Loans, and $3,056 of letters of credit outstanding under the Credit Agreement. As of September 30, 2026 and June 30, 2026, $155,944 and $185,901, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2026, the Company was in compliance with all associated covenants.

Credit Agreement Issuance Costs

In connection with the Fourth Amendment to its Credit Agreement during the first quarter of fiscal year 2026, the Company incurred debt issuance costs of approximately $2,846, of which $2,529 was deferred. Of the total deferred costs, $1,996 were associated with the Revolver and are being amortized on a straight-line basis within Other assets on our Consolidated Balance Sheets, and $533 are being amortized on a straight-line basis, which approximates the effective interest method, as an adjustment to the carrying amount of the Term Loans as a component of Interest and other financing expense, net over the term of the Credit Agreement. Further, the Fourth Amendment decreased the borrowing capacity of the Revolver, resulting in write-off of $604 of previously capitalized deferred costs. During the fiscal year ended June 30, 2026, in connection with the $101,100 repayment of the Term Loans, $542 of previously capitalized deferred costs were written off.

Interest paid during the three months ended September 30, 2026 and September 30, 2025 was $10,339 and $13,602, respectively.

11.
INCOME TAXES

In general, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. However, to the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year in a jurisdiction, the Company determines the provision for income taxes based on actual year-to-date income (loss), which has been the case for certain jurisdictions for the quarter ended September 30, 2026. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter. The Company’s effective tax rate may change from period-to-period based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes and tax audit settlements.

The effective income tax rate was an expense of 8.4% and a benefit of 5.8% for the three months ended September 30, 2026 and 2025, respectively. The income tax expense for the three months ended September 30, 2026 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes. The income tax benefit for the three months ended September 30, 2025 reflected foreign tax benefit in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

Many countries where the Company operates have adopted a global minimum corporate income tax as introduced by the Organization for Economic Cooperation and Development (“OECD”). This new minimum tax was not significant for the quarter ended September 30, 2026.

12.
ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss (“AOCL”):

	Foreign Currency Translation Adjustment, Net	Deferred Gains (Losses) on Cash Flow Hedging Instruments, Net	Deferred Gains (Losses) on Fair Value Hedging Instruments, Net	Deferred Gains (Losses) on Net Investment Hedging Instruments, Net	Total
Balance at June 30, 2025	$(75,749)	$2,583	$184	$(8,071)	$(81,053)
Other comprehensive (loss) income before reclassifications	(10,798)	320	142	575	(9,761)
Amounts reclassified into income	—	(1,098)	(104)	(362)	(1,564)
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2025(1)	(10,798)	(778)	38	213	(11,325)
Balance at September 30, 2025	$(86,547)	$1,805	$222	$(7,858)	$(92,378)

Balance at June 30, 2026	$(96,977)	$1,182	$170	$(5,838)	$(101,463)
Other comprehensive loss before reclassifications	—	(505)	(209)	(362)	(1,076)
Amounts reclassified into (income) expense	(606)	(26)	185	750	303
Net change in accumulated other comprehensive (loss) income for the three months ended September 30, 2026(1)	(606)	(531)	(24)	388	(773)
Balance at September 30, 2026	$(97,583)	$651	$146	$(5,450)	$(102,236)

(1) See Note 15, Derivatives and Hedging Activities, for the amounts reclassified into income for deferred gains on hedging instruments recorded in the consolidated statements of operations during the three months ended September 30, 2026 and 2025.

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

Beginning in the second quarter of fiscal 2025, a form of awards was granted to employees that can be settled in cash or stock, at the Company’s discretion. These awards are accounted for as liability-based equity awards since the Company has the ability and intent to settle such awards in cash.

Compensation cost and related income tax benefit (expense) recognized in the consolidated statements of operations for stock-based compensation plans were as follows:

	Three Months Ended September 30,
	2026	2025
Selling, general and administrative expense
Stock-based awards	$873	$2,003
Cash-settled awards	202	106
Total selling, general and administrative expense	1,075	2,109
Related income tax benefit (expense)	$121	$(16)

Stock-Based Award Activity

Stock-based awards are generally issued in the form of restricted share units (“RSUs”), which are service-based awards, and performance share units (“PSUs”) that are subject to the achievement of minimum market conditions or performance goals. RSU awards to employees generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. RSU awards to non-employee directors generally provide for a vesting period of one year. For PSU awards, the following share figures are stated at target levels, and the awards outstanding as of September 30, 2026 generally provide for vesting at 0% to 100% or 150% or 200% of the target level. Awards of PSUs and RSUs are issued at no cost to the recipient. A summary of all stock-based award activity for the three months ended September 30, 2026 is as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value (per share)
Non-vested RSUs and PSUs outstanding at June 30, 2026	5,932	$2.18
Granted	—	$—
Vested	—	$—
Forfeited	(273)	$3.47
Non-vested RSUs and PSUs outstanding at September 30, 2026	5,659	$2.12

The fair value of RSUs granted and of shares vested, and the tax benefit recognized from restricted shares vesting was as follows:

	Three Months Ended September 30,
	2026	2025
Fair value of shares vested	$—	$158
Tax benefit recognized from restricted shares vesting	$—	$22

No PSUs were granted or vested during the three months ended September 30, 2026. At September 30, 2026, there was $3,960 of unrecognized stock-based compensation expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of 1.38 years and 1.66 years, for PSUs and RSUs, respectively.

Cash-Settled Award Activity

The Company grants cash-settled awards that are either service-based or subject to the achievement of minimum market conditions or performance goals. Service-based cash awards generally provide for vesting in equal annual installments over a period of three years, with different vesting periods in certain cases. For cash awards tied to minimum market conditions or performance goals, award amounts are stated at target levels with vesting at 0% or 100% or 150% of the target level depending on conditions or performance. Cash-based awards are issued at no cost to the recipient.

The fair value of these cash-settled awards is measured at each reporting period until the awards are settled. The performance-based cash-settled award liability at September 30, 2026 was recorded ratably based on the Company's projected achievement at the end of the measurement period. The cash incentive award liability was $1,040 at September 30, 2026, all of which is classified as a liability and reported in accrued expenses and other current liabilities.

For the three months ended September 30, 2026, the Company recognized a forfeiture adjustment of $465.

At September 30, 2026, there was $2,045 of unrecognized cash-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted average period of 1.91 years.

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

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$884	$—	$884	$—
Liabilities:
Derivative financial instruments	$13,169	$—	$13,169	$—

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Derivative financial instruments	$1,527	$—	$1,527	$—
Liabilities:
Derivative financial instruments	$13,764	$—	$13,764	$—

There were no transfers of financial instruments between the three levels of fair value hierarchy during the three months ended September 30, 2026 and 2025.

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

Credit valuation adjustments are made to reflect the nonperformance risk of both the Company and its counterparties. Most inputs used to value derivatives fall within Level 2 of the fair value hierarchy, but credit valuation adjustments use Level 3 inputs, such as current credit spreads. The impact of these adjustments was not significant to the overall valuation, so all derivatives as of September 30, 2026 and June 30, 2026 were classified as Level 2.

Nonrecurring Fair Value Measurements

The Company measures certain non-financial assets, such as goodwill, definite lived intangible assets, and long-lived assets (property and equipment, and right-of-use lease assets), at fair value on a nonrecurring basis. These assets are initially measured at fair value at the time of acquisition or purchase, with adjustments only for foreign currency translation. Periodically, these assets are tested for impairment by comparing their carrying values to their estimated fair values. If an asset is impaired, the Company recognizes an impairment expense equal to the excess of the carrying value over the estimated fair value.

Fair value measurements for reporting units are estimated using a blended analysis of the DCF income approach and Guideline Public Company Method market approach, which involve significant management judgment and Level 3 inputs, such as economic conditions and customer demand. These measurements are performed at least annually for impairment testing. The Company bases its fair value estimates on reasonable assumptions but acknowledges their unpredictability and inherent uncertainty.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2026 and 2025, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Company estimates that an additional $885 will be reclassified as a decrease to interest expense.

As of September 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in AOCL and subsequently reclassified in the same period during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next 12 months, the Company estimates that an additional $72 related to the foreign currency forward contracts will be reclassified to cost of sales.

As of September 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its foreign exchange risks:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Foreign currency forward contract	21	£25,950	€22,497

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

As of September 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge its net investments in foreign operations:

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

As of September 30, 2026, the Company had the following outstanding foreign currency derivatives that were used to hedge changes in fair value attributable to foreign exchange risk:

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swap	1	€24,700	$25,453

As of September 30, 2026 and June 30, 2026, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedge Adjustment Included in the Carrying Amount of the Hedged Asset
	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Intercompany loan receivable	$28,023	$28,193	$(170)	$(789)

Designated Hedges

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2026:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other current assets	$884	Accrued expenses and other current liabilities	$—
Cross-currency swaps	Prepaid expenses and other current assets	—	Accrued expenses and other current liabilities	12,986
Cross-currency swaps	Other noncurrent assets	—	Other noncurrent liabilities	183
Total derivatives designated as hedging instruments		$884		$13,169

The following table presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2026:

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

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on AOCL for the three months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended September 30,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$43	$430
Foreign currency forward contracts	(56)	—
Derivatives in net investment hedging relationships:
Cross-currency swaps	1,006	771
Derivatives in fair value hedging relationships:
Cross-currency swaps	249	190
	$1,242	$1,391

The following table presents the pre-tax effect of the Company’s cash flow hedges, net investment hedges, and fair value hedges on the consolidated statements of operations, recorded in interest and other financing expense, net, for the three months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Reclassified from AOCL into Income (Expense)
	Three Months Ended September 30,
	2026	2025
Derivatives in cash flow hedging relationships:
Interest and other financing expense, net:
Interest rate swaps	$685	$1,340
Cost of sales:
Foreign currency forward contracts	(4)	98
Derivatives in net investment hedging relationships:
Cross-currency swaps	484	484
Derivatives in fair value hedging relationships:
Cross-currency swaps(1)	281	138
	$1,446	$2,060

(1)
Net of amount that is excluded from effectiveness testing. The amount of gain, excluded from effectiveness testing, reclassified from AOCL into income was $111 as of each of September 30, 2026 and September 30, 2025.

16.
RESTRUCTURING PROGRAM

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”) and incurred charges related to contract terminations, asset write‑downs, employee‑related costs, and other transformation-related expenses.

For the three months ended September 30, 2026, expenses associated with the Restructuring Program in the amount of $4,666 and $2,896, were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations. For the three months ended September 30, 2025, expenses associated with the Restructuring Program in the amount of $8,219 and $5,283, were recorded in productivity and transformation costs and cost of sales, respectively, on the consolidated statements of operations. The table below sets forth expenses associated with the Restructuring Program for the three-month periods ended September 30, 2026 and September 30, 2025 by reportable segments and Corporate and Other.

	2026	2025
North America	$5,841	$9,406
Corporate and Other	1,618	3,328
International	103	768
	$7,562	$13,502

The following table displays the activities and liability balances relating to the Restructuring Program for the three-month period ended September 30, 2026. The Company expects to pay the remaining accrued restructuring costs during the next 12 months.

	Balance at June 30, 2026	Charges	Amounts Paid	Non-cash settlements/ Adjustments	Balance at September 30, 2026
Employee-related costs	$2,679	$2,222	$(1,346)	$—	$3,555
Contract termination costs	544	1,723	—	188	2,455
Other transformation-related expenses[1]	394	3,617	(1,535)	(2,184)	292
	$3,617	$7,562	$(2,881)	$(1,996)	$6,302

1 Other transformation-related expenses primarily include consultancy charges related to reorganization of global functions and related personnel resource requirements, and rationalizing sourcing and supply chain processes.

Cumulative pretax charges associated with the Restructuring Program are expected to be $135,000 - $145,000. The Restructuring Program is expected to conclude by the end of fiscal year 2028. See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction”, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

After Defendants’ initial motion to dismiss was granted without prejudice to replead in October 2017, the Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint on May 6, 2019 (the “Second Amended Complaint”), which made allegations similar to those in the previous complaint. After several years of motion practice and related court orders, on September 29, 2023, the District Court granted Defendants’ Motion to Dismiss the Second Amended Complaint. Co-Lead Plaintiffs filed a notice of appeal on October 26, 2023, appealing the District Court’s decision dismissing the Second Amended Complaint to the Second Circuit, and the appeal was fully briefed as of June 3, 2024. On September 29, 2025, the Second Circuit reversed and remanded the matter for further proceedings. The Company answered the Second Amended Complaint on January

27, 2026. On June 25, 2026, the parties entered into a formal Stipulation and Agreement of Settlement to settle the Consolidated Securities Action for $35,000, funded solely by insurance with no part of the settlement amount to be funded by the Company or any individual defendant. The Stipulation expressly provides that Defendants make no admission of liability or wrongdoing and that each Defendant denies all wrongdoing. On July 13, 2026, the Court granted preliminary approval of the settlement, and on October 28, 2026, the Court granted final approval of the settlement. During fiscal year 2026, the Company recorded an insurance receivable of $35,000 within prepaid expenses and other current assets and a corresponding liability of $35,000 within accrued expenses and other current liabilities in the consolidated balance sheet. In accordance with the aforementioned settlement and payment by the insurance carriers, the insurance receivable and corresponding liability are expected to be offset and settled in the second quarter of fiscal 2027.

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

After several years of motion practice and related court orders in the related Consolidated Securities Action, on July 24, 2020, the plaintiffs made a stockholder litigation demand on the Board containing overlapping factual allegations to those set forth in the Consolidated Stockholder Class and Derivative Action. On November 3, 2020, Plaintiffs were informed that the Board had finished investigating and resolved, among other things, that the demand should be rejected. In light of developments in the Consolidated Securities Action referenced above that remanded that case for further proceedings, the parties submitted a joint status report on December 29, 2021 requesting that the District Court continue the temporary stay pending the District Court’s reconsideration of the Defendants’ motion to dismiss the Second Amended Complaint in the Consolidated Securities Action. Following the Second Circuit’s reversal and remand on September 29, 2025, the Parties filed a status update on November 14, 2025 and an initial proposed scheduling order on February 6, 2026. On April 22, 2026, the Court granted Plaintiffs’ motion for an extension of time to file their amended complaint and ordered that Plaintiffs file their Amended Complaint by April 30, 2026. On April 30, 2026, Plaintiffs filed a Motion for Leave to File the Verified Consolidated Second Amended Shareholder Derivative Complaint under seal, together with the Amended Complaint itself. On May 1, 2026, the Court granted the motion to file under seal. Defendants served a motion to dismiss the Amended Complaint on July 17, 2026. Plaintiffs’ opposition is due November 20, 2026, and Defendants’ reply is due December 18, 2026. Discovery is stayed pending resolution of the motion to dismiss.

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

The Company filed its answer to the Consolidated Class Action Complaint on January 23, 2025. In September 2026, the parties finalized a private, non-class settlement of the Consolidated Proceeding and filed a stipulation to dismiss the Consolidated

Proceeding with prejudice. The Court issued an order dismissing the Consolidated Proceeding on September 29, 2026. One consumer class action is pending in New York Supreme Court, Nassau County, which the court has stayed in deference to the Consolidated Proceeding. The Company denies the allegations in these lawsuits and contends that its baby foods are safe and properly labeled.

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

Baby Food Multidistrict Litigation

On January 4, 2024, plaintiffs in federal cases across the country filed a Motion to Transfer Actions for Coordinated or Consolidated Pretrial Proceedings. On April 11, 2024, the United States Judicial Panel on Multidistrict Litigation granted plaintiffs’ motion and transferred the cases to the Northern District of California for coordinated or consolidated pretrial proceedings. On April 15, 2024, the court issued an order staying all outstanding discovery proceedings and pending motions and vacating all previously scheduled hearing dates. There are approximately 200 federal cases filed against the Company pending in the multi-district litigation (“MDL”). Plaintiffs filed their Master Complaint on July 15, 2024. On December 18, 2024, Defendants filed motions to dismiss the Master Complaint, which the Court granted in part and denied in part. The MDL first proceeded with general causation discovery. Expert discovery has closed and the parties’ Rule 702 motions have been fully briefed. The Court held Rule 702 hearings during the week of December 8, 2025 and on February 27, 2026, the Court issued an order excluding Plaintiffs’ general causation experts. On May 1, 2026, Defendants filed a motion for summary judgment. On August 13, 2026, the Court held argument on Defendants’ Motion for Summary Judgment. On October 14, 2026, the Court granted summary judgment in approximately 373 cases (which include about 150 Plaintiffs with claims against Hain) that were filed before November 21, 2025. The claims for which summary judgment has been granted are now ripe for appeal.

Watkins v. Plum PBC, et al.

Plaintiffs originally filed this case on February 1, 2022 in the Orleans Civil District Court in Orleans Parish, Louisiana. Defendants removed the case to the Eastern District of Louisiana on March 4, 2022. On May 10, 2024, the case was transferred to the federal MDL. On August 19, 2026, the MDL court remanded the case back to Orleans Civil District Court in Orleans Parish, Louisiana. On September 17, 2026, Defendants again removed the case to the Eastern District of Louisiana. On October 12, 2026, Plaintiffs filed a motion to remand. On October 20, 2026, Defendants filed an Opposition to Plaintiffs’ motion to remand.

Baby Food California State Court Cases

There are currently fifteen personal injury cases against the Company pending in California State Superior Courts relating to the same allegations regarding trace levels of heavy metals in the Products. These cases are now (or will be) included in Judicial Council Coordinated Proceedings (“JCCP”). In June 2024, the cases were assigned a trial coordination judge. All but two of the cases are currently stayed.

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

Plaintiffs appealed in the Fifth Circuit, and on May 28, 2024, the Fifth Circuit reversed the district court’s order denying Plaintiff’s motion to remand the case and vacated the final judgment of the district court. The Company filed a Petition for En Banc Reconsideration, which the Fifth Circuit denied.

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

Court of Common Pleas of Philadelphia County

There are currently four pending personal injury cases relating to alleged heavy metals in baby food against the Company in the Court of Common Pleas of Philadelphia County.

Florida State Court

There are currently eight pending personal injury cases relating to alleged heavy metals in baby food against the Company in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Defendants have responded to the complaints in six of the eight cases, moving to dismiss on several substantive and jurisdictional grounds. On October 1, 2026, Plaintiffs filed motions to consolidate related actions for pretrial purposes. On October 5, 2026, Defendants filed motions to bifurcate and advance discovery of general causation and to hold an evidentiary hearing on the admissibility of Plaintiffs’ general causation expert testimony.

Other

In addition to the matters described above, the Company is and may be a defendant in lawsuits from time to time in the normal course of business.

With respect to all litigation and related matters, the Company records a liability when the Company believes it is probable that a liability has been incurred and the amount can be reasonably estimated. As of the end of the period covered by this report, the Company has not recorded a liability for any of the matters disclosed in this note, except for the above-noted liability and offsetting insurance receivable in connection with the settlement of the Consolidated Securities Action, which is to be funded solely by insurance. It is possible that some matters could require the Company to pay damages, incur other costs or establish accruals in amounts that could not be reasonably estimated as of the end of the period covered by this report.

18.
SEGMENT INFORMATION

The Company’s organizational structure consists of two geographic based reportable segments: North America and International, which are also the operating segments. This structure is in line with how the Company’s Chief Operating Decision Maker (“CODM”) assesses the Company’s performance and allocates resources. The President and Chief Executive Officer is the CODM of the Company. The Company’s measure of segment profitability is Adjusted EBITDA and the CODM also uses net sales in order to analyze segment results, trends and allocate resources. On a monthly basis, the CODM reviews how actual results compare to forecasts and prior periods when making decisions regarding strategic initiatives and capital investments to segments.

Segment Adjusted EBITDA excludes: net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency (gains) losses, certain litigation and related costs, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, gain on sale of assets, gain on remeasurement of assets reclassified to held and used, and other adjustments. In addition, Segment Adjusted EBITDA does not include Corporate and Other expenses related to the Company’s centralized administrative functions, which do not specifically relate to a reportable segment. Such Corporate and Other expenses are comprised mainly of compensation and related expenses of certain of the Company’s senior executive officers and other employees who perform duties related to the entire enterprise, litigation expense and expenses for certain professional fees, facilities, and other items which benefit the Company as a whole.

The following tables set forth financial information about each of the Company’s reportable segment’s revenue, significant segment expenses and measure of segment profit or loss for the three months ended September 30, 2026 and 2025. Information about total assets by segment is not disclosed because such information is not reported to or used by the Company’s CODM for purposes of assessing segment performance or allocating resources. Transactions between reportable segments were insignificant for all periods presented.

	Three Months Ended September 30,
	2026	2025
Net Sales:
North America	$110,815	$203,920
International	149,459	163,963
	260,274	367,883
Cost of sales, adjusted to exclude restructuring activities:
North America	(73,730)	(157,716)
International	(127,258)	(138,299)
	(200,988)	(296,015)
Marketing expense:
North America	(7,395)	(6,924)
International	(3,140)	(3,978)
	(10,535)	(10,902)
Other selling, general and administrative expenses, adjusted to exclude restructuring activities and depreciation and amortization:
North America	(16,790)	(24,843)
International	(19,084)	(16,000)
	(35,874)	(40,843)
Depreciation and amortization and other adjustments:
North America	4,414	2,572
International	8,982	6,869
	13,396	9,441
Segment Adjusted EBITDA:
North America	17,314	17,009
International	8,959	12,555
Total Reportable Segments Adjusted EBITDA	26,273	29,564
Corporate and Other	(8,691)	(9,832)
	17,582	19,732
Depreciation and amortization	(13,296)	(15,411)
Equity in net loss of equity-method investees	(24)	(173)
Interest expense, net	(10,856)	(13,142)
(Provision) benefit for income taxes	(877)	1,256
Stock-based compensation, net	(873)	(2,003)
Unrealized currency gains (losses)	267	(265)
Certain litigation expenses, net(a)	(2,014)	(827)
Restructuring activities
Productivity and transformation costs	(4,666)	(8,219)
Plant closure related costs, net	(2,896)	(286)
Acquisitions, divestitures and other
Transaction and integration costs, net	(8,419)	(2,173)
Gain on sale of assets	—	886
Gain on remeasurement of assets reclassified to held and used	14,769	—
Net loss	$(11,303)	$(20,625)

(a) Expenses and items relating to securities class action, baby food litigation and SEC investigation.

The Company’s net sales by product category are as follows:

	Three Months Ended September 30,
	2026	2025
Meal Preparation	$134,139	$159,622
Beverages	58,147	59,574
Baby & Kids	52,552	55,792
Personal Care	8,734	12,880
Snacks	6,702	80,015
	$260,274	$367,883

The Company’s net sales by geographic region, which are generally based on the location of the Company’s subsidiaries, are as follows:

	Three Months Ended September 30,
	2026	2025
United Kingdom	$105,340	$117,896
United States	103,840	178,155
Western Europe	44,119	46,066
Canada	6,975	25,766
	$260,274	$367,883

There has been no material change to the Company’s total assets by segment from the amount disclosed in the Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto for the period ended September 30, 2026 contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included in this Form 10-Q under the heading “Forward-Looking Statements” in the introduction of this Form 10-Q.

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

The aggregate net cash proceeds to be realized, after transaction expenses and taxes and including cash to be distributed from the International Business prior to closing, are expected to be between £225.1 million and £228.8 million, or between approximately $301.6 million and $306.5 million. Upon closing of the International Business Transaction, the Company would use the net proceeds to reduce the Company’s indebtedness. The foregoing U.S. Dollar figures are based on current foreign exchange rates and are subject to change based on foreign exchange rates in effect at the time the International Business Transaction closes.

Consummation of the International Business Transaction is subject to the following closing conditions: (1) customary regulatory approvals from certain regulatory authorities, and (2) the Company and its lenders entering into an amendment of the Company’s credit agreement by October 12, 2026. The final required regulatory approvals were obtained in early November 2026, and the regulatory approvals closing condition has therefore been satisfied. The credit agreement closing condition was not satisfied;

however, the Company has been engaged in discussions with AURELIUS and continues to pursue a path forward for completing the International Business Transaction.

The Company determined that not all criteria were met to be able to classify the International Business as held for sale as of September 30, 2026, since the Company has not resolved the credit agreement amendment closing condition.

Restructuring Program

During the first quarter of fiscal year 2024, the Company began a multi‑year restructuring program (the “Restructuring Program”) to improve profitability and support future growth. Cumulative pretax charges associated with the Restructuring Program are expected to be $135.0 million - $145.0 million. The Restructuring Program is expected to conclude by fiscal year 2028. See Note 1, Description of the Business and Basis of Presentation, under the heading “Strategic Review—International Business Transaction” in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

For the three months ended September 30, 2026, we incurred charges totaling $7.6 million associated with actions under the restructuring program, including employee-related costs, contract termination costs, and other transformation-related expenses, compared to $13.5 million in the prior year period. To date, we incurred $120.9 million of restructuring charges, of these charges, $37.3 million were non-cash.

Global Economic Environment

Macroeconomic and geopolitical conditions remain uncertain, reflecting inflation volatility, changes in interest rates and fiscal and monetary policies, global supply chain challenges, evolving trade restrictions and tariffs, and ongoing geopolitical tensions, including the conflict involving Iran. These conditions may continue to affect energy and commodity markets, input and transportation costs, supply chain efficiency, and consumer spending patterns. The Company has not experienced a material disruption to its operations as a result of these developments; however, prolonged or escalating pressures could adversely affect demand trends, liquidity, and operating results. The Company continues to monitor these developments and take appropriate actions to mitigate potential impacts on its business.

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

Consolidated Results

The following table compares our results of operations, including as a percentage of net sales, on a consolidated basis, for the three months ended September 30, 2026 and 2025 (dollars in thousands, other than per share amounts and percentages, which may not add due to rounding):

	Three Months Ended				Change in
	September 30, 2026		September 30, 2025		Dollars	Percentage
Net sales	$260,274	100.0%	$367,883	100.0%	$(107,609)	(29.3)%
Cost of sales	203,614	78.2%	299,805	81.5%	(96,191)	(32.1)%
Gross profit	56,660	21.8%	68,078	18.5%	(11,418)	(16.8)%
Selling, general and administrative expenses	61,873	23.8%	65,512	17.8%	(3,639)	(5.6)%
Amortization of acquired intangible assets	5,097	2.0%	1,212	0.3%	3,885	320.5%
Productivity and transformation costs	4,666	1.8%	8,219	2.2%	(3,553)	(43.2)%
Operating loss	(14,976)	(5.8)%	(6,865)	(1.9)%	(8,111)	118.2%
Interest and other financing expense, net	12,302	4.7%	15,499	4.2%	(3,197)	(20.6)%
Other income, net	(16,876)	(6.5)%	(656)	(0.2)%	(16,220)	**
Loss before income taxes and equity in net loss of equity-method investees	(10,402)	(4.0)%	(21,708)	(5.9)%	11,306	(52.1)%
Provision (benefit) for income taxes	877	0.3%	(1,256)	(0.3)%	2,133	*
Equity in net loss of equity-method investees	24	0.0%	173	0.0%	(149)	(86.1)%
Net loss	$(11,303)	(4.3)%	$(20,625)	(5.6)%	$9,322	(45.2)%

Adjusted EBITDA	$17,582	6.8%	$19,732	5.4%	$(2,150)	(10.9)%
Diluted net loss per common share	$(0.12)		$(0.23)		$0.10	(45.6)%

* Percentage is not meaningful due to one or more numbers being negative.

** Percentage is not meaningful due to significantly lower number or nil value in the comparative period.

Net Sales

Net sales for the three months ended September 30, 2026 were $260.3 million, a decrease of $107.6 million, or 29.3%, including an impact of $88.8 million, or 22.3%, related to held for sale businesses, discontinued brands and exited product categories and a favorable impact of $1.1 million, or 0.3%, from foreign exchange, as compared to the prior year quarter. Organic net sales, defined as net sales adjusted to exclude the impact of foreign exchange, acquisitions, divestitures, discontinued brands and exited product categories, decreased $17.8 million, or 6.7%, from the prior year quarter. The decrease in organic net sales was comprised of a 6.9% decrease in volume/mix, partially offset by a 0.6% increase in pricing. The decrease in net sales was primarily due to decline in the North America reportable segment driven by the disposition of the North American Snacks business in the prior fiscal year. The decline in organic net sales was due to declines in both the North America and International reportable segments. Further details of changes in net sales by segment are provided below in the Segment Results section.

Gross Profit

Gross profit for the three months ended September 30, 2026 was $56.7 million, a decrease of $11.4 million, or 16.8%, as compared to the prior year quarter. Gross profit margin for the three months ended September 30, 2026 was 21.8% compared with 18.5% in the prior year quarter. The increase in gross profit margin was primarily due to the North America segment driven by the North American Snacks Transaction, partially offset by lower volume/mix. The decrease in gross profit was driven by both the North America and International reportable segments. The decrease in gross profit for the North America reportable segment was mainly due to lower sales volume, including the impact of the North American Snacks Transaction and cost inflation, partially offset by productivity savings and pricing. The decrease in gross profit for the International reportable segment was driven by lower volume/mix and cost inflation, partially offset by productivity savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $61.9 million for the three months ended September 30, 2026, a decrease of $3.6 million, or 5.6%, from $65.5 million for the prior year quarter. The decrease was driven by lower employee-related and non-people costs as the Company continued to implement overhead reduction actions.

Amortization of Acquired Intangible Assets

Amortization of acquired intangibles was $5.1 million for the three months ended September 30, 2026, an increase of $3.9 million from $1.2 million in the prior year quarter. The increase was due to change the estimated useful life of the Company’s remaining intangible assets from indefinite to definite in the fourth quarter of fiscal year 2026.

Productivity and Transformation Costs

Productivity and transformation costs were $4.7 million for the three months ended September 30, 2026, a decrease of $3.6 million, or 43.2%, from $8.2 million in the prior year quarter. The decrease was primarily due to lower costs incurred in connection with the Restructuring Program.

Operating Loss

Operating loss for the three months ended September 30, 2026 was $15.0 million compared to $6.9 million in the prior year quarter as a result of the items described above.

Interest and Other Financing Expense, Net

Interest and other financing expense, net totaled $12.3 million for the three months ended September 30, 2026, a decrease of $3.2 million, or 20.6%, from $15.5 million in the prior year quarter. The higher prior period amount was due to higher financing fees related to the amendment of our credit agreement. See Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Other Income, Net

Other income, net totaled $16.9 million for the three months ended September 30, 2026, compared to $0.7 million in the prior year quarter. The change primarily reflected the recognition of a $14.8 million gain associated with the remeasurement of certain personal care (“PC”) business assets upon reclassification from held for sale to held and used. See Note 4, Assets and Liabilities Held for Sale included in Part I, Item 1 of this Form 10-Q.

Loss Before Income Taxes and Equity in Net Loss of Equity-Method Investees

Loss before income taxes and equity in net loss of our equity-method investees for the three months ended September 30, 2026 was $10.4 million compared to $21.7 million in the prior year quarter. The decrease in the loss before income taxes and equity in net loss of our equity-method investees was due to the items discussed above.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes includes federal, foreign, state and local income taxes. Our income tax expense was $0.9 million for the three months ended September 30, 2026 compared to a benefit of $1.3 million in the prior year quarter.

The effective income tax rate was an expense of 8.4% and a benefit of 5.8% for the three months ended September 30, 2026 and 2025, respectively. The income tax expense for the three months ended September 30, 2026 reflected foreign tax expense in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes. The income tax benefit for the three months ended September 30, 2025 reflected foreign tax benefit in certain jurisdictions and an increase in the valuation allowance for both federal and state income taxes.

Equity in Net Loss of Equity-Method Investees

Equity in net loss from our equity-method investments for the three months ended September 30, 2026 decreased to nil compared to $0.2 in the prior year quarter.

Net Loss

Net loss for the three months ended September 30, 2026, was $11.3 million, or $0.12 per diluted share, compared to $20.6 million, or $0.23 per diluted share, in the prior year quarter. The decrease in net loss was attributable to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA was $17.6 million and $19.7 million for the three months ended September 30, 2026 and 2025, respectively, as a result of the factors discussed above. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation of our net loss to Adjusted EBITDA.

Segment Results

The following table provides a summary of net sales and Adjusted EBITDA by reportable segment for the three months ended September 30, 2026 and 2025:

(Dollars in thousands)	North America	International	Corporate and Other	Consolidated
Net sales
Three months ended 9/30/26	$110,815	$149,459	$—	$260,274
Three months ended 9/30/25	203,920	163,963	—	367,883
$ change	$(93,105)	$(14,504)	n/a	$(107,609)
% change	(45.7)%	(8.8)%	n/a	(29.3)%

Adjusted EBITDA
Three months ended 9/30/26	$17,314	$8,959	$(8,691)	$17,582
Three months ended 9/30/25	17,009	12,555	(9,832)	19,732
$ change	$305	$(3,596)	$1,141	$(2,150)
% change	1.8%	(28.6)%	11.6%	(10.9)%

Adjusted EBITDA margin
Three months ended 9/30/26	15.6%	6.0%	n/a	6.8%
Three months ended 9/30/25	8.3%	7.7%	n/a	5.4%

See the Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations and Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a reconciliation of segment Adjusted EBITDA.

North America

Our net sales in the North America reportable segment for the three months ended September 30, 2026 were $110.8 million, a decrease of $93.1 million, or 45.7%, primarily due to impact of $87.2 million, or 40.0%, related to divestitures, held for sale businesses, discontinued brands and exited product categories, as compared to the prior year quarter. Organic net sales decreased $5.8 million, or 5.7%, to $97.0 million from $102.9 million in the prior year quarter.

The decrease in net sales primarily reflected lower net sales in the snacks category, reflecting the disposition of the North American Snacks business in the third quarter of fiscal year 2026 and, to a lesser extent, declines in the meal preparation, baby & kids, and personal care categories.

The decrease in organic net sales was primarily due to lower sales in the baby & kids, beverages, and meal preparation categories. The decrease in the baby & kids and meal preparation categories was driven by volume softness and distribution losses in purees and culinary oils and spreads, respectively. The decline in the beverages category was primarily driven by volume softness.

Adjusted EBITDA for the three months ended September 30, 2026 was $17.3 million, an increase of $0.3 million, or 1.8%, from Adjusted EBITDA of $17.0 million in the prior year quarter. The slight increase was primarily driven by reduction in SG&A expenses, productivity savings, and pricing, offset by impact of lower volume/mix. Adjusted EBITDA margin was 15.6%, a 730-basis point increase from the prior year period.

International

Our net sales in the International reportable segment for the three months ended September 30, 2026 were $149.5 million, a decrease of $14.5 million, or 8.8%, including an impact of $1.6 million or 0.8% related to divestitures, discontinued brands and exited product categories, and an unfavorable impact of $1.0 million or 0.6% related to foreign exchange, as compared to the prior year quarter. Organic net sales decreased $11.9 million or 7.4% to $149.9 million from $161.9 million the prior year quarter.

The decrease in both net sales and organic net sales was primarily driven by lower sale in the meal preparation category, partially offset by growth in the baby & kids and beverages categories. The decrease in the meal preparation category was primarily driven by declines in spreads and drizzles and weak soup performance across brands. The growth in the baby & kids category is primarily driven by snacks on account of effective promotional events, whereas growth in the beverages category is driven by private label non-dairy beverages.

Adjusted EBITDA for the three months ended September 30, 2026 was $9.0 million, a decrease of $3.6 million, or 28.6%, from Adjusted EBITDA of $12.6 million in the prior year quarter. The decrease was primarily driven by a decrease in gross profit associated with lower volume/mix and cost inflation, partially offset by productivity savings. Adjusted EBITDA margin was 6.0%, a 170-basis point decrease from the prior year period.

Corporate and Other

The change in Corporate and Other adjusted EBITDA primarily reflected a reduction in compensation-related expenses. Refer to Note 18, Segment Information, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

We finance our operations and growth primarily with the cash flows we generate from our operations and from borrowings available to us under our Credit Agreement (as defined below). We believe that our cash flows from operations and borrowing capacity under our Credit Agreement will be adequate to meet anticipated operating and other expenditures through its maturity date. However, the Credit Agreement matures in December 2026, and the Company continues to engage with its lenders regarding its capital structure and continues to evaluate and pursue all available paths. There can be no assurance that these efforts will be successful or completed on acceptable terms, or at all. Any default by us under the credit agreement, including our failure to repay in full the Credit Agreement at or prior to maturity, could have a material adverse effect on our business and financial condition, including being forced to seek relief under federal bankruptcy laws or to pursue a restructuring, wind-down, or liquidation, and holders of our common stock could experience a significant or complete loss of their investment. Please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences” set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and Note 10, Debt and Borrowings, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

As we approach the December 2026 maturity date of our Credit Agreement, we are experiencing increasing cash outlay requirements resulting from vendors and other counterparties seeking revised payment terms. The impact of these increasing cash outlay requirements could have a material adverse effect on our business and financial condition.

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

On September 11, 2025, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, (x) the Company’s maximum consolidated secured leverage ratio was amended to be 5.00:1.00 for the quarter ending June 30, 2025 and 5.50:1.00 for the quarter ending September 30, 2025 and thereafter, (y) the Company’s minimum consolidated interest coverage ratio was amended to be 2.00:1.00 for the quarter ending September 30, 2025 and thereafter and (z) a covenant was added requiring the Company to maintain a minimum Consolidated EBITDA (as such term is defined in the Credit Agreement as amended by the Fourth Amendment) of (i) $17.0 million for the quarter ending September 30, 2025 and (ii) $52.0 million for the cumulative two quarters ending September 30, 2025 and on December 31, 2025. The aforementioned financial covenants use financial measures that are defined under the Credit Agreement and not pursuant to generally accepted accounting principles in the U.S. (“GAAP”). The Fourth Amendment also reduced the size of the

Revolver from $700.0 million to $600.0 million in the aggregate, with the U.S. revolving credit facility reduced from $385.0 million to $330.0 million and the global revolving credit facility reduced from $315.0 million to $270.0 million.

As of September 30, 2026, the Company’s consolidated secured leverage ratio, consolidated leverage ratio and consolidated interest coverage ratio were 5.33:1.00, 5.33:1.00 and 2.23:1.00, respectively, and the Company was in compliance with all associated covenants. The aforementioned financial covenants are being reported as calculated under the Credit Agreement and not pursuant to GAAP. Please refer to the Credit Agreement and amendments filed as exhibits to our periodic reports for further information related to the calculation thereof. For risks related to our indebtedness and compliance with these covenants, please refer to the risk factor “Any default under our credit agreement or inability to refinance our indebtedness could have significant consequences.” set forth in Part I, Item 1A, “Risk Factors”.

From the date of the Second Amendment until the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) the Secured Overnight Financing Rate (“Term SOFR”) plus a credit spread adjustment of 0.10% plus 2.5% per annum or (b) the Base Rate (as defined in the Credit Agreement) plus 1.5% per annum. Commencing on the date of the Third Amendment, loans under the Credit Agreement bore interest at (a) Term SOFR plus 3.00% per annum or (b) the Base Rate plus 2.00% per annum. Commencing on the date of the Fourth Amendment, loans under the Credit Agreement bear interest at (a) Term SOFR plus 4.00% per annum or (b) the Base Rate plus 3.00% per annum.

Excluding the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2026 was 7.97%. The Company uses interest rate swaps to hedge a portion of the interest rate risk related to its outstanding variable rate debt. As of September 30, 2026, the notional amount of the interest rate swaps was $400,000 with fixed rate payments of 7.12%. Including the impact of hedges, the weighted average interest rate on outstanding borrowings under the Credit Agreement at September 30, 2026 was 7.50%. Additionally, the Credit Agreement contains a commitment fee of 0.25% per annum on the amount unused under the Credit Agreement.

As of September 30, 2026, there were $441.0 million of loans outstanding under the Revolver, $145.1 million of outstanding Term Loans, and $3.1 million of letters of credit outstanding under the Credit Agreement. As of September 30, 2026 and June 30, 2026, $155.9 million and $185.9 million, respectively, was available under the Credit Agreement, subject to compliance with the financial covenants. As of September 30, 2026, the Company was in compliance with all associated covenants.

Cash and Cash Equivalents

Our cash and cash equivalents balance increased by $4.9 million at September 30, 2026 to $63.0 million as compared to $58.1 million at June 30, 2026. Our working capital was negative $415.6 million at September 30, 2026, an increase of $1.1 million from negative $414.5 million at the end of fiscal 2026. Additionally, our total debt balance, net of unamortized issuance costs, at September 30, 2026 increased by $28.4 million to $586.2 million as compared to $557.8 million at June 30, 2026 as a result of an increase in net borrowings during the period.

Our cash balances are held in the U.S., U.K., Canada, Western Europe, the Middle East and India. As of September 30, 2026, substantially all cash was held outside of the U.S. and there are no material restrictions on repatriation.

We maintain our cash and cash equivalents primarily in money market funds or their equivalent. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Cash (Used in) Provided by Operating, Investing and Financing Activities

	Three Months Ended September 30,		Change in
(Dollars in thousands)	2026	2025	Dollars
Cash flows (used in) provided by:
Operating activities	$(18,917)	$(8,480)	$(10,437)
Investing activities	(3,918)	(5,214)	1,296
Financing activities	28,112	9,044	19,068
Effect of exchange rate changes on cash	(340)	(1,819)	1,479
Net increase (decrease) in cash and cash equivalents	$4,937	$(6,469)	$11,406

Cash used in operating activities was $18.9 million for the three months ended September 30, 2026, an increase of $10.4 million from cash used in operating activities of $8.5 million in the prior year period. This increase in cash used in operating activities versus the prior year resulted from an increase of $7.4 million in net loss adjusted for non-cash charges and higher working capital utilization of $3.0 million in the three months ended September 30, 2026. Working capital changes, versus the prior year period was primarily due to higher inventory balance utilization of 21.5 million, partially offset by the following: (i) increase in accounts receivable recovery in the amount of $9.2 million, (ii) an increase in other assets and liabilities recovery of $5.3 million, (iii) a reduced outflow associated with accounts payable and accrued expenses in the amount of $2.4 million, (iv) an increase in other current assets recovery of $1.7 million.

Cash used in investing activities was $4.0 million for the three months ended September 30, 2026, a decrease of $1.3 million from cash used in investing activities of $5.2 million in the prior year period. The net change was primarily due to lower capital expenditures in the current period due to phasing of capital projects.

Cash provided by financing activities was $28.1 million for the three months ended September 30, 2026, an increase of $19.1 million compared to $9.0 million in the prior year period. The increase in cash provided by financing activities was primarily due to an increase in borrowings during the three months ended September 30, 2026.

Free Cash Flow

Our free cash flow was negative $22.8 million for the three months ended September 30, 2026, an increase in negative free cash flow of $9.1 million from negative free cash flow of $13.7 million in the three months ended September 30, 2025. The period-over-period change resulted primarily from an increase in cash flows used in operations of $10.4 million driven by the reasons explained above, partially offset by lower capital expenditures of $1.3 million. See Reconciliation of Non-U.S. GAAP Financial Measures to U.S. GAAP Measures following the discussion of our results of operations for definitions and a reconciliation from our net cash used in operating activities to free cash flow.

Share Repurchase Program

In January 2022, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s issued and outstanding common stock. Repurchases may be made from time to time in the open market, pursuant to pre-set trading plans, in private transactions or otherwise. The current 2022 authorization does not have a stated expiration date. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations. During the three months ended September 30, 2026, the Company did not repurchase any shares under the repurchase program. As of September 30, 2026, the Company had $173.5 million of remaining authorization under the share repurchase program.

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

A reconciliation between reported net sales and organic net sales is as follows:

(Dollars in thousands)	North America	International	Hain Consolidated
Net sales - Three months ended September 30, 2026	$110,815	$149,459	$260,274
Less: Impact of divestitures, discontinued brands and exited product categories	13,832	511	14,343
Less: Impact of foreign currency exchange	(66)	(999)	(1,065)
Organic net sales - Three months ended September 30, 2026	$97,049	$149,947	$246,996

Net sales - Three months ended September 30, 2025	$203,920	$163,963	$367,883
Less: Impact of divestitures, discontinued brands and exited product categories	101,026	2,103	103,129
Organic net sales - Three months ended September 30, 2025	$102,894	$161,860	$264,754

Net sales decline	(45.7)%	(8.8)%	(29.3)%
Less: Impact of divestitures, held for sale businesses, discontinued brands and exited product categories	(40.0)%	(0.8)%	(22.3)%
Less: Impact of foreign currency exchange	(0.0)%	(0.6)%	(0.3)%
Organic net sales decline	(5.7)%	(7.4)%	(6.7)%

Adjusted EBITDA

The Company defines Adjusted EBITDA as net loss before net interest expense, income taxes, depreciation and amortization, equity in net loss of equity-method investees, stock-based compensation, net, unrealized currency (gains) losses, certain litigation expenses, net, plant closure related costs, net, productivity and transformation costs, costs associated with acquisitions, divestitures and other transactions, gain on sale of assets, gain on remeasurement of assets reclassified to held and used, and other adjustments. The Company’s management believes that this presentation provides useful information to management, analysts and investors regarding certain additional financial and business trends relating to its results of operations and financial condition. In addition, management uses this measure for reviewing the financial results of the Company and as a component of performance-based executive compensation. Adjusted EBITDA is a non-U.S. GAAP measure and may not be comparable to similarly titled measures reported by other companies.

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

A reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Net loss	$(11,303)	$(20,625)

Depreciation and amortization	13,296	15,411
Equity in net loss of equity-method investees	24	173
Interest expense, net	10,856	13,142
Provision (benefit) for income taxes	877	(1,256)
Stock-based compensation, net	873	2,003
Unrealized currency (gains) losses	(267)	265
Certain litigation expenses, net(a)	2,014	827
Restructuring activities
Productivity and transformation costs	4,666	8,219
Plant closure related costs, net	2,896	286
Acquisitions, divestitures and other
Transaction and integration costs, net	8,419	2,173
Gain on sale of assets	-	(886)
Gain on remeasurement of assets reclassified to held and used	(14,769)	-
Adjusted EBITDA	$17,582	$19,732

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

A reconciliation from cash flows used in operating activities to Free Cash Flow is as follows:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025
Net cash used in operating activities	$(18,917)	$(8,480)
Purchases of property, plant and equipment	(3,918)	(5,227)
Free Cash Flow	$(22,835)	$(13,707)

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to variable consideration, valuation of long-lived assets, goodwill and intangible assets, stock-based compensation and valuation allowances for deferred tax assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, from which there have been no material changes. We are providing the below update regarding goodwill.

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

As of September 30, 2026, goodwill associated with the U.S. and Ella’s Kitchen UK reporting units had a carrying value of $216.7 million and $29.3 million, respectively. The goodwill related to the U.S. reporting unit is at risk of potential impairment if the fair value of these reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for products, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company’s estimates. If the Company’s ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record additional impairment charges in future periods. We monitor our reporting unit at risk of impairment for interim impairment indicators.

As of September 30, 2026, we considered our market capitalization and our net book value and performed a market capitalization reconciliation with the expectation that the market capitalization should reconcile within a reasonable range to the sum of the fair values of the Company's individual reporting units. Upon performing the market capitalization reconciliation, we noted a reasonable reconciliation between the sum of the reporting unit fair values and the Company’s market capitalization once adjusted for the impact of corporate costs not allocated to the reporting units. Refer to the critical accounting policies and estimates section included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in market risk from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, during the three months ended September 30, 2026. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is incorporated herein by reference to Note 17, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the discussion of the material factors contained in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on September 14, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, there were no shares repurchased under share repurchase programs approved by the Board of Directors.

During the three months ended September 30, 2026, there were no shares withheld by the Company to satisfy tax withholding obligations in connection with shares issued under stock-based compensation plans.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

Exhibit Number	Description

2.1

Asset Purchase Agreement dated as of January 30, 2026 by and between The Hain Celestial Group, Inc. and Snackruptors Inc. (incorporated by reference to Exhibit 2.1 of Hain’s Current Report on Form 8-K filed with the SEC on February 2, 2026).*

2.2

Share Purchase Agreement, dated September 12, 2026, among The Hain Celestial Group, Inc., Ella’s Kitchen Group Limited, The Hain Daniels Group Limited, Hain Celestial Europe B.V., and HCGI U.S. Finance Co., LLC, as the Sellers, and Aurelius V AcquiCo Twenty Four Limited and AURELIUS V GER AcquiCo Six GmbH, as the Purchasers (incorporated by reference to Exhibit 2.1 of Hain’s Current Report on Form 8-K filed with the SEC on September 14, 2026).*

3.1

Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, filed with the SEC on August 26, 2021).

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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC. Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

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

THE HAIN CELESTIAL GROUP, INC.
(Registrant)

Date:	November 9, 2026	/s/ Alison E. Lewis
Alison E. Lewis, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2026	/s/ Lee A. Boyce
Lee A. Boyce, Chief Financial Officer (Principal Financial and Accounting Officer)